Form 10-Q
period 1997-03-31
WATERFORD GAMING LLC
filed 1997-06-30
CIK 1028911

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  3/31/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period               to            .

Commission file number:  333-17795

                     WATERFORD GAMING LLC
     (Exact name of Registrant as specified in its charter)

           DELAWARE                             06-1465402
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         914 HARTFORD TURNPIKE
              P.O. BOX 715
             WATERFORD, CT                               06385
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (860)442-4559

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No



                    WATERFORD GAMING, L.L.C.

                       INDEX TO FORM 10-Q



PART I -- FINANCIAL INFORMATION                                         Page
ITEM 1 -- Financial Statements                                          Number

Report of Independent Accountants                                          1

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 1997 (unaudited) and December 31, 1996.                          3

Condensed Statement of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 1997 (unaudited).                     4

Condensed Statement of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three months ended
March 31, 1997 (unaudited).                                                5

Condensed Statement of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 1997 (unaudited).                     6

Notes to Condensed Financial Statements of Waterford Gaming,
L.L.C. (unaudited).                                                      7-8

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                    9-15

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                               16
ITEM 2 -- Changes in Securities                                           16
ITEM 3 -- Defaults upon Senior Securities                                 16
ITEM 4 -- Submission of Matters to a Vote of Security Holders             16
ITEM 5 -- Other Information                                               16
ITEM 6 -- Exhibits and Reports on Form 8-K                                17

Signatures - Waterford Gaming, L.L.C.                                     18






                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C.
(the "Company") as of March 31, 1997, and the related condensed statements of operations, changes in members' deficiency and cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, changes in members' equity (deficiency) and cash flows for the period from September 30, 1996 (commencement of operations) to December 31, 1996 (not presented herein); and in our report dated April 11, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    COOPERS & LYBRAND, L.L.P.

Hartford, Connecticut
May 30, 1997


                                   1







PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

The unaudited condensed financial information as of March 31, 1997, and for the three-month period ended March 31, 1997, included in this report was reviewed by Coopers & Lybrand LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certifed Public Accountants.

                    WATERFORD GAMING, L.L.C.

                    CONDENSED BALANCE SHEETS

              March 31, 1997 and December 31, 1996

                           (Unaudited)
                            ________


                             ASSETS

                                                March 31 1997  December 31, 1996

Current assets:
    Cash                                         $ 1,840,283    $   841,512
    Temporary investments                         16,092,879     15,895,904
    Due from Trading Cove Associates               1,350,000        ---
            Total current assets                  19,283,162     16,737,416

Investment in Trading Cove Associates             12,277,069     12,682,469
Investment in 15% subordinated notes receivable 24,886,511 25,965,897 Deferred financing costs, net of accumulated
  amortization of $160,419                         2,686,841      2,788,529

            Total assets                         $59,133,583    $58,174,311




               LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
    Accrued expenses                                $42,288         $53,510
    Accrued interest on senior notes payable      3,291,979       1,220,104
            Total current liabilities             3,334,267       1,273,614

12-3/4% senior notes payable                     65,000,000      65,000,000
            Total liabilities                    68,334,267      66,273,614

Members' deficiency                              (9,200,684)     (8,099,303)

            Total liabilities and
              members' deficiency               $59,133,583     $58,174,311


The accompanying notes are an integral part of the financial statements.

                     WATERFORD GAMING, L.L.C.

                 CONDENSED STATEMENT OF OPERATIONS

            for the three months ended March 31, 1997

                           (Unaudited)
                            ________


Revenue
    Interest income                                 $1,096,412
    Financing  income - Trading Cove Associates        442,340
            Total revenue                            1,538,752

Expenses:
    Interest expense                                 2,071,875
    Amortization of deferred financing costs           101,688
    General and administrative                          61,170
            Total expenses                           2,234,733

                                                      (695,981)

Equity in loss of Trading Cove Associates             (405,400)

            Net loss                               ($1,101,381)


The accompanying notes are an integral part of the financial statements.

                    WATERFORD GAMING, L.L.C.


        CONDENSED STATEMENT OF CHANGES IN MEMBERS' DEFICIENCY

            for the three months ended March 31, 1997

                           (Unaudited)
                             _______


                                                          Total
                                 Slavik       LMW         Members'
                                 Suites,   Investments,   Deficiency
                                  Inc.        Inc.

Balance, December 31,1996     ($5,412,165) ($2,687,138) ($8,099,303)

Net loss                         (746,700)    (354,681)  (1,101,381)

Balance, March 31, 1997       ($6,158,865) ($3,041,819) ($9,200,684)

The accompanying notes are an integral part of the financial statements.

                     WATERFORD GAMING, L.L.C.


                 CONDENSED STATEMENT OF CASH FLOWS


            for the three months ended  March 31, 1997

                           (Unaudited)
                            ________
Cash flows from operating activities:
    Net loss                                            ($1,101,381)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
            Amortization                                    101,688
            Equity in loss of Trading Cove Associates       405,400
            Changes in operating assets and liabilities:
                Accrued interest receivable                  29,386
                Accrued interest on temporary investments    (1,107)
                Due from Trading Cove Associates           (442,340)
                Accrued expenses                            (11,222)
                Accrued interest on senior notes payable  2,071,875
                    Total adjustments                     2,153,680

                    Net cash provided by operating
                      activities                          1,052,299

Cash flows from investing activities:
    Due from Trading Cove Associates                       (907,660)
    Return on investment in 15% subordinated notes
      receivable                                          1,050,000
    Purchases and sales of temporary investments - net     (195,868)

                    Net cash used in investing
                      activities                            (53,528)

Net increase in cash                                        998,771

Cash at beginning of period                                 841,512

Cash at end of period                                    $1,840,283


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest             $  ---

The accompanying notes are an integral part of the financial statements.

                     WATERFORD GAMING, L.L.C.

              NOTES TO CONDENSED FINANCIAL STATEMENTS


                           (Unaudited)
                            _________



1. Basis of Presentation:

   The unaudited interim financial statements should be read in conjunction with the Company's 1996 audited financial statements within the Company's Registration Statement on Form S-4, as amended, initially filed with the Securities and Exchange
   Commission (the "Commission") File No. 333-17795 on April 29, 1997.

   The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997, and the statement of members' deficiency for the three months ended March 31, 1997. The Company was formed on September 30, 1996 and, accordingly, there are no comparative statements for the corresponding quarter ending March 31,
   1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

   The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph(a)(5).

Effective as of May 15, 1997, the Company's 12-3/4% senior  notes were  registered  with  the Commission through a Registration Statement
on Form S-4 under the Securities  Exchange Act of 1933.   As a result,
the Company is subject to the informational requirements of the Securities Exchange Act of 1934.

2. Investment in Trading Cove Associates:

   As of March 31, 1997, the following summary information relates to Trading Cove Associates. Total revenues and net loss are for the three months ended March 31, 1997:

          Total assets                                $ 9,483,784
          Total liabilities                             2,909,125
                                                      -----------

          Partners' capital                           $ 6,574,659
                                                      ===========

          Total revenues                              $ 5,725,782
                                                      ===========

          Net loss                                    $   (44,533)
                                                      ===========

          Company's interest:
           Investment in Trading Cove Associates,
               beginning of year                      $12,682,469

           Loss from Trading Cove Associates              (22,267)

           Amortization of interests purchased           (383,133)
                                                      -----------

           Equity in loss in Trading Cove Associates     (405,400)
                                                      ===========
           Investment in Trading Cove Associates      $12,277,069
                                                      ===========


3.    Notes Receivable:

   On  November 8, 1996, the Company invested in 15% subordinated notes receivable from MTGA (the "Subordinated Notes") in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and additional amounts as of  November  8, 1996  totaling  $5,922,543,  of which  $1,957,660 relates  to additional amounts owed by Trading Cove  Associates on  the original Subordinated Notes as of December 31, 1996.
   During the three months ended March 31, 1997, the Company received $1,050,000 and accrued $1,350,000, totaling $2,400,000, in
   financing  payments  from  Trading  Cove  Associates.    These
   financing payments were first applied against the $1,957,660, which resulted in recognition of $442,340 in financing income during the three months ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Development and Operational Activities

The operation of the Company or its predecessors in its role as a managing general partner of Trading Cove Associates
(the "Manager") has been to negotiate the Management Agreement (as defined below), to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Mohegan Tribal Gaming Authority (the "Authority") in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located in Uncasville, Connecticut, and participate in the design and development of the Mohegan Sun which commenced operations on October 8, 1996. Since the opening of the Mohegan Sun, the Company has overseen the Mohegan Sun's day-to-day operations.

Overview of Current and Future Cash Flows

The Company expects to fund its operating debt service and capital needs from cash flows from the Management
Agreement and Subordinated Notes (to the extent interest or Additional Amounts as defined are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes) and from amounts in the Company's cash collateral account (the "Cash Collateral Account"). Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient for that purpose. The following is a summary of the cash flows of the Company.

For the three month period ended March 31, 1996, the Company received $1,050,000 in cash distributions from the Manager and $1,350,000 was due from the Manager, which represented its share of approximately $5,213,964 in net management fees earned by the Manager from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of management fees earned by the Manager for any annual period are subject to year-end adjustment, as set forth below.

Sources of Revenues. The Company has two primary sources of revenues: distributions on its partnership interest in the Manager and payments on the Subordinated Notes.

Pursuant to an agreement between the Manager and the Tribe, the Manager manages the Mohegan Sun for a management fee under a seven year management agreement (the "Management Agreement"). The Manager will have only one source of revenue, management fees under the Management Agreement. The Management fees are calculated in three tiers based upon Net Revenues of the Mohegan Sun set forth below (in thousands):

                          I              II                III
                     40% of net     Revenues in        Revenues in
                      Revenues      Tier I plus        Tiers I & II
                        up to       35% of Net         plus 30% of
                                     Revenues          Net Revenues
                                      between             above

Year 1........        $50,546     $50,547-$63,183         $63,183

Year 2........        $73,115     $73,116-$91,934         $91,394

Year 3........        $91,798     $91,799-$114,747       $114,747

Year 4........        $95,693     $95,694-$119,616       $119,616

Year 5........       $104,107    $104,108-$130,134       $130,134

Year 6 (subject to
Buyout Option)...    $114,335    $114,336-$142,919       $142,919

Year 7 (subject to
Buyout Option)...    $130,944    $130,945-$163,680       $163,680


The monthly management fee payments are calculated against 1/12th of the amounts set forth above, and then adjusted annually within 60 days of the close of the fiscal year. This annual adjustment might or might not have a material effect on cash flow. As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the Gross Revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the Reserve Fund. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the `net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses (excluding the Management Fee). Within 25 days after the end of each calendar month, the Manager is required to calculate and report to the Tribe, the gross revenues, operating expenses and net revenues.

In addition, the Manager is required to fund $1.2 million per year ($100,000 per month) from its management fees into a capital replacement reserve. The Management Agreement has a term of seven years that commenced upon the opening of the Mohegan Sun, subject to a right of the Authority to buy-out the Management Agreement after the fifth year. If the Management Agreement is bought out after the fifth year, the Company will use its share of the proceeds to redeem Notes.

Upon receipt of the Management Fee, the Manager is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with its partners or their affiliates. Some of these payments are one-time non-recurring payments (the "Non-recurring Payments") and others are required on a continuing basis (the "Continuing Payments"). The payments marked with an asterisk below are Non-recurring Payments and the others are Continuing Payments. One of the considerations used by the NIGC in determining whether or not to approve a management contract is whether the Manager is providing a portion of the capital required. Accordingly, the Manager agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes. However, at the time that the subordinated loan was made, the partners of the Manager, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in the Manager. Therefore, the partners of the Manager agreed that those entities who participated in funding the Subordinated Notes would be entitled to financing fees (the "Additional Amounts") as a priority allocation of the Management Fee to compensate those entities for the additional risk of funding the Subordinated Notes. The
Additional Amounts represent a priority payment of available cash by the Manager. If every partner of the Manager participated in the Subordinated Notes to the extent of its pro rata economic interest in the Manager, then the Additional
Amounts would have no economic effect on the partners. Such payments by the Manager, along with the allocation of the other Management Fees, are to compensate the recipients for the subcontracted services provided by them to the Mohegan Sun, including compensation for the provision of capital resources, and to provide the initial investors in the Mohegan Sun with a return of capital for their initial investment.

The following table sets forth the priority of the distribution of the Management Fee from the Manager to its Partners:

   * 1. Return of capital contributions made after September 24, 1995. These capital contributions aggregated $2.2 million and are to be repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd. These capital contributions were deemed returned at the consummation of the offering of the Notes upon the distribution by the Manager of the $1.7 million in principal amount of Original Subordinated Notes together with accrued interest and accrued Additional Amounts and a cash distribution totalling $275,000, 50% to Sun Cove Ltd. and 50% to the Company.

     2. Payment of an amount equal to 11 1/2% per annum on the Original Subordinated Notes. These payments will be made semi-annually to the holders of the Original Subordinated Notes, 50% to the Company and 50% to Sun International.

     3. Payment of an amount equal to the difference between 26 1/2% and the reference rate of Chase Manhattan Bank plus 1.0% on the first $15.0 million advanced under the Completion Guarantee (the "First Tranche Completion Guarantee Subordinated Notes"). This amount will be paid semi-annually pari passu with the amounts under paragraph 4. Upon funding of the First Tranche Completion Guarantee Subordinated Notes, this amount will be paid to Sun International. However, these amounts become payable to the Company as it purchases its share of the First Tranche Completion Guarantee Subordinated Notes over three years.

     4. Payment of an amount equal to the reference rate of Chase Manhattan Bank plus 1.0% on the First Tranche Completion Guarantee Subordinated Notes to the extent the Authority is not permitted to pay interest thereon. This amount will be paid semi-annually pari passu with the amount under paragraph 3. When the Authority can pay such interest, payment under this paragraph 4 shall be reduced accordingly. In addition, to the extent the Manager has paid amounts otherwise payable by the Authority, the holders will be required to repay the Manager.

     5. Payment of an amount equal to the difference between 26 1/2% and the reference rate of Chase Manhattan Bank plus 1.0% on the amounts advanced under the Completion Guarantee in excess of the First Tranche Completion Guarantee Subordinated Notes (which is expected to total $35.0 million) (the "Second Tranche Completion Guarantee Subordinated Notes"). This amount is paid semi-annually to Sun International.

   * 6. Return of capital contributions made before September 24, 1995. These capital contributions aggregated approximately $7.0 million and are repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd.

   * 7. Payment of a Development Services Fee to Sun
International equal to 3% of total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000 (estimated to be $8.3 million).

     8. Payment of a monthly Management Services Fee equal to the lesser of 1% of the gross revenues of the Mohegan Sun and 25% of the sum of the Excess Cash of the Manager (as defined in the Partnership Agreement) plus the Organizational and Administrative Fee (as defined) and the Marketing and Casino Operations Fee (as defined). After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (as defined) is $200.0 million or less, $3.0 million if the Mohegan's Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be distributed in amounts equal to 50% to Sun International and the remainder to the Company.

   * 9. Payment of a Completion Guarantee Fee to Sun
International equal to 2% of the total development costs (less land acquisition costs) of the Mohegan Sun (approximately $5.5 million).

     10. Payment of amount equal to the state and federal income tax liability of the Manager as if it were an individual paying federal income tax and the higher of Michigan or Connecticut taxes. This amount will be paid 50% to Sun Cove Ltd., 45% to the Company and 5% to a former partner.

     11. All remaining fees and Excess Cash distributed 50% to Sun Cove Ltd., 45% to the Company and 5% to a former partner.

The Company has an obligation to purchase one-half ($7.5 million) of the aggregate principal amount of the outstanding
First Tranche Completion Subordinated Guarantee Notes in three equal annual installments beginning in October 1997.

Interest accrues on the Subordinated Notes semi-annually.
Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its $175 million, 13 1/2% Authority Senior Secured Notes due 2002
(the "Authority Senior Secured Notes") and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) the Management Fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amount set aside in the Cash Maintenance
Account (as defined in the indenture for the Authority Senior
Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts
(not to exceed $6.8 million) for such fiscal year), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such fiscal year and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Subordinated Notes. In the event that the Company receives an offer to purchase the Subordinated Notes, the Indenture requires the Company to accept such offer in the same proportion as Sun International. The Authority may make an optional redemption of the Subordinated Notes; however, such redemption, except as detailed above, may be made only after the Authority Senior
Secured Notes have been paid in full.

Results of Operations

Discussion of the Period from January 1, 1997 to March 31, 1997

     Interest income. Interest income of $1,096,412 for the period ended March 31, 1997 was attributable to accrued interest on the Subordinated Notes of $878,275 and interest received and accrued on Cash and Temporary Investments of $218,137.

     Financing Income - Trading Cove Associates.  Financing
Income - Trading Cove Associates of $442,340 for the three months ended March 31, 1997 represents Additional Amounts due as provided under point 2 of the table set forth above under "Overview of Current and Future Cash Flows".

     Interest Expense. Interest expense of $2,071,875 for the period ended March 31, 1997 resulted from accrued and unpaid interest on the Senior Notes, payable May 15, 1997.

     Amortization on Deferred Financing Costs.  Amortization on
Deferred Financing Costs for the three months ended March 31, 1997 of $101,688 resulted from amortization of costs associated with the issuance of the Notes.

     General and Administrative Expenses.  General and
Administrative Expenses for the period ended March 31, 1997 was $61,170 which was primarily attributable to legal and accounting fees.

     Equity in loss of the Manager. Equity in loss of the Manager for the three months ended March 31, 1997 was $405,400.

As a result of the foregoing factors, the Company experienced a net loss of $1,101,381 for the three months ended March 31, 1997.

Liquidity and Capital Resources

     The initial capital of the Company consists of the partnership interests in the Manager contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Notes, the Company used approximately $25.1 million to purchase $19.2 million in principal amount of Original Subordinated Notes of the Authority plus accrued and unpaid interest and Additional Amounts. In addition, the Manager distributed approximately $850,000 in principal amount of Subordinated Notes to the Company.

     If construction costs exceed the current budget or if additional amenities or facilities are constructed, the Manager may determine to loan the Authority funds for such purposes, although it does not have any obligation to do so. The Company currently believes that the completion costs of the Mohegan Sun are within the current budget but construction costs may increase, and no assurance can be given that the Authority will be able to obtain sufficient funds if it is required to do so. A portion of the proceeds of the Offering of the Notes were placed in the Cash Collateral Account and are available to fund the Company's share of any additional funding required by the Manager, if any.

     At this time the Company anticipates that no further investment is required in the Manager by the Company.

     Current Assets increased from $16,737,416 to $19,283,162 at March 31, 1997. The increase was primarily the result of payments by the Manager.

     The Company has two primary sources of revenues: Distributions on its partnership interest in the Manager and payments on the Subordinated Notes. The Company anticipates regular payments from the Manager based on the results of the Manager and management fee payment by the Authority.

     Current Liabilities increased from $1,273,614 to $3,334,267 at March 31, 1997. The increase was primarily attributable to accrued and unpaid interest on the Senior Notes.

     The Company is required to purchase from Sun International on each October 12, 1997, October 12, 1998 and October 12, 1999 one-sixth of the outstanding principal amount of First Tranche Completion Guarantee Subordinated Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the First Tranche Completion Guarantee Subordinated Notes plus all accrued and unpaid interest thereon.
As of March 31, 1997, $15 million principal was outstanding as First Tranche Completion Guarantee Subordinated Notes.

     The Company believes that it will fund its current operating expenses, debt service requirements and capital needs from cash flows from the Manager and payments under the Subordinated Notes (to the extent payments on the Subordinated Notes is payable in cash and to the extent of principal payments on the Subordinated Notes) and from amounts in the Cash Collateral Account. Based upon the Company's anticipated future operations, management believes these sources will be sufficient to meet the Company's anticipated requirements for future operating expenses and future scheduled payments of principal of and interest on the Senior Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose. The Mohegan Sun has only recently begun operations and does not have a long operating history.

Part II - Other Information:

Item 1 -- Legal Proceedings:

          Neither the Company nor Waterford Gaming Finance Corp. is a party to any pending material litigation.


Item 2 -- Changes in Securities:

          NONE


Item 3 -- Defaults Upon Senior Securities:

          NONE


Item 4 -- Submission of Matters to a Vote of Security
          Holders:

          NONE


Item 5 -- Other Information:

          NONE


Item 6 -- Exhibits and Reports on Form 8-K:

          (a) Exhibits

              Exhibit No.    Description
                 3.1         Certificate of Formation, as amended, of
                             Waterford Gaming, L.L.C. (i)
                 3.2         Certificate of Incorporation of Waterford
                             Gaming Finance Corp. (i)
                 3.3         Bylaws of Waterford Gaming Finance Corp. (i)
                 4.1         Indenture, dated as of November 8, 1996, between
                             Waterford Gaming, L.L.C. and Waterford Gaming
                             Finance Corp., the issuers, and Fleet National
                             Bank, as trustee, relating to $65,000,000
                             12 3/4% Senior Notes due 2003. (i)
                 4.2         Registration Rights Agreement, dated as of
                             November 8, 1996, among, Waterford Gaming, L.L.C.,
                             Waterford Gaming Finance Corp., Bear, Stearns &
                             Co., Inc., and Merrill Lynch, Pierce, Fenner &
                             Smith Incorporated. (i)
                 4.3         Note Pledge Agreement, dated as of November 8,
                             1996, between Waterford Gaming, L.L.C. and Fleet
                             National Bank, as trustee. (i)
                 4.4         Cash Collateral and Disbursement Agreement, dated
                             as of November 8, 1996, among Fleet National Bank,
                             as trustee, Fleet National Bank as disbursement
                             agent, and Waterford Gaming, L.L.C. (i)
                 4.5         Specimen Form of 12 3/4% Senior Notes due 2003
                             (the "Private Notes") (included in Exhibit
                             4.1). (i)
                 4.6         Specimen Form of 12 3/4% Senior Notes due 2003
                             (the "Exchange Notes") (included in Exhibit
                             4.1). (i)
                10.1         Omnibus Financing Agreement, dated as of
                             September 21, 1995, between Trading Cove
                             Associates and Sun International Hotels
                             Limited. (i)
                10.2         First Amendment to the Omnibus Financing
                             Agreement, dated as of October 19, 1996, among
                             Trading Cove Associates, Sun International
                             Hotels Limited and Waterford Gaming, L.L.C. (i)
                10.3         Amended and Restated Partnership Agreement of
                             Trading Cove Associates, dated as of September
                             21, 1994, among Sun Cove Ltd., RJH Development
                             Corp., Leisure Resort Technology, Inc., Slavik
                             Suites, Inc., and LMW Investments, Inc. (i)
                10.4         First Amendment to Amended and Restated
                             Partnership Agreement of Trading Cove Associates,
                             dated as of October 22, 1996, among Sun Cove Ltd.,
                             Slavik Suites, Inc., RJH Development Corp., LMW
                             Investments, Inc. and Waterford Gaming, L.L.C. (i)
                10.5         Purchase Agreement, dated as of November 5, 1996,
                             among Waterford Gaming, L.L.C., Waterford Gaming
                             Finance Corp., Bear, Stearns & Co., Inc. and
                             Merrill Lynch, Pierce, Fenner and Smith
                             Incorporated. (i)
                10.6         Limited Liability Company Agreement of Waterford
                             Gaming, L.L.C., dated as of September 30, 1996,
                             among Slavik Suites, Inc., LMW Investments, Inc.
                             and Waterford Gaming, L.L.C. (i)
                10.7         Note Purchase Agreement, dated as of October 19,
                             1996, among Sun International Hotels Limited,
                             Waterford Gaming, L.L.C. and Trading Cove
                             Associates. (i)
                10.8         Note Purchase Agreement, dated as of September 29,
                             1995, between the Mohegan Tribal Gaming Authority
                             and Sun International Hotels Limited relating to
                             the Subordinated Notes. (i)
                10.9         Management Agreement, dated as of July 28, 1994,
                             between the Mohegan Tribe of Indians of
                             Connecticut and Trading Cove Associates. (i)
                21.1         Subsidiaries of Waterford Gaming, L.L.C. (i)
                21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                27           Financial Data Schedule (ii)
                99.1         Quarterly Report on Form 10-Q of the Mohegan
                             Tribal Gaming Authority (the "Authority") dated
                             May 15, 1997, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q SEC file reference no. 033-80655.


                (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.
                (ii) Included in Edgar filing only.

          (b) NO FORM 8-K FILINGS.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 27, 1997           By:/s/Len Wolman
                                 Len Wolman, Chief Executive Officer


Date: June 27, 1997           By:/s/Del Lauria
                                 Del Lauria, Chief Financial Officer


