Form 10-Q
period 1997-06-30
WATERFORD GAMING LLC
filed 1997-08-14
CIK 1028911

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  6/30/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transaction period 			 to 			.

Commission file number:	333-17795

                        WATERFORD GAMING, L.L.C.
       (Exact name of Registrant as specified in its charter)

          DELAWARE                             06-1465402
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

     914 HARTFORD TURNPIKE
         P.O. BOX 715
         WATERFORD, CT                            06385
(Address of Principal Executive Offices)       (Zip Code)


Registrant's Telephone Number, Including Area Code 860-442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes 	X	  No


                          WATERFORD GAMING, L.L.C.

                             INDEX TO FORM 10-Q


                                                                   Page
                                                                   Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                    1

Financial Information                                                2

Condensed Balance Sheets of Waterford Gaming, L.L.C.
as of June 30, 1997 (unaudited) and December 31, 1996.               3

Condensed Statements of Operations of Waterford Gaming,
L.L.C. for the three months and six months ended
June 30, 1997 (unaudited).                                           4

Condensed Statement of Changes in Members' Deficiency
of Waterford Gaming, L.L.C. for the six months ended
June 30, 1997 (unaudited).                                           5

Condensed Statement of Cash Flows of Waterford Gaming,
L.L.C. for the six months ended June 30, 1997 (unaudited).           6

Notes to Condensed Financial Statements of Waterford Gaming,
L.L.C.                                                             7-8

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                    9-16

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                         17
ITEM 2 -- Changes in Securities                                     17
ITEM 3 -- Defaults upon Senior Securities                           17
ITEM 4 -- Submission of Matters to a Vote of Security Holders       17
ITEM 5 -- Other Information                                         17
ITEM 6 -- Exhibits and Reports on Form 8-K                       17-19

Signatures - Waterford Gaming, L.L.C.                               20




                   Report of Independent Accountants


To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 1997, and the related condensed statements of operations for the three months and six months ended June 30, 1997, and the related condensed statement of changes in members' deficiency and cash flows for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

                                                    Coopers & Lybrand, L.L.P.

Hartford, Connecticut
July 25, 1997

                                  1





                  PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial information as of June 30, 1997, and for the three months and six months ended June 30, 1997, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                        WATERFORD GAMING, L.L.C.
                         CONDENSED BALANCE SHEETS
              June 30, 1997 (Unaudited) and December 31, 1996
                                 ________


                                  ASSETS

                                              June 30,          December 31,
                                                1997                1996

Current assets:
  Cash                                       $   862,657        $   841,512
  Temporary investments                       15,150,958         15,895,904
  Due from Trading Cove Associates                32,699            ----
  Other assets                                     2,717            ----
                                              ----------         ----------
         Total current assets                 16,049,031         16,737,416
                                              ----------         ----------

Investment in Trading Cove Associates         11,747,610         12,682,469

Investment in 15% subordinated
  notes receivable                            25,806,647         25,965,897

Deferred financing costs, net of accumulated
  amortization of $271,459                     2,776,772          2,788,529
                                              ----------         ----------
         Total assets                        $56,380,060        $58,174,311
                                             ===========        ===========


                   LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Accrued expenses                           $   155,533        $    53,510
  Accrued interest on senior notes payable     1,058,958          1,220,104
                                               ---------          ---------
         Total current liabilities             1,214,491          1,273,614

12-3/4% senior notes payable                  65,000,000         65,000,000
                                              ----------         ----------
         Total liabilities                    66,214,491         66,273,614
                                              ----------         ----------

Members' deficiency                          ( 9,834,431)        (8,099,303)
                                             -----------         ----------
         Total liabilities and members'
         deficiency                          $56,380,060        $58,174,311
                                             ===========        ===========


The accompanying notes are an integral part of the financial statements.

                        WATERFORD GAMING, L.L.C.
                  CONDENSED STATEMENTS OF OPERATIONS
          for the three months and six months ended June 30, 1997

                                (Unaudited)
                                 _________


                                            For the three     For the six
                                            months ended      months ended
                                            June 30, 1997     June 30, 1997

Revenue:
  Interest income                            $ 1,151,298       $ 2,247,710
  Financing fee income -
    Trading Cove Associates                      842,699         1,285,039
                                               ---------         ---------
      Total revenue                            1,993,997         3,532,749
                                               ---------         ---------

Expenses:
  Interest expense                             2,078,375         4,150,250
  Amortization on deferred financing costs       111,040           212,728
  General and administrative                     (16,236)           44,934
                                               ---------         ---------
       Total expenses                          2,173,179         4,407,912
                                               ---------         ---------

                                                (179,182)         (875,163)

Equity in loss of Trading Cove Associates       (454,565)         (859,965)
                                              ----------        ----------
        Net loss                              $ (633,747)      $(1,735,128)
                                              ==========       ===========

The accompanying notes are an integral part of the financial statements.

                          WATERFORD GAMING, L.L.C.
             CONDENSED STATEMENT OF CHANGES IN MEMBERS' DEFICIENCY
                    for the six months ended June 30, 1997

                               (Unaudited)
                                _________


                                   Slavik            LMW             Total
                                   Suites,        Investments       Members'
                                    Inc.             Inc.          Deficiency

Balance, January 1, 1997       $(5,412,165)      $(2,687,138)     $(8,099,303)

Net loss                        (1,176,360)         (558,768)      (1,735,128)
                               -----------       -----------      -----------
Balance, June 30, 1997         $(6,588,525)      $(3,245,906)     $(9,834,431)
                               ===========       ===========      ===========

The accompanying notes are an integral part of the financial statements.

                         WATERFORD GAMING, L.L.C.
                     CONDENSED STATEMENT OF CASH FLOWS
                   for the six months ended June 30, 1997

                               (Unaudited)
                                _________


Cash flows from operating activities:
  Net loss                                                      $(1,735,128)
                                                                -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Amortization                                                    212,728
    Equity in loss of Trading Cove Associates                       859,965

Changes in operating assets and liabilities:
    Accrued interest receivable -
      15% subordinated notes receivable                          (1,798,410)
    Accrued interest on temporary investments                        27,819
    Due from Trading Cove Associates                                (32,699)
    Other assets                                                     (2,717)
    Accrued expenses                                                (20,410)
    Accrued interest on senior notes payable                       (161,146)
                                                                  ---------
        Total adjustments                                          (914,870)
                                                                  ---------
        Net cash used in operating activities                    (2,649,998)
                                                                  ---------

Cash flows from investing activities:
  Return on investment -
    15% subordinated notes receivable                             1,957,660
  Purchases and sales of temporary investments - net                717,127
  Distribution from Trading Cove Associates                          74,894
                                                                  ---------
       	Net cash provided by investing activities                 2,749,681
                                                                  ---------
Cash flows from financing activities:
  Deferred financing costs                                          (78,538)
                                                                  ---------
Net increase in cash                                                 21,145

Cash at beginning of period                                         841,512
                                                                -----------
Cash at end of period                                           $   862,657
                                                                ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $ 4,311,396
                                                                ===========
Supplemental disclosure of non-cash financing activities:
  Deferred financing costs funded through accrued expenses      $   122,433
                                                                ===========

The accompanying notes are an integral part of the financial statements.

                           WATERFORD GAMING, L.L.C.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)
                                   _________



1.  Basis of Presentation:

    The unaudited interim financial statements should be read in conjunction with the Company's 1996 audited financial statements within the Company's Registration Satement on Form S-4, as amended, initially filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on April 29, 1997.

    The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997, and the results of operations for the three months and six months ended June 30, 1997, and the statement of members' deficiency and cash flows for the six months ended June 30, 1997. The Company was formed on September 30, 1996 and, accordingly, there are no comparative statements for the corresponding three months and six months ending June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

    The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

    Effective as of May 15, 1997, the Company's 12-3/4% senior notes payable (the "Notes") were registered with the Commission through a Registration Statement on Form S-4 under the Securities Exchange Act of 1933. As a result, the Company is subject to the informational requirements of the Securities Exchange Act of 1934.

2.  Investment in Trading Cove Associates:

    As of June 30, 1997, the following summary information relates to Trading Cove Associates. Total revenues and net loss are for the six months ended June 30, 1997:

           Total assets                                  $  8,437,137
           Total liabilities                                2,155,133
                                                         ------------
           Partners' capital                             $  6,282,004
                                                         ============

           Total revenues                                $ 11,993,681
                                                         ============

           Net loss                                      $   (187,400)
                                                         ============
           Company's interest:
             Investment in Trading Cove Associates,
               beginning of year                         $ 12,682,469
             Distributions                                    (74,894)
                                                         ------------
                                                           12,607,575
                                                         ------------
             Loss from Trading Cove Associates                (93,700)
             Amortization of interests purchased             (766,265)
                                                         ------------
             Equity in loss of Trading Cove Associates       (859,965)
                                                         ------------

             Investment in Trading Cove Associates       $ 11,747,610
                                                         ============



3.  Notes Receivable:

    On November 8, 1996, the Company invested in 15% subordinated notes receivable from the Mohegan Tribal Gaming Authority (the "Subordinated Notes") in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and Financing
    Fee Amounts as defined as of November 8, 1996 totaling $5,922,543, of which $1,957,660 relates to Financing Fee Amounts as defined owed by Trading Cove Associates on the Subordinated Notes as of December 31, 1996. During the six months ended June 30, 1997, the Company received $3,210,000 and accrued $32,699, totalling $3,242,699, in financing fee payments from Trading Cove Associates. These financing fee payments were first applied against the $1,957,660, which resulted in recognition of $1,285,039 in financing fee income during the six months ended
    June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Development and Operational Activities

The operation of the Company or its predecessors in its role as a managing general partner of Trading Cove Associates (the "Manager") has been to negotiate the Management Agreement as defined, to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Mohegan Tribal Gaming Authority (the "Authority") in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located in Uncasville, Connecticut, and participate in the design and development of the Mohegan Sun which commenced operations on October 8, 1996. Since the opening of the Mohegan Sun, the Company has overseen the Mohegan Sun's day-to-day operations.

Overview of Current and Future Cash Flows

The Company expects to fund its operating debt service and capital needs from cash flows from the Management Agreement as defined and Subordinated Notes (to the extent interest or Financing Fee Amounts as defined are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes) and from amounts in the Company's cash collateral account (the "Cash Collateral Account"). Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient for that purpose. The following is a summary of the cash flows of the Company.

For the six month period ended June 30, 1997, the Company received $3,210,000 in cash distributions from the Manager and $32,699 was due from the Manager, which represented its share of approximately $11,823,000 in net management fees earned by the Manager from the Authority pursuant to the terms of the Management Agreement as defined for the same period. The actual amount of management fees earned by the Manager for any annual period are subject to year-end adjustment.

Sources of Revenues.  The Company has two sources of revenues:
distributions on its partnership interest in the Manager and payments on the Subordinated Notes.

Distribution on the Company's partnership interest in the Manager

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

                              I                 II                III
                          40% of Net    Revenues in Tier I    Revenues in
                        Revenues up to         plus            Tiers I &
                                            35% of Net       II plus 30% of
                                             Revenues         Net Revenues
                                             between              above

Year 1.....................$50,546       $50,547-$63,183         $63,183
Year 2.....................$73,115       $73,116-$91,394         $91,394
Year 3.....................$91,798       $91,799-$114,747       $114,747
Year 4.....................$95,693       $95,694-$119,616       $119,616
Year 5.....................$104,107     $104,108-$130,134       $130,134
Year 6 (subject to
Buyout Option).............$114,335     $114,336-$142,919       $142,919
Year 7 (subject to
Buyout Option).............$130,944     $130,945-$163,680       $163,680


The monthly management fee payments are calculated against 1/12th of the amounts set forth above, and then adjusted annually within 60 days of the close of the fiscal year. This annual adjustment might or might not have a material effect on cash flow. As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the gross revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the capital replacement reserve. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the "net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses (excluding the management fee). Within 25 days after the end of each calendar month, the Manager is required to calculate and report to the Tribe, the gross revenues, operating expenses and net revenues.

In addition, the Manager is required to fund $1.2 million per year ($100,000 per month) from its management fees into a capital replacement reserve. The Management Agreement has a term of seven years that commenced upon the opening of the Mohegan Sun, subject to a right of the Authority to buy-out the Management Agreement after the fifth year (the "Buyout Option").
If the Management Agreement is bought out after the fifth year, the Company will use its share of the proceeds to redeem Notes.

Upon receipt of the management fees, the Manager is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with its partners of their affiliates. Some of these payments are one-time non-recurring payments (the "Non-recurring Payments") and others are required on a continuing basis (the "Continuing Payments"). The payments marked with an asterisk below are Non-recurring Payments and the others are Continuing Payments. One of the considerations used by the National Indian Gaming Commission in determining whether or not to approve a management contract is whether the Manager is providing a portion of the capital required. Accordingly, the Manager agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes. However, at the time that the subordinated loan was made, the partners of the Manager, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in the Manager. Therefore, the partners of the Manager agreed that those entities who participated in funding the Subordinated Notes would be entitled to financing fees (the "Financing Fee Amounts") as a priority allocation of the management fee to compensate those entities for the additional risk of funding the Subordinated Notes. The Financing Fee Amounts represent a priority payment of available cash by the Manager. If every partner of the Manager participated in the Subordinated Notes to the extent of its pro rata economic interest in the Manager, then the Financing Fee Amounts would have no economic effect on the partners. Such payments by the Manager, along with the allocation of the other management fees, are to compensate the recipients for the subcontracted services provided by them to the Mohegan Sun, including compensation for the provision of capital resources, and to provide the initial investors in the Mohegan Sun with a return of capital for their initial investment.

The following table sets forth the priority of the distribution of the management fee from the Manager to its partners:

  *1. Return of capital contributions made after September 24, 1995.
These capital contributions aggregated $2.2 million and are to be repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd. These capital contributions were deemed returned at the consummation of the offering of the Notes upon the distribution by the Manager of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totalling $275,000, 50% to Sun Cove Ltd. and 50% to the Company.

  2. Payment of an amount equal to 11 1/2% per annum on the Subordinated Notes. These payments will be made semi-annually to the holders of the Subordinated Notes, 50% to the Company and 50% to Sun International.

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

  4. Payment of an amount equal to the reference rate of Chase Manhattan Bank plus 1.0% on the First Tranche Completion Guarantee Subordinated Notes to the extent the Authority is not permitted to pay interest thereon. This amount will be paid semi-annually pari passu with the amount under paragraph
3. When the Authority can pay such interest, payment under this paragraph 4 shall be reduced accordingly. In addition, to the extent the Manager has paid amounts otherwise payable by the Authority, the holder will be required to repay the Manager.

  5. Payment of an amount equal to the difference between 26 1/2% and the reference rate of Chase Manhattan Bank plus 1.0% on the amounts advanced under the Completion Guarantee in excess of the First Tranche Completion Guarantee Subordinated Notes (which total $35.0 million) (the "Second Tranche Completion Guarantee Subordinated Notes"). This amount is paid semi-annually to Sun International.

 *6. Return of capital contributions made before September 24, 1995. These capital contributions aggregated approximately $6.72 million (balance as of June 30, 1997 approximately $6.56 million) and are repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd.

 *7. Payment of a Development Services Fee to Sun International equal to 3% of total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000 (estimated to be $8.3 million).

  8. Payment of a monthly Management Services Fee equal to the lesser of 1% of the gross revenues of the Mohegan Sun and 25% of the sum of the Excess Cash (as defined in the Partnership Agreement) of the Manager plus the organizational and administrative fee and the marketing and casino operations fee. After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (as defined) is $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be distributed in equal amounts to Sun International and to the Company.

 *9. Payment of a Completion Guarantee Fee to Sun International equal to 2% of the total development costs (less land acquisition costs) of the Mohegan Sun (approximately $5.5 million).

  10. Payment of amount equal to the state and federal income tax liability of the Manager as if it were an individual paying federal income tax and the higher of Michigan or Connecticut taxes. This amount will be paid 50% to Sun Cove Ltd. and 50% to the Company.

  11. All remaining fees and Excess Cash distributed 50% to Sun Cove Ltd., 45% to the Company and 5% to a former partner.

The Company has an obligation to purchase one-half ($7.5 million) of the aggregate principal amount of the outstanding First Tranche Completion Guarantee Subordinated Notes in three equal annual installments beginning in October 1997.

Payments on the Subordinated Notes

Interest accrues on the Subordinated Notes semi-annually. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its $175 million, 13 1/2% Authority
Senior Secured Notes due 2002 (the "Authority Senior Secured Notes") and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amount set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such fiscal year), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such fiscal year and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the Indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Subordinated Notes. In the event that the Company receives an offer to purchase the Subordinated Notes, the indenture requires the Company to accept such offer in the same proportion as Sun International. The
Authority may make an optional redemption of the Subordinated Notes; however, such redemption, except as detailed above, may be made only after the Authority Senior Secured Notes have been paid in full.

Results of Operations

Discussion of the period from April 1, 1997 to June 30, 1997

     Interest Income. Interest income of $1,151,298 for the quarter ended June 30, 1997 was attributable to accrued interest on the Subordinated Notes of $920,136 and interest received and accrued on Cash and Temporary Investments of $231,162.

     Financing fee income - Trading Cove Associates. Financing fee income - Trading Cove Associates of $842,699 for the three months ended June 30, 1997 represents Financing Fee Amounts due as provided under point 2 of the table set forth above under "Overview of Current and Future Cash Flows".

    Interest expense. Interest expense of $2,078,375 for the quarter ended June 30, 1997 resulted from paid, and accrued and unpaid, interest on the Notes. On May 15, 1997 $4,311,396 was paid as interest on the Notes. The next interest payment date is November 15, 1997.

    Amortization on deferred financing costs. Amortization on deferred financing costs for the three months ended June 30, 1997 of $111,040 resulted from amortization of costs associated with the issuance of the Notes.

    General and administrative expenses. General and administrative expenses for the quarter ended June 30, 1997 was $(16,236) which resulted from a reclassification to deferred financing costs of certain charges that had previously been expensed.

    Equity in loss of Trading Cove Associates. Equity in loss of Trading Cove Associates for the three months ended June 30, 1997 was $454,565.

As a result of the foregoing factors, the Company experienced a net loss of $633,747 for the three months ended June 30, 1997.

Discussion of the period from January 1, 1997 to June 30, 1997

    Interest income.   Interest income of $2,247,710 for the period
ended June 30, 1997 was attributable to accrued interest on the Subordinated Notes of $1,798,411 and interest received and accrued on Cash and Temporary Investments of $449,299.

    Financing fee income - Trading Cove Associates. Financing fee income - Trading Cove Associates of $1,285,039 for the six months ended June 30, 1997 represents Financing Fee Amounts due as provided under point 2 of the table set forth above under "Overview of Current and Future Cash Flows".

    Interest expense. Interest expense of $4,150,250 for the period ended June 30, 1997 resulted from paid, and accrued and unpaid, interest
on the Notes.   On May 15, 1997 $4,311,396 was paid as interest on the
Notes.  The next interest payment date is November 15, 1997.

    Amortization on deferred financing costs. Amortization on deferred financing costs for the six months ended June 30, 1997 of $212,728 resulted from amortization of costs associated with the issuance of the Notes.

    General and administrative expenses. General and administrative expenses for the period ended June 30, 1997 was $44,934 which was primarily attributable to investment management, legal and accounting fees.

    Equity in loss of Trading Cove Associates. Equity in loss of Trading Cove Associates for the six months ended June 30, 1997 was $859,965.

As a result of the foregoing factors, the Company experienced a net loss of $1,735,128 for the six months ended June 30, 1997.

The Company was formed on September 30, 1996 and accordingly there are no comparative results of operations for the corresponding quarter ending June 30, 1996 and for the corresponding six months ending June 30, 1996.

Liquidity and Capital Resources

  The initial capital of the Company consists of the partnership interests in the Manager contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Notes, the Company used approximately $25.1 million to purchase $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Financing Fee Amounts. In addition, the Manager distributed approximately $850,000 in principal amount of Subordinated Notes to the Company.

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

  Current Assets decreased from $16,737,416 to $16,049,031 at June 30, 1997. The decrease was primarily the result of the interest payment on the Notes of $4,311,396 on May 15, 1997.

  The Company has two primary sources of revenues: Distributions on its partnership interest in the Manager and debt service payments on the Subordinated Notes. The Company anticipates regular payments from the Manager based on the results of the Manager and management fee payment by the Authority.

  Current Liabilities decreased from $1,273,614 to $1,214,491 at June 30, 1997. The reduction was primarily attributable to the decrease in accrued and unpaid interest on the Notes.

  The Company is required to purchase from Sun International on each October 12, 1997, October 12, 1998 and October 12, 1999 one-sixth of the outstanding principal amount of First Tranche Completion Guarantee Subordinated Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the First Tranche Completion Guarantee Subordinated Notes to be purchased plus all accrued and unpaid interest thereon plus any amount due thereon under point 3 of the table set forth above under "Overview of Current and Future Cash Flows". As of June 30, 1997, $15 million principal was outstanding as First Tranche Completion Guarantee Subordinated Notes.

  The Company believes that it will fund its current operating expenses, debt service requirements and capital needs from cash flows from the Manager and payments under the Subordinated Notes (to the extent payments on the Subordinated Notes is payable in cash and to the extent of principal payments on the Subordinated Notes) and from amounts in the Cash Collateral Account. Based upon the Company's anticipated future operations, management believes these sources will be sufficient to meet the Company's anticipated requirements for future operating expenses and future scheduled payments of principal of and interest on the Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose. The Mohegan Sun has only recently begun operations and does not have a long operating history.

                     Part II. - Other Information:

Item 1 -- Legal Proceedings:

          On August 6, 1997, a former partner of the Manager filed a lawsuit against the Manager, the Company and its owners, Sun Cove Ltd. and RJH Development Corp. claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by the Manager. The Company believes that it has meritorious defenses and intends to vigorously defend the lawsuit and that the outcome of the lawsuit will not have a material adverse effect on the business of the Company.

Item 2 -- Changes in Securities:

          None

Item 3 -- Defaults Upon Senior Securities:

          None

Item 4 -- Submission of Matters to a Vote of Security Holders:

          None

Item 5 -- Other Information:

          None

Item 6 -- Exhibits and Reports on Form 8-K:

          (a)   Exhibits
                Exhibit No.  Description
                3.1 Certificate of Formation, as amended, of Waterford Gaming, L.L.C. (i)
                3.2          Certificate of Incorporation of
                             Waterford Gaming Finance Corp. (i)
                3.3          Bylaws of Waterford Gaming Finance Corp. (i)
                4.1 Indenture, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and
                             Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12 3/4% Senior Notes due 2003.(i)
                4.2 Registration Rights Agreement, dated as of November 8, 1996, among, Waterford Gaming, L.L.C., Waterford Gaming Finance Corp.,
                             Bear, Stearns & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (i)
                4.3 Note Pledge Agreement, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and Fleet National Bank, as trustee. (i)

                4.4 Cash Collateral and Disbursement Agreement, dated as of November 8, 1996, among Fleet
                             National Bank, as trustee, Fleet National Bank as disbursement agent, and Waterford Gaming, L.L.C. (i)
                4.5 Specimen Form of 12 3/4% Senior Notes due 2003 (the "Private Notes") (included in
                             Exhibit 4.1). (i)
                4.6 Specimen Form of 12 3/4% Senior Notes due 2003 (the "Exchange Notes") (included in
                             Exhibit 4.1) (i)
               10.1          Omnibus Financing Agreement, dated as of
                             September 21, 1995, between Trading Cove
                             Associates and Sun International Hotels
                             Limited. (i)
               10.2 First Amendment to the Omnibus Financing Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels Limited and Waterford Gaming, L.L.C. (i)
               10.3 Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Ltd.,
                             RJH Development Corp., Leisure Resort
                             Technology, Inc., Slavik Suites, Inc.,
                             and LMW Investments, Inc. (i)
               10.4 First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove
                             Ltd., Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming,
                             L.L.C. (i)
               10.5 Purchase Agreement, dated as of November 5, 1996, among Waterford Gaming, L.L.C., Waterford
                             Gaming Finance Corp., Bear, Stearns & Co.,
                             Inc. and Merrill Lynch, Pierce, Fenner and
                             Smith Incorporated. (i)
               10.6          Limited Liability Company Agreement of
                             Waterford Gaming, L.L.C., dated as of
                             September 30, 1996, among Slavik Suites, Inc.,
                             LMW Investments, Inc. and Waterford Gaming,
                             L.L.C. (i)
               10.7          Note Purchase Agreement, dated as of
                             October 19, 1996, among Sun International
                             Hotels Limited, Waterford Gaming, L.L.C. and
                             Trading Cove Associates. (i)
               10.8          Note Purchase Agreement, dated as of
                             September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
               10.9          Management Agreement, dated as of
                             July 28, 1994, between the Mohegan Tribe of
                             Indians of Connecticut and Trading Cove
                             Associates. (i)
               21.1          Subsidiaries of Waterford Gaming, L.L.C. (i)
               21.2          Subsidiaries of Waterford Gaming Finance Corp. (i)


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


Date:	8/14/97             By: /s/Len Wolman
                             	Len Wolman, Chief Executive Officer

Date:	8/14/97             By: /s/Del Lauria
                             	Del Lauria, Chief Financial Officer

