Form 10-Q
period 1997-09-30
WATERFORD GAMING LLC
filed 1997-11-14
CIK 1028911

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  9/30/97

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period 		   	 to    			.

Commission file number:	333-17795

                         WATERFORD GAMING, L.L.C.
        (Exact name of Registrant as specified in its charter)

            DELAWARE                            06-1465402
(State or other jurisdiction of
incorporation or organization)		   (I.R.S. Employer Identification No.)

      914 HARTFORD TURNPIKE,
    P.O. BOX 715 WATERFORD, CT                     06385
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






                          WATERFORD GAMING, L.L.C.

                             INDEX TO FORM 10-Q


                                                                Page
                                                                Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                  1

Financial Information                                              2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 1997 (unaudited) and December 31, 1996.              3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and nine months ended September 30, 1997
(unaudited).                                                       4

Condensed Statement of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the nine months ended
September 30, 1997 (unaudited).                                    5

Condensed Statement of Cash Flows of Waterford Gaming, L.L.C.
for the nine months ended September 30, 1997 (unaudited).          6

Notes to Condensed Financial Statements of Waterford Gaming,
L.L.C.                                                             7-9

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                     10-18

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                        19
ITEM 2 -- Changes in Securities                                    19
ITEM 3 -- Defaults upon Senior Securities                          19
ITEM 4 -- Submission of Matters to a Vote of Security Holders      19
ITEM 5 -- Other Information                                        19
ITEM 6 -- Exhibits and Reports on Form 8-K                         19-21

Signatures - Waterford Gaming, L.L.C.                              22






                      Report of Independent Accountants



To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 1997, and the related condensed statements of operations for the three months and nine months ended September 30, 1997, and the related condensed statement of changes in members' deficiency and cash flows for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

                                                   Coopers & Lybrand, L.L.P.

Hartford, Connecticut
October 27, 1997

PART I. - FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1997, and for the three months and nine months ended September 30, 1997, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                          WATERFORD GAMING, L.L.C.

                          CONDENSED BALANCE SHEETS

            September 30, 1997 (Unaudited) and December 31, 1996

                                 __________

                                   ASSETS


                                                 September 30,    December 31,
                                                     1997            1996
                                                 ____________     ____________


Current assets:
   Cash and cash equivalents                       $13,979,590     $   841,512
   Temporary investments                               ---          15,895,904
   Due from Trading Cove Associates                  1,904,516         ---
   Other assets                                          7,717         ---
                                                 _____________    ____________
     Total current assets                           15,891,823      16,737,416
                                                 _____________    ____________

Investment in Trading Cove Associates               10,998,878      12,682,469

Investment in 15% subordinated notes receivable     26,750,793      25,965,897

Investment in completion guarantee
subordinated notes receivable                        2,798,125         ---

Deferred financing costs, net of accumulated
amortization of $402,705                             2,818,115       2,788,529
                                                 _____________    ____________
     Total assets                                  $59,257,734     $58,174,311
                                                 _____________    ____________


                     LIABILITIES AND MEMBERS' DEFICIENCY


Current liabilities:
   Accrued expenses                                $    40,910     $    53,510
   Accrued interest on senior notes payable          3,130,833       1,220,104
                                                  ____________     ___________
     Total current liabilities                       3,171,743       1,273,614

12-3/4% senior notes payable                        65,000,000      65,000,000
                                                  ____________    ____________
     Total liabilities                              68,171,743      66,273,614
                                                  ____________    ____________

Members' deficiency                                ( 8,914,009)    ( 8,099,303)
                                                  ____________    ____________
     Total liabilities and members' deficiency     $59,257,734     $58,174,311
                                                  ____________    ____________


The accompanying notes are an integral part of the financial statements.

                          WATERFORD GAMING, L.L.C.

                     CONDENSED STATEMENTS OF OPERATIONS

       for the three months and nine months ended September 30, 1997

                                (Unaudited)
                                 _________


                                         For the three       For the nine
                                         months ended        months ended
                                         September 30,       September 30,
                                             1997                1997
                                         _____________       _____________

Revenue:
    Interest income                        $1,084,271          $ 3,331,981
    Subordinated notes fee income -
       Trading Cove Associates                ---                1,285,039
                                           __________          ___________

            Total revenue                   1,084,271            4,617,020
                                           __________          ___________

Expenses:
    Interest expense                        2,071,875            6,222,125
    Amortization on deferred
      financing costs                         131,246              343,974
    General and administrative                 45,242               90,176
                                           __________          ___________
            Total expenses                  2,248,363            6,656,275
                                           __________          ___________

                                           (1,164,092)          (2,039,255)

Equity in income of Trading Cove
    Associates                              2,084,514            1,224,549
                                           __________          ___________

            Net income(loss)               $  920,422          $  (814,706)
                                           __________          ___________



The accompanying notes are an integral part of the financial statements.

                           WATERFORD GAMING, L.L.C.

             CONDENSED STATEMENT OF CHANGES IN MEMBERS' DEFICIENCY

                 for the nine months ended September 30, 1997

                                  (Unaudited)
                                   _________


                                                    LMW           Total
                                  Slavik        Investments,     Members'
                                Suites, Inc.        Inc.        Deficiency
                                ____________    ____________   ___________


Balance, January 1, 1997        $(5,412,165)    $(2,687,138)   $(8,099,303)

Net loss                           (552,344)       (262,362)      (814,706)
                                ____________    ____________   ____________

Balance, September 30, 1997     $(5,964,509)    $(2,949,500)   $(8,914,009)
                                ____________    ____________   ____________



The accompanying notes are an integral part of the financial statements.

                          WATERFORD GAMING, L.L.C.

                     CONDENSED STATEMENT OF CASH FLOWS

                for the nine months ended September 30, 1997

                                 (Unaudited)
                                  _________


Cash flows from operating activities:
    Net loss                                                    $  (814,706)
                                                                ____________
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Amortization                                                343,974
        Equity in income of Trading Cove Associates              (1,224,549)

    Changes in operating assets and liabilities:
        Accrued interest receivable -
          15% subordinated notes receivable                      (2,742,556)
        Accrued interest on temporary investments                    59,061
        Other assets                                                 (7,717)
        Accrued expenses                                            (12,600)
        Accrued interest on senior notes payable                  1,910,729
                                                                ____________
           Total adjustments                                     (1,673,658)
                                                                ____________

           Net cash used in operating activities                 (2,488,364)
                                                                ____________

Cash flows from investing activities:
    Return on investment - 15% subordinated notes receivable      1,957,660
    Purchase of completion guarantee
      subordinated notes receivable                              (2,798,125)
    (Purchases) and sales of temporary investments - net         15,836,843
    Distributions from Trading Cove Associates                    1,003,624
                                                                ____________

           Net cash provided by investing activities             16,000,002
                                                                ____________

Cash flows from financing activities:
    Deferred financing costs                                       (373,560)
                                                                ____________

Net increase in cash                                             13,138,078

Cash and cash equivalents at beginning of period                    841,512
                                                                ____________

Cash and cash equivalents at end of period                      $13,979,590
                                                                ____________

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $ 4,311,396
                                                                ____________



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

The unaudited interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997, and the results of operations for the three months and nine months ended September
30, 1997, and the statement of members' deficiency and cash flows for the nine months ended September 30, 1997. The Company was formed on September
30, 1996 and, accordingly, there are no comparative statements for the corresponding three months and nine months ending September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

2. Investment in Trading Cove Associates:

   As of September 30, 1997, the following summary information relates to Trading Cove Associates. Total revenues and net income are for the nine months ended September 30, 1997:

       	Total assets                                 $  7,975,950
        Total liabilities                              (2,425,144)
                                                     ____________

        Partners' capital                            $  5,550,806
                                                     ____________


        Total revenues                               $ 21,486,216
                                                     ____________


        Net income                                   $  4,747,894
                                                     ____________

        Company's interest:
          Investment in Trading Cove Associates,
            beginning of year                         $12,682,469
          Distributions                                (2,908,140)
                                                      ___________
                                                        9,774,329
                                                      ___________


          Income from Trading Cove Associates           2,373,947
          Amortization of interests purchased          (1,149,398)
                                                       __________

          Equity in income of Trading Cove Associates   1,224,549
                                                       __________

          Investment in Trading Cove Associates       $10,998,878
                                                      ___________


3. Notes Receivable:

   On November 8, 1996, the Company invested in 15% subordinated notes receivable from the Mohegan Tribal Gaming Authority (the "Subordinated Notes") in the principal amount of $19,150,000 from Sun International
   Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and Subordinated Notes Fee Amounts, as defined, as of November 8, 1996 totaling $5,922,543, of which $1,957,660 related to Subordinated Notes Fee Amounts, as defined, owed by Trading Cove Associates on the Subordinated Notes as of December 31, 1996. During the nine months ended September 30, 1997, the Company received $3,242,699, in subordinated notes fee payments from Trading Cove Associates. These subordinated notes fee payments were first applied against the $1,957,660, which resulted in recognition of $1,285,039 in subordinated notes fee income during the nine months ended September 30, 1997.

   On September 22, 1997 the Company invested in Non-PIK Completion Guarantee Notes receivable, as defined, from the Mohegan Tribal Gaming Authority in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by Trading Cove Associates, totalling $106,875 and Non-PIK Completion Guarantee Notes Fee Amounts, as defined, totaling $191,250. The rate of interest payable by the Mohegan Tribal Gaming Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At September 30, 1997, the Base Rate was 9.50% per annum.

4. Notes Payable:

   The Company is required to make a mandatory redemption on November 15, 1997 of Notes using 100% of Company Excess Cash, as defined in the indenture, dated as of November 8, 1996, between the Company and Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee relating to $65,000,000 12 3/4% Senior Notes due 2003 (the "Indenture"), held by the Company in excess of $10 million, as of September 30, 1997. Company Excess Cash as of September 30, 1997 totalled $3,979,590. On November 15, 1997 $3,529,000 principal amount of Notes will be redeemed at the redemption price of 112.750%.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Development and Operational Activities
--------------------------------------

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

Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating debt service and capital needs from cash flows from the Management Agreement as defined, Subordinated Notes (to the extent interest and Subordinated Notes Fee Amounts, as defined, are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes), Non-PIK Completion Guarantee Notes, as defined, (to the extent interest and Non-PIK Completion Guarantee Notes
Fee Amounts, as defined, are payable in cash on the Non-PIK Completion Guarantee Notes as defined) and from amounts in the Company's cash collateral account (the "Cash Collateral Account"). Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient for that purpose. The following is a summary of the cash flows of the Company.

For the nine month period ended September 30, 1997, the Company received $3,946,749 from the Manager and $1,904,516 was due from the Manager, which represents the Company's share of approximately $21,254,000 in net management fees earned by the Manager from the Authority pursuant to the terms of the Management Agreement, as defined, for the same period. The actual amount of management fees earned by the Manager for any annual period are subject to year-end adjustment. For the nine month period ended September 30, 1997 the Company also received $299,574 in cash distributions from the Manager which represents the Company's share of repayments by the Tribe to the Manager of amounts due in terms of the promissory note dated September 29, 1995 between the Manager and the Tribe.

Sources of Revenues
-------------------

The Company has three primary sources of revenues: distributions on its partnership interest in the Manager, payments on the Subordinated Notes and payments on the Non-PIK Completion Guarantee Notes, as defined.

Distribution on the Company's partnership interest in the Manager
-----------------------------------------------------------------

Pursuant to an agreement between the Manager and the Tribe, the Manager manages the Mohegan Sun for a management fee under a seven year management agreement (the "Management Agreement"). The Manager's primary source of revenue is management fees under the Management Agreement. The management fees are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):

                            I                  II                   III
                    ________________   __________________   __________________
                       40% of Net      Revenues in Tier I       Revenues in
                     Revenues up to           plus               Tiers I &
                                           35% of Net          II plus 30% of
                                            Revenues            Net Revenues
                                            between                above
                    ________________   __________________   __________________

Year 1.............     $50,546         $50,547-$63,183           $63,183
Year 2.............     $73,115         $73,116-$91,394           $91,394
Year 3.............     $91,798         $91,799-$114,747          $114,747
Year 4.............     $95,693         $95,694-$119,616          $119,616
Year 5.............    $104,107        $104,108-$130,134          $130,134
Year 6 (subject to
Buyout Option).....    $114,335        $114,336-$142,919          $142,919
Year 7 (subject to
Buyout Option)....     $130,944        $130,945-$163,680          $163,680

The monthly management fee payments are calculated against 1/12th of the amounts set forth above, and then adjusted annually within 60 days of the close of the fiscal year. This annual adjustment may or may not have a material effect on cash flow. As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the gross revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the capital replacement reserve. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the "net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses (excluding the management fee). Within 25 days after the end of each calendar month, the Manager is required to calculate and report to the Tribe, the gross revenues, operating expenses and net revenues.

In addition, the Manager is required to fund $1.2 million per year ($100,000 per month) from its management fees into a capital replacement reserve. The Management Agreement has a term of seven years that commenced upon the opening of the Mohegan Sun, subject to a right of the Authority to buy-out the Management Agreement after the fifth year. If the Management Agreement is bought out after the fifth year, the Company will use its share of the proceeds to redeem the Notes.

Pursuant to the Amended and Restated Omnibus Financing Agreement, as agreed to by the Manager, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995), upon receipt of the management fees, the Manager is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with the Manager's partners or their affiliates. Some of these payments are one-time non-recurring payments (the "Non-recurring Payments") and others are required on a continuing basis (the "Continuing Payments"). The payments marked with an asterisk (*) below are Non-recurring Payments and the others are Continuing Payments. One of the considerations used by the National Indian Gaming Commission in determining whether or not to approve a management contract is whether the Manager is providing a portion of the capital required. Accordingly, the Manager agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes. However, at the time that the subordinated loan was made, the partners of the Manager, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in the Manager. Therefore, the partners of the Manager agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees (the "Subordinated Notes Fee Amounts") for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of September 30, 1997 the Authority had outstanding the following Authority Subordinated Notes as defined.

1.  15% subordinated notes principal amount $40,000,000.
2. Completion guarantee subordinated notes principal amount $50,000,000. For purposes of points (c), (d) and (e) below the Company, Sun International and the Manager have agreed that the completion guarantee subordinated notes principal amount of $50,000,000 be split into two principal amounts of $32,500,000 completion guarantee subordinated notes (the "Non-PIK Completion Guarantee Notes") and $17,500,000 completion guarantee subordinated notes (the "PIK Completion Guarantee Notes").

The following table sets forth the priority of the distribution of the management fee from the Manager to its partners:

(a)	 First, for the period ending on November 8, 1996, a maximum sum of
     $938,000 will be paid from the Management Services Fee as defined for expenses incurred with respect to the Mohegan Sun through such date, and for the period commencing on November 9, 1996 and ending on September 30, 1997, and for each fiscal year of the Authority thereafter, up to $2,000,000 per fiscal year for the Authority of the Management Services Fee will be paid by the Manager for expenses.

*(b)	Second, to return capital contributions made by the partners of the
     Manager after September 29, 1995. These capital contributions aggregated $2.2 million and were repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd. These capital contributions were deemed returned at the consummation of the offering of the Notes upon the distribution by the Manager of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totalling $275,000, 50% to Sun Cove Ltd. and 50% to the Company.

(c)	 Third, to pay Sun International fee amounts of $2,500,000 on April 30,
     1996, $2,500,000 on October 31, 1996, $2,700,000 on April 30, 1997 and
     every six months thereafter, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all PIK Amounts (defined as interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15), during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). On November 8, 1996 the Company acquired from Sun International $19,150,000 principal amount of Subordinated Notes and Sun International assigned to the Company its right to receive $3,850,000 of the Subordinated Notes Fee Amounts payable on April 30, 1996, October 31, 1996 and April 30, 1997 and from May 1, 1997 and every six months thereafter each of the Company and Sun International are entitled to one half of the Subordinated
     Notes Fee Amounts payable beginning October 31, 1997.

(d)	 Fourth, i) to pay Sun International fee amounts of $525,000 on October
     31, 1996, $2,600,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26 1/2% and the Base Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-PIK Completion Guarantee Notes outstanding during the applicable Semi-Annual Period ( the "Non-PIK Completion Guarantee Notes Fee Amounts"), and ii) payment of an amount equal to the Base Rate on the Non-PIK Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount will be paid semi-annually pari passu with the amount under paragraph
     (d)i) above. When the authority can pay such interest, payment under this paragraph (d)ii) shall be reduced accordingly.

     In addition when the Authority pays Sun International any amounts relating to the Non-PIK Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by the Manager shall be immediately paid over to the Manager.

     Up until October 12, 1997 any amounts payable under paragraph (d)i) and
     (d)ii) will be paid to Sun International. After October 12, 1997 portions of these amounts become payable to the Company as it purchases its share of the Non-PIK Completion Guarantee Notes.

(e)	 Fifth, to pay Sun International fee amounts of $80,000 on October 31,
     1996, $1,350,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of PIK
     Completion Guarantee Notes (including the applicable PIK Amounts) outstanding during the applicable Semi-Annual Period.

*(f)	Sixth, return of capital contributions made before September 29, 1995.
     These capital contributions aggregated $6,715,000 (balance as of September 30, 1997 is approximately $898,000 and is to be repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd., from repayments by the Tribe to the Manager of amounts due in terms of the promissory note dated September 29, 1995 between the Manager and the Tribe).

*(g)	Seventh, payment of a Development Services Fee to Sun International
     Management Limited ("SIML") equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000.

(h)	 Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of the Manager) of the Manager plus 25% of the organizational and administrative fee and the marketing and casino operations fee. After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's operating income plus depreciation, amortization and other non-cash charges) is $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be paid in equal amounts to SIML and the Company.

*(i)	Ninth, payment of a fee to Sun International of $5,520,000 constituting
     2% of the total development costs (less land acquisition costs) of the Mohegan Sun.

(j) 	Tenth, distribution of amount equal to the state and federal income tax liability of the Manager as if it were an individual paying federal income tax and the higher of Michigan or Connecticut taxes. This amount will be paid 50% to Sun Cove Ltd. and 50% to the Company.

(k) Eleventh, all remaining fees and Excess Cash distributed 50% to Sun Cove Ltd., 45% to the Company and 5% to a former partner.

The previous items reflect the Amended and Restated Omnibus Financing Agreement. The Company believes that the amendments are not adverse to the economic interests of the holders of the Notes.

The Company has an obligation to purchase from Sun International $7.5 million of the aggregate principal amount of the outstanding Non-PIK Completion Guarantee Notes in three equal annual installments. During September 1997, the Company purchased $2.5 million Non-PIK Completion Guarantee Notes, the first of the three installments. When the Authority pays the Company any amounts relating to the Non-PIK Completion Guarantee Notes (other than current interest) such amounts that relate to the Deferred Interest Amounts acquired by the Manager pursuant to Paragraph (d)ii) above shall be immediately paid over to the Manager.

Payments by the Authority on the Subordinated Notes, Non-PIK Completion
-----------------------------------------------------------------------
Guarantee Notes and PIK Completion Guarantee Notes (collectively the "Authority
-------------------------------------------------------------------------------
Subordinated Notes")
--------------------

Interest accrues on the Authority Subordinated Notes semi-annually. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its $175 million, 13 1/2% Authority Senior Secured Notes due 2002 (the "Authority Senior Secured Notes") and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such fiscal year),
(ii) 100% of the amount of Deferred Subordinated Interest (as defined in the Indenture for the Authority Senior Notes) for such fiscal year and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash
Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. In the event that the Company receives an offer to purchase the Authority Subordinated Notes, the Indenture requires the Company to accept such offer in the same proportion as Sun International. The Authority may make an optional redemption of the Authority Subordinated Notes; however, such redemption, except as detailed above, may be made only after the Authority Senior Secured Notes have been paid in full.

Results of Operations
---------------------

Discussion of the period from July 1, 1997 to September 30, 1997
----------------------------------------------------------------

  Interest income. Interest income of $1,084,271 for the quarter ended September 30, 1997 was attributable to accrued interest on the Subordinated Notes of $944,145 and interest earned on cash and cash equivalents and temporary investments of $140,126.

  Subordinated notes fee income - Trading Cove Associates. For the three months ended September 30, 1997 the Company had no subordinated notes fee income - Trading Cove Associates.

  Interest expense. Interest expense of $2,071,875 for the quarter ended September 30, 1997 resulted from accrued and unpaid, interest on the Notes.

  Amortization on deferred financing costs. Amortization on deferred financing costs for the three months ended September 30, 1997 of $131,246 resulted from amortization of costs associated with the issuance of the Notes.

  General and administrative expenses. General and administrative expenses for the quarter ended September 30, 1997 was $45,242 which was primarily attributable to investment management, legal and accounting fees.

  Equity in income of Trading Cove Associates. Equity in income of Trading Cove Associates for the three months ended September 30, 1997 was $2,084,514.

As a result of the foregoing factors, the Company experienced net income of $920,422 for the three months ended September 30, 1997.


Discussion of the period from January 1, 1997 to September 30, 1997
-------------------------------------------------------------------

  Interest income. Interest income of $3,331,981 for the period ended September 30, 1997 was attributable to accrued interest on the Subordinated Notes of $2,742,556 and interest earned on cash and cash equivalents and temporary investments of $589,425.

  Subordinated notes fee income - Trading Cove Associates. Subordinated notes fee income - Trading Cove Associates of $1,285,039 for the nine months ended September 30, 1997 represents Subordinated Notes Fee Amounts received as detailed under point "c" of the table set forth above under "Overview of Current and Future Cash Flows".

  Interest expense. Interest expense of $6,222,125 for the period ended September 30, 1997 resulted from paid, and accrued and unpaid, interest on
the Notes.   On May 15, 1997 $4,311,396 was paid as interest on the Notes.
The next interest payment date is November 15, 1997.

  Amortization on deferred financing costs. Amortization on deferred financing costs for the nine months ended September 30, 1997 of $343,974 resulted from amortization of costs associated with the issuance of the Notes.

  General and administrative expenses. General and administrative expenses for the period ended September 30, 1997 was $90,176 which was primarily attributable to investment management, legal and accounting fees.

  Equity in income of Trading Cove Associates. Equity in income of Trading Cove Associates for the nine months ended September 30, 1997 was $1,224,549.

As a result of the foregoing factors, the Company experienced a net loss of $814,706 for the nine months ended September 30, 1997.

The Company was formed on September 30, 1996 and accordingly there are no comparative results of operations for the corresponding quarter ending September 30, 1996 and for the corresponding nine months ending September 30, 1996.


Liquidity and Capital Resources
-------------------------------

  The initial capital of the Company consists of the partnership interests in the Manager contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Notes, the Company used approximately $25.1 million to purchase $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, the Manager distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 the Company purchased $2.5 million Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts
(total cost approximately $2.8 million).

  At this time the Company anticipates that no further investment is required in the Manager by the Company.

  Current Assets decreased from $16,737,416 to $15,891,823 at September 30, 1997. The decrease was primarily the result of the interest payment on the Notes of $4,311,396 on May 15, 1997 and the purchase of the Non-PIK Completion Guarantee Notes during September, 1997.

  The Company has three primary sources of revenues: Distributions on its partnership interest in the Manager and debt service payments on the Subordinated Notes and Non-PIK Completion Guarantee Notes. The Company anticipates regular payments from the Manager based on the results of the Manager and management fee payment by the Authority.

  Current Liabilities increased from $1,273,614 to $3,171,743 at September 30, 1997. The increase was primarily attributable to the increase in accrued and unpaid interest on the Notes.

  The Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million of the outstanding first funded principal amount of Non-PIK Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d)i) and (d)ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of September 30, 1997, $32.5 million principal was outstanding as Non-PIK Completion Guarantee Notes.

  The Company is required to make a mandatory redemption on November 15, 1997 of Notes using 100% of Company Excess Cash, held by the Company in excess of $10 million, as of September 30, 1997. Company Excess Cash as of September
30, 1997 totalled $3,979,590.  On November 15, 1997 $3,529,000 principal amount of Notes will be redeemed at the redemption price of 112.750%.

  The Company believes that it will fund its current operating expenses, debt service requirements and capital needs from cash flows from the Manager, payments under the Subordinated Notes (to the extent interest payments on the Subordinated Notes is payable in cash and to the extent of principal payments on the Subordinated Notes), payments under the Non-PIK Completion Guarantee Notes (to the extent interest payments on the Non-PIK Completion Guarantee Notes is payable in cash and to the extent of principal payments on the Non-PIK Completion Guarantee Notes) and from amounts in the Cash Collateral Account. Based upon the Company's anticipated future operations, management believes these sources will be sufficient to meet the Company's anticipated requirements for future operating expenses and future scheduled payments of principal of and interest on the Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose. The Mohegan Sun has only recently begun operations and does not have a long operating history.

Part II. - Other Information:
           -----------------

Item 1 --  Legal Proceedings:
           -----------------

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

Item 2 -- Changes in Securities:
          ---------------------

          NONE

Item 3 -- Defaults Upon Senior Securities:
          -------------------------------

          NONE

Item 4 -- Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          NONE

Item 5 -- Other Information:
          -----------------

          NONE

Item 6 -- Exhibits and Reports on Form 8-K:
          --------------------------------

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

               4.3 Note Pledge Agreement, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and
                              Fleet National Bank, as trustee. (i)
               4.4 Cash Collateral and Disbursement Agreement, dated as of November 8, 1996, among Fleet National Bank, as trustee, Fleet National Bank as disbursement agent, and Waterford Gaming, L.L.C. (i)
               4.5 Specimen Form of 12 3/4% Senior Notes due 2003 (the "Private Notes") (included in Exhibit
                              4.1). (i)
               4.6 Specimen Form of 12 3/4% Senior Notes due 2003 (the "Exchange Note") (included in Exhibit
                              4.1). (i)
              10.1 Omnibus Financing Agreement, dated as of September 21, 1995, between Trading Cove Associates and Sun International Hotels
                              Limited. (i)
              10.2 First Amendment to the Omnibus Financing Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels Limited and Waterford Gaming, L.L.C. (i)
              10.2.1 Amended and Restated Omnibus Financing Agreement dated September 10, 1997. (iii)
              10.3 Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Ltd., RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc. (i)
              10.4 First Amendment to Amended and Restated Partnership Agreement of Trading Cove
                              Associates, dated as of October 22, 1996, among Sun Cove Ltd., Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. (i)
              10.5 Purchase Agreement, dated as of November 5, 1996, among Waterford Gaming, L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (i)
              10.5.1 Agreement with Respect to Redemption or Repurchase of Subordinated Notes, dated
                              September 10, 1997. (iii)
              10.6 Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of September 30, 1996, among Slavik Suites, Inc., LMW Investments, Inc. and Waterford Gaming, L.L.C. (i)
              10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove Associates. (i)
              10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)

              10.9            Management Agreement, dated as of July 28, 1994,
                              between the Mohegan Tribe of Indians of
                              Connecticut and Trading Cove Associates. (i)
              10.10           Management Services Agreement, dated September
                              10, 1997. (iii)
              10.11           Development Services Agreement, dated September
                              10, 1997. (iii)
              10.12           Subdevelopment Services Agreement, dated
                              September 10, 1997. (iii)
              10.13           Completion Guarantee and Investment Banking and
                              Financing Arrangement Fee Agreement, dated
                              September 10, 1997. (iii)
              21.1            Subsidiaries of Waterford Gaming, L.L.C. (i)
              21.2            Subsidiaries of Waterford Gaming Finance Corp. (i)
              27              Financial Data Schedule (ii)
              99.1            Quarterly Report, for the period ended
                              June 30, 1997, on Form 10-Q of the
                              Mohegan Tribal Gaming Authority (the "Authority") dated August 13, 1997, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.

              (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.

              (ii)  Included in Edgar filing only.

              (iii) Filed herewith.

          (b) Form 8-K filed on August 15, 1997.

              Item 5.

              The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the period ended June 30, 1997, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.

              Date of Report:  August 13, 1997

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1997           By: /s/Len Wolman
                                      Len Wolman, Chief Executive Officer

Date:  November 13, 1997           By: /s/Del Lauria
                                      Del Lauria, Chief Financial Officer

