Form 10-Q/A
period 1997-09-30
WATERFORD GAMING LLC
filed 1997-11-25
CIK 1028911

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

<REVISION>
     SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724).
</REVISION>

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


Date:  November 25, 1997           By: /s/Len Wolman
                                       Len Wolman, Chief Executive Officer

Date:  November 25, 1997           By: /s/Del Lauria
                                       Del Lauria, Chief Financial Officer