Form 10-K
period 1997-12-31
WATERFORD GAMING LLC
filed 1998-03-30
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

                                   OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________


                  Commission file number 333-17795


                      WATERFORD GAMING, L.L.C.
                      ------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                           06-1465402
   -----------------------------------       -------------------
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)          Identification No.)

     914 Hartford Turnpike, P.O. Box 715
             Waterford, CT                           06385
  ------------------------------------------      -----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (860)442-4559

Securities registered pursuant to Section 12(b) of the Act:

Title of each class    Name of each exchange on which registered
        NONE


    Securities registered pursuant to Section 12(g) of the Act:
                                NONE
                           --------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable.



                        WATERFORD GAMING, L.L.C.
                           INDEX TO FORM 10-K

PART I.                                                               PAGE

Item 1.   Business                                                    1-11
Item 2.   Properties                                                    12
Item 3.   Legal Proceedings                                             12
Item 4.   Submission of Matters to a Vote of Security Holders           12

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                   13
Item 6.   Selected Financial Data                                       13
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        14-16
Item 8.   Financial Statements and Supplementary Data                   17
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           17

PART III.

Item 10.  Directors and Executive Officers of the Registrant            17
Item 11.  Executive Compensation                                        18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    18
Item 13.  Certain Relationships and Related Transactions                18

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        19-22



                                PART I


ITEM 1. BUSINESS
----------------

A.  GENERAL
------------

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. Waterford Gaming Finance Corp. ("Finance"), a Delaware corporation, is a wholly-owned subsidiary of the Company. The Company owns an interest in Trading Cove Associates ("TCA"), a Connecticut general partnership, and invests in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority"). The principal executive offices of the Company and Finance are located at 914 Hartford Turnpike, P.O. Box 715, Waterford, Connecticut 06385 and their telephone number is (860)442-4559.

The Limited Liability Company Agreement of the Company (the "Agreement") is effective until September 30, 2020 and may be terminated by unanimous decision of the members or any other event as stated in the Agreement. The Agreement provides for the property, affairs and business of the Company to be managed by a four member Board of Directors which consists of two directors appointed by Slavik Suites, Inc.("Slavik") and two directors appointed by LMW Investments, Inc.("LMW"), (the "Board of Directors"). A quorum for the Board of Directors requires all four members. The member's initial capital contribution to the Company consisted of all of the interests in TCA owned by Slavik and LMW. Additional capital contributions may be made to the Company by its members on a pro rata basis. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by certain members pursuant to the terms set forth in the Agreement; however, the indenture, between the Company and Finance, the Issuers, and Fleet National Bank, as Trustee, relating to $65,000,000 12-3/4% Senior Notes due November 15, 2003 (the "Indenture"), prohibits the Company from incurring additional indebtedness. The
Agreement also provides that any disputes which arise under the Agreement and which remain unresolved after 30 days will be settled through arbitration. LMW, one of the two members of the Company, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of the Company, Slavik, is based in Detroit, Michigan. The directors of Slavik are Stephan F. Slavik, Sr., Len Wolman and Del J. Lauria. Prior to the offering of the 12-3/4% senior notes due November 15, 2003, of which $65,000,000 in aggregate principal amount was issued on November 8, 1996 (the "Private Notes"), Slavik and LMW were partners of TCA. In connection with the formation of the Company, Slavik and LMW each contributed to the Company their interests in TCA in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the Private Notes, (i) $6,666,667 of the proceeds were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3,333,333 of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. In addition to its interest in TCA, Slavik is an owner of certain hotel properties. The Company used $10.6 million of the proceeds from the offering to purchase RJH Development Corp.'s ownership interest in TCA. As a result of these transactions (collectively the "Reorganization"), each of Slavik and LMW own 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of TCA. In connection with the Reorganization, TCA distributed $850,000 in principal amount of 15% subordinated notes receivable from the Authority to the Company. As a result of the Reorganization, the only two partners of TCA are the Company and Sun Cove Ltd. ("Sun").

Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company now has a 50% voting and profits interest in TCA
(see "Legal Proceedings"). The remaining 50% interest is owned by Sun, an affiliate of Sun International Hotels Limited ("Sun International"). Sun International is a publicly traded international resort and gaming company, which develops and manages premier resort and casino properties. Sun International, through its subsidiaries, currently operates resort hotels and casinos in The Bahamas, Atlantic City and the Indian Ocean.

Trading Cove Associates - Material Agreements
---------------------------------------------

Management Agreement
--------------------

The Management Agreement between TCA and the Tribe was entered into on August 30, 1995 and was approved by the National Indian Gaming Commission
(the "NIGC") on September 29, 1995. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Authority and TCA have consented to this assignment. The term of the Management Agreement is seven years and commenced on October 12, 1996, subject to a one time option for a buyout by the Tribe effective on the last day of the 60th month following the first full month of operations of the Mohegan Sun (the "Buyout Option"). In order to exercise the Buyout Option, the Tribe must (i) fully pay and satisfy certain outstanding indebtedness, including all indebtedness under the Authority's $175 million, 13-1/2% senior secured notes due 2002 (the "Authority Senior Secured Notes") and the Authority's $40 million 15% subordinated notes due 2003 and $50 million completion guarantee subordinated notes due 2003, (ii) give notice of its intent to exercise the option not more than 90 and not less than 30 days prior to the last day of the 60th month after opening of the Mohegan Sun, (iii) enter into discussion with TCA to determine the option price on commercially reasonable terms, (iv) execute and deliver to TCA a full release of all of TCA's obligations under, and claims, whether asserted or unasserted, liquidated or contingent, arising in connection with, the Management Agreement and (v) pay all amounts otherwise due TCA pursuant to the Management Agreement.

Under the Management Agreement, the Tribe has granted to TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan
Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities, including the Authority and to train members of the Tribe and others in the management of the Mohegan Sun. The Management Agreement is not assignable by either party without the prior consent of the other party. Pursuant to the terms of the Management Agreement, the Tribe and TCA have agreed that neither party may establish or operate any other gaming facility within the states of Connecticut or Rhode Island without first obtaining the consent of the other party, which consent may not be unreasonably withheld. In addition, TCA has agreed to use its best efforts to promote and manage the Casino and the Tribe has agreed that, except as required by law, it will not adopt any amendments to its gaming ordinances that would materially adversely affect TCA's right to operate and maintain the Mohegan Sun. The Management Agreement provides that neither the Tribe nor any of its agents, affiliates or representatives will impose any taxes, fees, assessments or other charges on payments of any debt service to TCA or any lender, on the Mohegan Sun or the revenues therefrom or on the management fee payable to TCA thereunder and, if any such tax is imposed, TCA has the right to obtain compensation from the Tribe in an amount equal to the tax.

Under the Management Agreement, certain decision-making authority and oversight duties are delegated to a committee comprised of an equal number of representatives of the Tribe and of TCA (the "Business Board") but in no event more than four persons. Actions by the Business Board require the unanimous approval of its members or their respective designees. The Tribe and TCA have agreed that, in the event that the Business Board is unable to reach a mutual decision or compromise, any disputes will be submitted to summary arbitration before a single arbitrator who shall render a decision within 48 hours of submission of the dispute.

TCA's primary source of revenue is management fees under the Management Agreement (the "Management Fees"). The Management Fees are paid monthly and are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):


                        I                 II               III
                  ______________  __________________  _______________
                    40% of Net    Revenues in Tier I    Revenues in
                  Revenues up to         plus             Tiers I &
                                      35% of Net       II plus 30% of
                                       Revenues         Net Revenues
                                       between             above
                  ______________  __________________  _______________

Year 1............    $50,546       $50,547-$63,183       $63,183
Year 2............    $73,115       $73,116-$91,394       $91,394
Year 3............    $91,798       $91,799-$114,747      $114,747
Year 4............    $95,693       $95,694-$119,616      $119,616
Year 5............   $104,107      $104,108-$130,134      $130,134
Year 6 (subject to
Buyout Option)....   $114,335      $114,336-$142,919      $142,919
Year 7 (subject to
Buyout Option)....   $130,944      $130,945-$163,680      $163,680

As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the gross revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the capital replacement reserve. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the "net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses (excluding the management fee). Within 25 days after the end of each calendar month, TCA is required to calculate and report to the Tribe, the gross revenues, operating expenses and net revenues.

In addition, TCA is required to fund $1.2 million per year ($100,000 per month) from its management fees into a capital replacement reserve.

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

Pursuant to the Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995), upon receipt of the management fees, TCA is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with TCA's partners or their affiliates. Some of these payments are one-time non-recurring payments (the "Non-recurring Payments") and others are required on a continuing basis (the "Continuing Payments"). The payments marked with an asterisk (*) below are Non-recurring Payments and the others are Continuing Payments. One of the considerations used by the NIGC in determining whether or not to approve a management contract is whether TCA is providing a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of December 31, 1997 the Authority had outstanding the following Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November 2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes is 15% per annum.

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes").

    The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At December 31, 1997, the Base Rate was 9.50% per annum.

    For purposes of points (c), (d) and (e) below the Company, Sun International and TCA have agreed that the Completion Guarantee Subordinated Notes be split into two principal amounts of $32,500,000 Completion Guarantee Subordinated Notes (the "Non-PIK Completion Guarantee Notes") and $17,500,000 Completion Guarantee Subordinated Notes (the "PIK Completion Guarantee Notes").

The following table sets forth the priority of the distribution from TCA of the Management Fees to its partners:

  (a) First, for the period ending on November 8, 1996, a maximum sum of $938,000 will be paid from the Management Services Fee, as defined, for expenses incurred with respect to the Mohegan Sun through such date, and for the period commencing on November 9, 1996 and ending on September 30, 1997, and for each fiscal year of the Authority thereafter, up to $2,000,000 per fiscal year of the Authority of the Management Services Fee will be paid by TCA for expenses.

 *(b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated $2.2 million and were repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd. These capital contributions were deemed returned at the consummation of the offering of the Private Notes upon the distribution by TCA of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totaling $275,000, 50% to Sun Cove Ltd. and 50% to the Company.

  (c) Third, to pay Sun International fee amounts of $2,500,000 on April 30, 1996, $2,500,000 on October 31, 1996, $2,700,000 on April 30,
       1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all PIK Amounts (defined as interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15), during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). On November 8, 1996 the Company purchased from Sun International $19,150,000 principal amount of Subordinated Notes and Sun International assigned to the Company its right to receive $3,850,000 of the Subordinated Notes Fee Amounts payable on April 30, 1996, October 31, 1996 and April 30, 1997 and from May 1, 1997 and every six months thereafter each of the Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts payable beginning October 31, 1997.

  (d) Fourth, i) to pay Sun International fee amounts of $525,000 on October 31, 1996, $2,600,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26 1/2% and the Base Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-PIK Completion Guarantee Notes outstanding during the applicable Semi-Annual Period (the "Completion Guarantee Notes Fee Amounts"), and ii) payment of an amount equal to the Base Rate on the Non-PIK Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount will be paid semi-annually pari passu with the amount under paragraph (d)i) above. When the Authority can pay such interest, payment under this paragraph (d) ii) shall be reduced accordingly.

       In addition when the Authority pays Sun International any amounts relating to the Non-PIK Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA.

       Up until October 12, 1997 any amounts paid under paragraph (d) were paid to Sun International. After October 12, 1997 portions of these amounts are payable to the Company as it purchases its share of the Non-PIK Completion Guarantee Notes.

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

 *(f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (balance as of December 31, 1997 is approximately $449,000 and is to be repaid to the partners, 50% to the Company and 50% to Sun Cove Ltd., from repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe).

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

  (h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of
       i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA)of TCA plus 25% the organizational and administrative fee and the marketing and casino operations fee. After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan's Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be distributed in equal amounts to SIML and the Company.

 *(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun.

  (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut taxes. This amount will be paid 50% to Sun Cove Ltd. and 50% to the Company.

  (k) Eleventh, all remaining fees and Excess Cash distributed 50% to Sun Cove Ltd. and 50% to the Company.


The previous items reflect the Amended and Restated Omnibus Financing Agreement. The Company believes that the amendments are not adverse to the economic interests of the holders of the Company's $65,000,000 12-3/4% senior notes payable November 15, 2003 (the "Senior Notes").

Payments by the Authority on the Subordinated Notes, Non-PIK Completion
-----------------------------------------------------------------------
Guarantee Notes and PIK Completion Guarantee Notes (collectively the
--------------------------------------------------------------------
"Authority Subordinated Notes")
-------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior
Secured Notes and certain fixed charge coverage ratios are met.  The
Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such fiscal year),
(ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such fiscal year and
(iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. In the event that the Company receives an offer to purchase the Company's Authority Subordinated Notes, the Indenture requires the Company to accept such offer in the same proportion as Sun International. On March 12, 1998 the Authority made such an offer with Excess Cash of $29,050,805 to the holders of the Authority Subordinated
Notes.  Sun International and the Company will not accept the offer.

The Authority may make an optional redemption of the Authority Subordinated Notes; however, such redemption, except as detailed above, may be made only after the Authority Senior Secured Notes have been paid in full.


The Mohegan Tribal Gaming Authority
-----------------------------------

The Tribe is a federally recognized Indian tribe with a 240-acre reservation located in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "Management Board"), which consists of the nine members of the Tribal Council (the governing body of the Tribe).

The General Manager of the Mohegan Sun is appointed by TCA, subject to the approval of the Authority; other senior officers of the Mohegan Sun are appointed by TCA. The following table provides information as of December 31, 1997 with respect to each of the (i)executive officers of the Mohegan Sun and (ii) the members of the Management Board.

NAME                          POSITION
----                          --------
Roland J. Harris              Chairman and member, Management Board
Jayne G. Fawcett              Vice Chairman and member, Management Board
William J. Velardo            Executive Vice President and General Manager, Mohegan Sun
Mitchell Grossinger Etess     Senior Vice President, Marketing, Mohegan Sun
Jeffrey E. Hartmann           Senior Vice President and Chief Financial Officer,  Mohegan Sun
Carlisle M. Fowler            Treasurer and member, Management Board
Loretta F. Roberge            Corresponding Secretary and member, Management Board
Shirley M. Walsh              Recording Secretary and member, Management Board
Mark F. Brown                 Member, Management Board
Courtland C. Fowler           Member, Management Board
Maynard I. Strickland         Member, Management Board
Glen R. LaVigne               Member, Management Board


The Management Board also selects representatives to serve on the Business Board. The Authority has established the Mohegan Tribal Gaming Commission (the "Commission"), which is responsible for the regulation of the Mohegan Sun. The Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Commission staff is responsible for performing background investigations into gaming license applicants and for issuance and revocation of gaming licenses. The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority the land on which the Mohegan Sun is located (the "Site"). The Site is the Tribe's 240-acre reservation in southeastern Connecticut, which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.

The Mohegan Sun
---------------

The Mohegan Sun opened on October 12, 1996, as a gaming and entertainment facility. The Mohegan Sun conveys an historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone, and water. Celebrating the history and traditions of the Tribe, the Mohegan Sun's circular design and Indian themes are directly influenced by the Tribe's belief and culture. The Mohegan Sun is separated into four quadrants, each of which features its own entrance and a seasonal theme - Winter, Spring, Summer and Fall- highlighting the importance of seasonal changes to Mohegan Life. The 625,000 square foot facility includes 167,000 square feet of gaming space (including a bingo hall), and accommodates approximately 3,000 slot machines, 150 table games
(including blackjack, roulette, craps, baccarat, Caribbean Stud Poker and Let It Ride), 39 poker tables and a 1,400 seat high stakes bingo hall. Food amenities at the Mohegan Sun include the 680-seat buffet, three themed gourmet restaurants, a 24-hour full service coffee shop, a New York style delicatessen and a 10-station food court featuring international cuisine.
The bingo hall also serves as a special events center which is utilized for entertainment, boxing events and casino marketing events. The 10,000 square foot Wolf Den Lounge and showroom in the center of the Mohegan Sun features live entertainment seven days a week and seats 350 patrons. Multiple full-service and floor service bars are located throughout the Mohegan Sun. The Mohegan Sun also offers a children's arcade area and Kids Quest child care facility. There are approximately 7,500 parking spaces for customers, along with employee parking with a capacity of 1,700 vehicles.

The Mohegan Sun - Competition
-----------------------------

Existing Competitors

The gaming industry is characterized by intense competition among entities that, in many instances, have greater resources than the Authority. The Mohegan Sun is marketed primarily to the day-trip customer, and the Authority competes primarily with other casinos within 150 miles, and to a lesser extent, with casinos in Atlantic City, New Jersey. Currently, Foxwoods Resort Casino ("Foxwoods") is the only casino in operation within 150 miles of the Mohegan Sun. However, Foxwoods is located approximately 10 miles from the Mohegan Sun and is the largest gaming facility in the United States in terms of the number of total gaming positions. Foxwoods has approximately 300 table games and 5,500 slot machines. In addition, Foxwoods offers amenities that the Mohegan Sun does not, such as hotels and extensive entertainment facilities; Foxwoods currently has 312 guest rooms available to the public and is adding approximately 800 hotel rooms that are expected to be completed and open by the Spring of 1998. Foxwoods has been in operation for over five years, and the Authority believes that Foxwoods' successful operation has enabled it to build financial resources that are currently substantially greater than the Authority's or the Tribe's.

Potential New Competitors

Currently, outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under IGRA. At least two federally recognized tribes in New England are each currently seeking to establish gaming operations. In addition, a number of tribes in New England are seeking federal recognition in order to establish gaming operations. The Authority cannot predict whether any of these tribes will be successful in establishing gaming operations, and if established, whether such gaming operations will have a material adverse effect on the proposed operations by the Authority. In addition, a number of states, including Connecticut, have investigated legalizing casino gaming by non-Indians in one or more locations.

Seasonality

The gaming industry in Connecticut is seasonal with the heaviest gaming activity at the Mohegan Sun occurring during the period from July through October.

The Mohegan Sun - Employees and Labor Relations
-----------------------------------------------

As of September 30, 1997, the Mohegan Sun employed approximately 4,500 full time equivalent employees. In recruiting personnel, the Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. Currently, none of the Mohegan Sun's employees are covered by collective bargaining agreements.

The Mohegan Sun - Material Agreements
-------------------------------------
The Mohegan Compact

The Tribe and State of Connecticut entered into the Mohegan Compact that authorized and regulated Class III gaming operations on land owned by the Tribe. On December 5, 1994, the Secretary of the Interior approved the Mohegan Compact in accordance with IGRA. The Mohegan Compact provides, among other things, that:

(1) The Tribe agrees to submit all gaming-related operation and development to the regulation of the State of Connecticut Gaming Commission (i.e. the Division of Special Revenue) in order to attempt to ensure the fair and honest operation of gaming activities and to maintain integrity of all activities conducted in regard to Class III gaming.

(2)  The Tribe may conduct, on the Site, games of chance, including:
     Blackjack, Poker Dice, Money-Wheels, Roulette, Baccarat, Chuck-a-Luck, Pai Gow, Over and Under, Horse Race Game, Acey-ducey, Beat the Dealer, Bouncing Ball, Slot Machines, video facsimile games and pari-mutuel betting.

(3) Law enforcement matters relating to Class III gaming activities are under the jurisdiction of the State of Connecticut and the Tribe.

(4) All gaming employees will obtain and maintain a gaming license issued by the Connecticut Division of Special Revenue.

(5) Any enterprise providing gaming services or gaming equipment to the Tribe will be required to hold a current valid registration issued by the Connecticut Division of Special Revenue.

(6) The State of Connecticut will annually assess the Tribe for the costs attributable to its regulation of the Tribe's gaming operations and for the provision of law enforcement.

(7) The Tribe will have each of its Class III Gaming operations audited on an annual basis by an independent certified public accountant and include any additional procedures required by the State of Connecticut Gaming Commission.

(8) The Tribe will enact fire, building, sanitary and health ordinances and regulations no less rigorous than laws and regulations of the State of Connecticut.

(9) Service of alcoholic beverages within any gaming facility will be subject to regulation by the State of Connecticut.

(10) The Tribe waived any defense which it may have by virtue of sovereign immunity in respect to any action in United States District Court to enforce the Mohegan Compact.

Memorandum of Understanding

The Tribe and the State of Connecticut, on April 25, 1994, entered into a Memorandum of Understanding ("MOU") setting forth certain matters regarding the implementation of the Mohegan Compact. The MOU provides that:

(1) So long as there is no change in the State law to permit the operation of slot machines or other commercial casino table games by any other person (other than the Mashantucket Pequot Tribe), the Tribe, through the Authority, will contribute to the State of Connecticut on a monthly basis a sum equal to 25% of gross operating revenues derived from slot machines operated by the Authority ("Slot Win Contribution"), which amount shall be adjusted by the amounts set forth in (2) and (3) hereof.

(2) The Slot Win contribution is to be reduced by $5,000,000 in the second year of the Authority's gaming operations, by $2,500,000 in the third year of the Authority's gaming operations, and by $2,500,000 in the fourth year of the Authority's gaming operations. This represents the settlement of the land claims of the Tribe.

(3) The Authority's payment is to be increased by $3,000,000 in the first year following the completed transfer of Fort Shantok State Park to the United States Government to be held in trust for the Tribe.

(4)  For each fiscal year commencing July 1, the minimum Slot Win
     Contribution of the Authority to the State of Connecticut shall be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80,000,000. For the fiscal year of the State, ending June 30, 1997 (which did not constitute a full year), the Tribe's Slot Win
     Contribution paid by the Authority totaled approximately $57.6 million.

Town of Montville Agreement

On June 16, 1994, the Tribe and the Town of Montville ("Town") entered into an agreement whereby the Tribe agreed to pay the Town, beginning one year after the commencement of slot machine gaming activities, an annual payment of $500,000 to minimize the impact to the Town resulting from the removal of land from the Town's tax rolls into trust for the Tribe. The first annual payment was remitted to the Town on October 12, 1997. Additionally, the Tribe agreed to make a one-time payment of $3,000,000 toward infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority.
The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. The Authority anticipates funding the $3,000,000 to the Town by September 30, 1998.

Subsequent Events
-----------------
A. On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approvals, are prepared to move forward with an estimated $450 million expansion project at the Mohegan Sun.

     Under the terms of the new agreement, TCA will continue to manage the Mohegan Sun under the existing Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to pay to TCA 5% of gross revenues, generated from the Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The effective date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Authority Senior Secured Notes are refinanced or repaid.

     TCA has also negotiated a second agreement with the Tribe and the Authority which will make TCA the exclusive developer of the planned expansion of the property. Under this "Development Agreement", TCA will oversee the planning, design, and construction of the expansion of the Mohegan Sun. TCA will be paid a development fee of $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing. On February 27, 1998 the Development Agreement was approved by the Bureau of Indian Affairs.

B. On February 7, 1998, the Company, Sun International, the Authority and the Tribe agreed to a letter of understanding (the "Letter"), regarding the repurchase of the Authority Subordinated Notes. The Letter provides that until January 1, 2000, neither the Authority nor the Tribe shall exercise any option it may have to redeem the Authority Subordinated Notes provided that nothing contained in the Letter shall limit or amend the rights of the holders of the Authority Subordinated Notes to require the Authority to redeem or repurchase the Authority Subordinated Notes - pursuant to the Note Purchase Agreement dated as of September 29, 1995 between the Authority and Sun International.

C. On February 7, 1998, a Memorandum of Understanding (the "Memorandum") was agreed to by the Company, Sun, Sun International and TCA. The Memorandum provides for the following:

          (i) There will be no change in the existing relationship between Sun and the Company until January 1, 2000.

          (ii) If the Relinquishment Agreement becomes effective, during the 7-year period beginning January 1, 2000, the Company will not be entitled to receive any fees or cash flows from TCA, with the exception of (a) the existing agreement regarding annual operating expenses of TCA which shall not exceed $2,000,000 and (b) the Company's right to receive $2,000,000 to pay such amount to Leisure Resort Technology, Inc. ("Leisure")in any year until TCA has first paid Sun consideration in the amount of $5,000,000 in such year.

          (iii) In terms of the Development Agreement TCA will be paid a development fee of $14 million. TCA will subcontract with SIML who in turn will subcontract with certain affiliates of the Company to provide certain of the services pursuant to the Development Agreement.

The information concerning Sun International, the Tribe and the Authority has been derived from publicly filed information.

Item 2.  Properties
--------------------

The Company does not have an ownership interest in real property.

Item 3.  Legal Proceedings
--------------------------

On August 6, 1997 Leisure, a former partner of TCA, filed a lawsuit against TCA, the Company and its owners, Sun and RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. On January 6, 1998, the lawsuit was settled. The Company paid $5,000,000 to Leisure and, in return, Leisure gave up its beneficial interest in TCA and any other claims it may have had.

As derived from publicly filed information, the Authority is a defendant in certain litigations incurred in the normal course of business. In the opinion of the Authority's management, based on the advise of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 1997.

                                 PART II
                                 -------


Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholders Matters
--------------------

Not applicable.


Item 6.  Selected Financial Data
--------------------------------

                                                       Period or Quarter Ended
                                   ----------------------------------------------------------------
                                   December 31,  March 31,    June 30,    September 30, December 31
                                       1996        1997         1997         1997          1997
                                     --------    --------     --------      --------      --------
OPERATING RESULTS
  Interest and Dividend Income     $  623,213    $ 1,096,412  $1,151,298  $1,084,271    $1,260,227
  Subordinated Notes Fee Income -
    Trading Cove Associates             ---          442,340     842,699      ---        1,447,491
                                     --------     ----------   ----------   ----------   ----------
  Total Revenue                       623,213     1,538,752    1,993,997    1,084,271    2,707,718
                                     --------    ----------   ----------   ----------   ----------
  Total Expenses                   (1,355,985)   (2,234,733)  (2,173,179)  (2,248,363)  (2,684,235)

  Equity in income (loss) of
    Trading Cove Associates          (384,826)     (405,400)    (454,565)   2,084,514     (389,906)
                                     --------    ----------   ----------   ----------  ----------
  Net income (loss)               $(1,117,598)  $(1,101,381) $  (633,747)  $  920,422   $ (366,423)
                                  ===========   ===========  ===========   ==========   ==========

OTHER DATA
  Interest Expense                $ 1,220,104   $ 2,071,875  $ 2,078,375   $ 2,071,875  $ 2,465,579
  Net cash used in
    operating activities (1)            ---          ---       2,649,998     2,488,364    5,835,475
  Net cash provided by
    operating activities (1)           33,064     1,052,299       ---           ---          ---
  Net cash used in
    investing activities (1)       51,345,292        53,528       ---           ---          ---
  Net cash provided by
    investing activities (1)            ---          ---       2,749,681    16,000,002    9,043,282
  Net cash used in
    financing activities (1)            ---          ---          78,538    373,560    3,816,560
  Net cash provided by
    financing activities (1)       52,152,740        ---          ---           ---          ---

QUARTER-END STATUS:
  Total current assets (1)        $16,737,416   $19,283,162  $16,049,031   $15,891,823  $ 9,980,267
  Investment in Trading Cove
    Associates (1)                 12,682,469    12,277,069   11,747,610    10,998,878   10,384,292
  Investment in 15% Subordinated
    Notes Receivable (1)           25,965,897    24,886,511   25,806,647    26,750,793   27,742,146
  Investment in Completion
    Guarantee Subordinated Notes
      Receivable (1)                    ---          ---          ---        2,798,125    2,548,162
  Deferred Financing Costs Net of
    Accumulated Amortization (1)    2,788,529     2,686,841    2,776,772     2,818,115    2,702,744
                                   ----------    ----------   ----------    ----------   ----------
  Total Assets (1)                $58,174,311   $59,133,583  $56,380,060   $59,257,734  $53,357,611
                                  ===========   ===========  ===========   ===========  ===========

  Total current liabilities (1)   $ 1,273,614   $ 3,334,267  $ 1,214,491   $ 3,171,743  $ 1,081,043
  12-3/4% Senior Notes payable (1) 65,000,000    65,000,000   65,000,000    65,000,000   61,471,000
                                  -----------    ----------   ----------  ----------   ----------
  Total liabilities (1)           $66,273,614   $68,334,267  $66,214,491   $68,171,743  $62,552,043
                                  ===========   ===========  ===========   ===========  ===========

(1) Year-to-date cumulative totals

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (the "Commission") (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Certain Risk Factors
--------------------

Lack of Operations; Dependance on the Mohegan Sun
--------------------------------------------------

The Company does not conduct any business operations, and is prohibited by the Indenture from conducting any business operations, other than in connection with its role as a managing general partner of TCA and activities incidental to the ownership of the Subordinated Notes and Completion Guarantee Subordinated Notes (collectively the "Notes") and the issuance of the Senior Notes. The Company has no material business or assets other than its interests in TCA, the Notes and temporary investments. The Company's primary source of revenues is from payments from TCA and payments under the Notes that it holds. Although the Authority has engaged the management services of TCA, whose partners have substantial experience in the development and management of resorts and gaming facilities, there can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations (including its obligations under the Notes) or pay management fees so that the Company will be able to meet its obligations. The future operating results of the Mohegan Sun will depend, in part, on matters over which the Authority and TCA have no control including, without limitation, general economic conditions, effects of competition, political and regulatory factors and the actual number of gaming customers and the amount wagered.

While the Company expects its future operating cash flows will be sufficient to cover its obligations and expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.

Results of Operations
---------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, the Subordinated Notes, (to the extent interest and Subordinated Notes Fee Amounts are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes), Non-PIK Completion Guarantee Notes (to the extent interest and Completion Guarantee Notes Fee Amounts are payable in cash on the Non-PIK Completion Guarantee Notes and to the extent of principal payments on the Non-PIK Completion Guarantee Notes) and from amounts in the Company's cash collateral account (the "Cash Collateral Account"). Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses and future scheduled payments of principal of and interest on the Senior Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Notes that it holds.

Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

TCA's primary source of revenue is Management Fees under the Management Agreement. For the year ended December 31, 1997, the Company received $7,826,500 from TCA and $293,923 was due from TCA, which represents the Company's share in terms of the Amended and Restated Omnibus Financing Agreement of approximately $28,657,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period ending September 30, are subject to year-end adjustment.

For the year ended December 31, 1997 the Company also received $524,154 in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

The Company anticipates regular payments from TCA based on the results of the Authority and Management Fees payment by the Authority.

Payments on the Authority Subordinated Notes
--------------------------------------------

For the year ended December 31, 1997 the Company did not receive any cash payments on the Authority Subordinated Notes from the Authority.

Results of Operations
---------------------

Discussion of the year ended December 31, 1997
----------------------------------------------

  Interest and dividend income. Interest and dividend income of $4,592,208 for the year ended December 31, 1997 was attributable to accrued interest on the Subordinated Notes of $3,733,910, accrued interest on the Non-PIK Completion Guarantee Notes of $47,500, interest earned on cash and temporary investments of $677,419 and dividends earned on temporary investments of $133,379.

  Subordinated notes fee income - Trading Cove Associates. Subordinated notes fee income - Trading Cove Associates of $2,732,530 for the twelve months ended December 31, 1997 represents subordinated notes fee amounts received as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Financing Agreement".

  Interest expense. Interest expense of $8,687,704 for the year ended December 31, 1997 resulted from paid, and accrued and unpaid, interest on the Senior Notes. On May 15, 1997 $4,311,396 and on November 15, 1997 $4,143,750 was paid as interest on the Senior Notes. On November 15, 1997 $449,947 was paid as a premium on redemption of Senior Notes when $3,529,000 principal amount of Senior Notes were redeemed at the redemption price of 112.750%.

  Amortization on deferred financing costs. Amortization on deferred financing costs for the twelve months ended December 31, 1997 of $459,345 resulted from amortization of costs associated with the issuance of the Senior Notes.

  General and administrative expenses. General and administrative expenses for the year ended December 31, 1997 was $193,461 which was primarily attributable to investment management, legal and accounting fees.

  Equity in income of Trading Cove Associates. Equity in income of Trading Cove Associates for the twelve months ended December 31, 1997 was $834,643.

As a result of the foregoing factors, the Company experienced a net loss of $1,181,129 for the twelve months ended December 31, 1997.

Discussion of the period from September 30, 1996 (commencement of
-----------------------------------------------------------------
operations) to December 31, 1996
---------------------------------

  Interest and dividend income. Interest and dividend income of $623,213 for the period ended December 31, 1996 was attributable to accrued interest on the Subordinated Notes of $507,448 and interest earned on cash and temporary investments of $115,765.

  Subordinated notes fee income - Trading Cove Associates. For the period ended December 31, 1996 the Company had no subordinated notes fee income - Trading Cove Associates.

  Interest expense. Interest expense of $1,220,104 for the period ended December 31, 1996 resulted from accrued and unpaid interest on the Senior Notes.

  Amortization on deferred financing costs. Amortization on deferred financing costs for the period ended December 31, 1996 of $58,731 resulted from amortization of costs associated with the issuance of the Senior Notes.

  General and administrative expenses. General and administrative expenses for the period ended December 31, 1996 was $77,150 which was primarily attributable to investment management, legal and accounting fees.

  Equity in loss of Trading Cove Associates. Equity in loss of Trading Cove Associates for the period ended December 31, 1996 was $384,826.

As a result of the foregoing factors, the Company experienced a net loss of $1,117,598 for the period ended December 31, 1996.

The Company was formed on September 30, 1996 and accordingly there are no comparative results of operations for the fiscal year ending December 31, 1995.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 the Company purchased from Sun International $2.5 million principal amount of Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts (total cost approximately $2.8 million).

Current Assets decreased from $16,737,416 to $9,980,267 at December 31,
1997. The decrease was primarily caused by funding the following out of temporary investments: i) interest payments on the Senior Notes of $4,311,396 on May 15, 1997 and $4,143,750 on November 15, 1997; ii) the redemption of Senior Notes of $3,529,000 principal amount at the redemption price of 112.750% on November 15, 1997; and iii) the purchase of the Non-PIK Completion Guarantee Notes during September, 1997.

Current Liabilities decreased from $1,273,614 to $1,081,043 at December 31, 1997. The decrease was primarily attributable to the decrease in accrued and unpaid interest on the Senior Notes.

The Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million principal amount of the outstanding first funded Non-PIK Completion Guarantee Notes owned by Sun International.

The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d)
(i) and (d) (ii) of the table set forth above under "Amended and Restated Omnibus Financing Agreement". As of December 31, 1997, $32.5 million principal was outstanding as Non-PIK Completion Guarantee Notes.

The Company is required to make a mandatory redemption on November 15 and May 15 of each year, which commenced on November 15, 1997, of Senior Notes using 100% of Company Excess Cash, as defined in the Indenture, held by the Company in excess of $10 million, as of the preceding September 30 and March 31.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Index to Financial Statements on Page 21.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                  Part III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.
Name                      Age                 Position

Len Wolman..............  43      Chairman of the Board and Chief Executive
                                    Officer
Del J. Lauria...........  49      Director, Chief Financial Officer and
                                    Secretary
Stephan F. Slavik, Sr. .  77      Director
Mark Wolman.............  40      Director


     Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of Waterford Hotel Group, Inc. Under Mr. Wolman, Waterford Hotel Group, Inc. has grown from one hotel management contract to 20 properties in eight states. Mr. Wolman was actively involved in the development and construction of the Mohegan Sun. Mr. Wolman was instrumental in formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman is a member of the Business Board and is an employee of TCA. Mr. Wolman is the brother of Mark Wolman. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director of Slavik Suites, Inc.

     Del J. Lauria. Mr. Lauria became a director of the Company, Chief Financial Officer and Secretary upon its formation. Mr. Lauria is also an Officer and Director of Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik Suites, Inc., one of the Company's members. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

     Stephan F. Slavik, Sr. Mr. Slavik became a Director of the Company upon its formation. Mr. Slavik is the President of Slavik Suites, Inc. and the Chief Operating Officer and surviving founder of the Slavik Organization. Over his ongoing career, Mr. Slavik has developed or constructed more than 6,000 single family homes, in excess of 15,000 multiple-family housing units, and various other real estate developments such as hotels, office buildings, light industrial, golf courses and has subdivided thousands of lots. Mr. Slavik is also an Officer and Director in the Waterford Hotel Group, Inc.

     Mark Wolman. Mr. Wolman became a Director of the Company upon its formation. Mr. Wolman is an Officer of Wolman Construction, L.L.C. ("Construction"). Construction is a commercial development and construction firm based in eastern Connecticut and is actively involved in developing the Mohegan Sun. Mr. Wolman has been working with the Mohegan Tribe since 1992 and has been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Wolman is the brother of Len Wolman.

Item 11.  Executive Compensation
--------------------------------

The Company's directors and officers will not be compensated by the Company, but will receive compensation as part of the operating expenses of TCA as detailed under points (a) and (h) of the table set forth above under "Amended and Restated Financing Agreement".

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth the beneficial ownership interest in the Company by each person known by the Company to beneficially own 5% or more of the outstanding Company interests. Finance is a wholly-owned subsidiary of the Company.

Name of                                  % Ownership
Beneficial Owner                        in the Company
----------------                        --------------

LMW Investments, Inc. (1) .............     32.2033%
Slavik Suites, Inc. (2)................     67.7967%
                                           ---------
                                           100.0000%
                                           =========
__________________________
(1) LMW Investments, Inc. is owned 50% by Mr. Len Wolman and 50% by Mr. Mark Wolman. The address for LMW Investments, Inc. is 914
    Hartford Turnpike, P.O. Box 715, Waterford, Connecticut.
(2) Messrs. Len and Mark Wolman each own approximately 11.9% of the outstanding shares of Slavik Suites, Inc. The address for Slavik Suites, Inc. is 32605 West 12 Mile Road, Suite 350, Farmington Hills, Michigan.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Pursuant to the Development Services Agreement dated September 29, 1994 between TCA and SIML, TCA shall pay SIML a fee (the "Development Services Fee") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Wolman Construction, L.L.C. ("Construction") will receive 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). Wolman is owned 50% by Len Wolman and
50% by Mark Wolman. Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's $1,749,724. Del J. Lauria and Stephan F. Slavik, Sr. have a financial interest in The Slavik Company. For the year ended December 31, 1997 Construction received $368,560 and The Slavik Company received $61,440 of their share of the Development Services Fee.

Slavik and the other principals of the Company have interests and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

The Company reimbursed certain expenses incurred by an affiliate in servicing the Company totaling $86,000 in 1997, which was funded by capital contributions of the members.

                               PART IV
                               -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          (a) Exhibits
          ------------

              Exhibit No.    Description
              3.1            Certificate of Formation, as amended,
                             of Waterford Gaming, L.L.C.  (i)
              3.2            Certificate of Incorporation of Waterford
                             Gaming Finance Corp.  (i)
              3.3            Bylaws of Waterford Gaming Finance Corp.  (i)
              4.1            Indenture, dated as of November 8, 1996,
                             between Waterford Gaming, L.L.C. and Waterford
                             Gaming Finance Corp., the issuers, and Fleet
                             National Bank, as trustee, relating to
                             $65,000,000 12-3/4% Senior Notes due 2003. (i)
              4.2            Registration Rights Agreement, dated as of
                             November 8, 1996, among, Waterford Gaming,
                             L.L.C.,, Waterford Gaming Finance Corp., Bear,
                             Stearns & Co., Inc., and Merrill Lynch,
                             Pierce, Fenner & Smith Incorporated.  (i)
              4.3            Note Pledge Agreement, dated as of November
                             8, 1996, between Waterford Gaming, L.L.C. and
                             Fleet National Bank, as trustee.  (i)
              4.4            Cash Collateral and Disbursement Agreement,
                             dated as of November 8, 1996, among Fleet
                             National Bank, as trustee, Fleet National
                             Bank, as disbursement agent, and Waterford
                             Gaming, L.L.C.  (i)
              4.5            Specimen Form of 12-3/4% Senior Notes due
                             2003 (the "Private Notes") (included
                             in Exhibit 4.1).  (i)
              4.6            Specimen Form of 12-3/4% Senior Notes due 2003
                             (The "Exchange Note") (included in Exhibit
                             4.1).  (i)
             10.1            Omnibus Financing Agreement, dated as of
                             September 21, 1995, between Trading Cove
                             Associates and Sun International Hotels
                             Limited.  (i)
             10.2            First Amendment to the Omnibus Financing
                             Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun
                             International Hotels Limited and Waterford
                             Gaming, L.L.C.  (i)
             10.2.1          Amended and Restated Omnibus Financing
                             Agreement dated September 10, 1997 (ii)
             10.3            Amended and Restated Partnership Agreement of
                             Trading Cove Associates, dated as of September
                             21, 1994, among Sun Cove Ltd., RJH Development
                             Corp., Leisure Resort Technology, Inc., Slavik
                             Suites, Inc., and LMW Investments, Inc. (i)
             10.4            First Amendment to Amended and Restated
                             Partnership Agreement of Trading Cove
                             Associates, dated as of October 22, 1996, among Sun Cove Ltd., Slavik Suites, Inc., RJH
                             Development Corp., LMW Investments, Inc. and
                             Waterford Gaming, L.L.C. (i)
             10.5            Purchase Agreement, dated as of November 5,
                             1996, among Waterford Gaming, L.L.C.,
                             Waterford Gaming Finance Corp., Bear, Stearns
                             & Co., Inc. and Merrill Lynch, Pierce, Fenner and Smith Incorporated. (i)

             10.5.1          Agreement with Respect to Redemption or
                             Repurchase of Subordinated Notes, dated
                             September 10, 1997 (ii)
             10.6            Limited Liability Company Agreement of
                             Waterford Gaming, L.L.C., dated as of
                             September 30, 1996, among Slavik Suites, Inc.,
                             LMW Investments, Inc. and Waterford Gaming,
                             L.L.C. (i)
             10.7            Note Purchase Agreement, dated as of October
                             19, 1996, among Sun International Hotels
                             Limited, Waterford Gaming, L.L.C. and Trading
                             Cove Associates. (i)
             10.8            Note Purchase Agreement, dated as of September
                             29, 1995, between the Mohegan Tribal Gaming
                             Authority and Sun International Hotels Limited
                             relating to the Subordinated Notes. (i)
             10.9            Management Agreement, dated as of July 28,
                             1994, between the Mohegan Tribe of Indians of
                             Connecticut and Trading Cove Associates. (i)
             10.10           Management Services Agreement, dated September
                             10, 1997. (ii)
             10.11           Development Services Agreement, dated
                             September 10, 1997. (ii)
             10.12           Subdevelopment Services Agreement, dated
                             September 10, 1997. (ii)
             10.13           Completion Guarantee and Investment Banking
                             and Financing Arrangement Fee Agreement, dated
                             September 10, 1997. (ii)
             10.14           Settlement and Release Agreement, dated
                             January 6, 1998, by and among Leisure Resort
                             Technology, Inc., Lee R. Tyrol, Trading Cove
                             Associates, Slavik Suites, Inc., LMW
                             Investments, Inc., RJH Development Corp.,
                             Waterford Gaming, L.L.C. and Sun Cove, Ltd. (iii)
             21.1            Subsidiaries of Waterford Gaming, L.L.C. (i)
             21.2            Subsidiaries of Waterford Gaming Finance Corp. (i)
             27              Financial Data Schedule (iv)
             99.1            Annual Report for the fiscal year ended
                             September 30, 1997, on Form 10-K of the
                             Mohegan Tribal Gaming Authority (the
                             "Authority") dated December 29, 1997,
                             incorporated by reference to the Authority's electronic filing of such report on Form 10-K
                             Commission file reference no. 033-80655.
             99.2            Quarterly Report, for the quarter ended
                             December 31, 1997, on Form 10-Q of the Mohegan
                             Tribal Gaming Authority (the "Authority") dated February 13, 1998, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.

             (i)    Incorporated by reference to the Registrant's
                    Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.

             (ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 333-17795 as accepted by the Commission on November 14, 1997.

             (iii)  Filed herewith.

             (iv)   Included in Edgar filing only.

          (b) Financial Statement Schedules
          ---------------------------------

          INDEX

                                                                        Page

          Report of Independent Accountants                              F1

          Financial Statements:

            Balance Sheets as of December 31, 1997 and 1996              F2

            Statements of Operations for the year ended
              December 31, 1997 and for the period from
                September 30,1996 (commencement of operations)
                  to December 31, 1996                                   F3

            Statements of Changes in Members' Deficiency for
              the year ended December 31, 1997 and for the period
                from September 30, 1996 (commencement of operations)
                  to December 31, 1996                                   F4

            Statements of Cash Flows for the year ended
              December 31, 1997 and for the period from
                September 30, 1996 (commencement of operations)
                  to December 31, 1996                                   F5

            Notes to Financial Statements                            F6-F13

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Members of
     Waterford Gaming, L.L.C.:


We have audited the accompanying balance sheets of Waterford Gaming, L.L.C. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in members' equity (deficiency) and cash flows for the year ended December 31, 1997 and for the period from September 30, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from September 30, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

                                             COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 6, 1998


                                  F1




                        WATERFORD GAMING, L.L.C.
                             BALANCE SHEETS
                       December 31, 1997 and 1996
                              ____________


                                                  1997               1996
                                                  ----               ----

Current assets
     Cash                                    $    232,759      $    841,512
     Cash in escrow                             5,000,000            ---
     Temporary investments                      4,383,379        15,836,843
     Due from Trading Cove Associates             293,923            ---
     Other assets                                  70,206            59,061
                                             ------------      ------------
          Total current assets                  9,980,267        16,737,416
                                             ------------      ------------

Investment in Trading Cove Associates          10,384,292        12,682,469

Investment in 15% subordinated notes
  receivable                                   27,742,146        25,965,897

Investment in completion guarantee
  subordinated note receivable                  2,548,162            ---

Deferred financing costs net of
  accumulated amortization of $518,076 and
  $58,731 in 1997 and 1996, respectively        2,702,744        2,788,529
                                             ------------     ------------

          Total assets                       $ 53,357,611     $ 58,174,311
                                             ============     ============



                     LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
     Accrued expenses                        $     78,328     $     53,510
     Accrued interest on senior
       notes payable                            1,002,715        1,220,104
                                             ------------     ------------
          Total current liabilities             1,081,043        1,273,614


12-3/4% senior notes payable                   61,471,000       65,000,000
                                             ------------     ------------
          Total liabilities                    62,552,043       66,273,614
                                             ------------     ------------

Members' deficiency                            (9,194,432)      (8,099,303)
                                             -------------    -------------

          Total liabilities and
            members' deficiency              $ 53,357,611     $ 58,174,311
                                             ============     ============


   The accompanying notes are an integral part of the financial statements.

                                   F2




                         WATERFORD GAMING, L.L.C.
                         STATEMENTS OF OPERATIONS
                  for the year ended December 31, 1997
               and for the period from September 30, 1996
            (commencement of operations) to December 31, 1996
                                ____________

                                                       For the period from
                              For the year ended      September 30, 1996 to
                              December 31, 1997         December 31, 1996
                              ------------------      ---------------------

Revenue:
     Interest and dividend
       income                    $    4,592,208           $     623,213
     Subordinated notes
       fee income -
     Trading Cove Associates          2,732,530                   ---
                                 --------------            ------------
          Total revenue               7,324,738                 623,213
                                 ==============            ============

Expenses:
     Interest expense                 8,687,704               1,220,104
     Amortization on deferred
       financing costs                  459,345                  58,731
     General and administrative         193,461                  77,150
                                 --------------            ------------
          Total expenses              9,340,510               1,355,985
                                 --------------            ------------

                                     (2,015,772)               (732,772)

Equity in income (loss) of
  Trading Cove Associates               834,643                (384,826)
                                 --------------            -------------

Net loss                           $ (1,181,129)           $ (1,117,598)
                                 ===============           =============


 The accompanying notes are an integral part of the financial statements.

                                     F3




                           WATERFORD GAMING, L.L.C.
                STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY
                     for the year ended December 31, 1997
                 and for the period from September 30, 1996
              (commencement of operations) to December 31, 1996
                                 ____________


                                                                       Total
                                                                      Members'
                       Slavik Suites, Inc.  LMW Investments, Inc.   Deficiency
                       -------------------  ---------------------  ------------

Balance,
  September 30, 1996     $         667          $        333       $      1,000

Capital contributions        2,011,530             1,005,765          3,017,295

Net loss                      (757,695)             (359,903)        (1,117,598)

Distributions               (6,666,667)           (3,333,333)       (10,000,000)
                         --------------         -------------      -------------
Balance,
  December 31, 1996         (5,412,165)           (2,687,138)        (8,099,303)

Capital contributions           58,305                27,695             86,000

Net loss                      (800,766)             (380,363)        (1,181,129)
                         --------------          ------------       ------------

Balance,
  December 31, 1997     $   (6,154,626)         $ (3,039,806)       $(9,194,432)
                        ===============         =============       ============


    The accompanying notes are an integral part of the financial statements.

                                        F4



                             WATERFORD GAMING, L.L.C.
                             STATEMENTS OF CASH FLOWS
                       for the year ended December 31, 1997
                    and for the period from September 30, 1996
                 (commencement of operations) to December 31, 1996
                                  ---------------

                                                           For the period
                                     For the year ended   September 30, 1996 to
                                     December 31, 1997     December 31, 1996
                                     ------------------   ------------------
Cash flows from operating activities:
   Net loss                             $ (1,181,129)        $ (1,117,598)
                                        -------------        -------------
   Adjustments to reconcile net loss
    to net cash used in (provided by)
     operating activities:
       Amortization                          459,345               58,731
       Equity in (income) loss of
        Trading Cove Associates             (834,643)             384,826
       Change in operating assets
        and liabilities:
          Accrued interest receivable -
           15% subordinated notes
            receivable                    (3,733,909)           (507,448)
          Accrued interest receivable -
           completion guarantee
            subordinated note receivable     (47,500)              ---
          Due from Trading Cove Associates  (293,923)              ---
          Other assets                       (11,145)            (59,061)
          Accrued expenses                    24,818              53,510
          Accrued interest on senior
           notes payable                    (217,389)          1,220,104
                                         ------------        -----------
             Total adjustments            (4,654,346)          1,150,662
                                         ------------        -----------
          Net cash (used in) provided by
           operating activities           (5,835,475)             33,064
                                         ------------        -----------


Cash flows from investing activities:
   Sales and purchases of temporary
    investments - net                     11,453,464         (15,836,843)
   Cash in escrow                         (5,000,000)              ---
   Distributions from Trading Cove
    Associates                             3,132,820             137,594
   Investment in completion guarantee
    subordinated note receivable          (2,798,125)              ---
   Investment in 15% subordinated
    notes receivable                           ---           (25,072,543)
   Return on investment in 15%
    subordinated notes receivable          1,957,660             612,500
   Return on investment in completion
    guarantee subordinated
     note receivable                         297,463               ---
   Investments in Trading Cove
     Associates                                ---           (11,186,000)
                                         ------------       -------------

      Net cash provided by (used in)
       investing activities                9,043,282         (51,345,292)
                                         ------------       --------------

Cash flows from financing activities:
   Redemption of senior notes             (3,529,000)              ---
   Deferred financing costs                 (373,560)         (2,847,260)
   Contributions by members                   86,000               ---
   Proceeds from senior notes issuance         ---            65,000,000
   Distributions to members                    ---           (10,000,000)
                                       --------------      --------------
      Net cash (used in) provided by
       financing activities               (3,816,560)         52,152,740
                                       --------------      --------------

Net increase (decrease) in cash             (608,753)            840,512

Cash at beginning of year (period)           841,512               1,000
                                        -------------       -------------

Cash at end of year (period)            $    232,759        $    841,512
                                        =============       =============

Supplemental disclosure of cash
 flow information:

   Cash paid during the year for
    interest                            $  8,455,146        $      ---
                                        =============       =============


The accompanying notes are an integral part of the financial statements.

                                     F5



                           WATERFORD GAMING, L.L.C.
                        NOTES TO FINANCIAL STATEMENTS
                                ____________


1.   Organization and Membership Agreement:

     Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invests in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority").

     Effective as of May 15, 1997 the Company's $65,000,000 12-3/4% Senior Notes payable November 15, 2003 (the "Senior Notes") were registered with the Securities and Exchange Commission (the "Commission") through a Registration Statement on Form S-4 under the Securities Exchange Act of 1933. As a result, the Company is subject to the informational requirements of the Securities Exchange Act of 1934.

     The Company is governed by a board of managers pursuant to the members' agreement described in Note 3.

2.   Summary of Significant Accounting Policies:

     Accounting Method
     -----------------

     The accrual method of accounting is used in the preparation of the financial statements and the partnership income tax returns.

     Temporary Investments
     ---------------------
     Temporary investments at December 31, 1997 are comprised of an investment in the John Hancock US Government Cash Revenue Fund (the "Fund"). The Fund invests in US dollar denominated securities issued by the US Government, its agencies and instrumentalities. The Fund maintains an average maturity of 90 days or less. The investment is reported at cost plus accrued dividend, which equals market. Temporary investments at December 31, 1996 are comprised of commercial paper investments, all having original maturities of less than 90 days.
     They are classified as held-to-maturity and are reported at amortized cost plus accrued interest, which approximated market.

     Investment in Trading Cove Associates
     -------------------------------------

     The investment in TCA is accounted for utilizing the equity method. Included in the investment is $10,600,000 which represents the purchase price paid to a corporation for their 12.5% interest in TCA. This amount is being amortized on a straight-line basis over a 7-year term, which represents the term of the management agreement between TCA and the Authority.

     Deferred Financing Costs
     ------------------------
     Costs incurred with the issuance of the Senior Notes were capitalized and are amortized on a straight-line basis over the 7-year term of the Senior Notes.

     Income Taxes
     ------------

     The Company, as a limited liability company, files Federal and State partnership income tax returns which indicate each member's share of taxable income or loss to be reported on each member's tax return. As a result, no provision for Federal and State income taxes has been made in the accompanying financial statements.

                                      F6



     Concentration of Credit Risk
     ----------------------------

     Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

     Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS 107"), requires that the Company disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than forced liquidation. However, in many instances, current exchange prices are not available for certain of the Company's financial instruments, since no active market generally exists for such financial instruments.

     Fair value estimates are subjective and are dependent on a number of significant assumptions, based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

3.   Member Allocations:

     The limited liability company agreement (the "Agreement") is effective until September 30, 2020 and may be terminated by unanimous decision of the members or any other event as stated in the Agreement.

     The members' profits interests, as defined, were adjusted after the 1996 distribution to the members of $10,000,000 made in order to purchase and retire certain indirect ownership interests. The members' respective allocation of income, gains, losses and deductions, as amended, are generally as follows:

          Slavik Suites, Inc. ("Slavik")       67.7967%
          LMW Investments, Inc. ("LMW")        32.2033%
                                              ---------
                                              100.0000%
                                              =========

                                       F7




4.   Investment in Trading Cove Associates :

     TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority an instrumentality of the Tribe in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operation on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to day operations.

     TCA will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. On November 8, 1996, certain partners of TCA withdrew and, concurrently, consented to the admission of the Company as a partner to TCA. Also, on November 8, 1996, the Company acquired an additional interest (12-5%) in TCA from a corporation for $10,600,000. The Company now has a 50% voting and profits interest in TCA (see Note 8). The remaining 50% interest is owned by Sun Cove Ltd. ("Sun"), an affiliate of Sun International Hotels Limited ("Sun International"). The Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29,
     1995) established certain priorities for payments to TCA's subcontractors out of available cash flow, if any. The subcontracts are primarily with TCA's partners and their affiliates.

     As of December 31, 1997 and 1996, the following information relates to Trading Cove Associates. Total revenues and net income are for the year ended December 31, 1997 and for the period from November 9 through December 31, 1996 which represents the period that the Company was a partner in TCA.

                                               1997                  1996
                                               ----                  ----

         Total assets                   $     6,162,500       $     7,107,914
         Total liabilities                   (1,074,602)             (488,723)
                                        ----------------      -----------------

         Partners' capital              $     5,087,898       $     6,619,191
                                        ================      ================

         Total revenues                 $    28,935,534       $     1,252,196
                                        ================      ================


         Net income (loss)              $     4,734,346       $      (326,930)
                                        ================      ================

      Company's interest:
         Investment in Trading Cove
          Associates, beginning of
           year (period)                $    12,682,469       $         ---

         Contributions                            ---               3,603,295

         Interest purchased                       ---              10,600,000

         Distributions                       (3,132,820)           (1,136,000)
                                        ----------------      ----------------
                                              9,549,649            13,067,295
                                        ----------------      ----------------
         Income (loss) from
          Trading Cove Associates             2,367,173              (163,465)

         Amortization of interests
           purchased                         (1,532,530)             (221,361)
                                        ----------------      ----------------

         Equity in income (loss) of
           Trading Cove Associates              834,643              (384,826)
                                        ----------------      ----------------

         Investment in Trading Cove
           Associates, end of year
             (period)                   $    10,384,292       $    12,682,469
                                        ===============       ================

                                        F8



5.   Notes Receivable:

     On November 8, 1996, the Company purchased 15% subordinated notes receivable from the Authority in the principal amount of $19,150,000 from Sun International. The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. As of December 31, 1996, $1,957,660 related to subordinated notes fee amounts owed by TCA on the 15% subordinated notes. During the year ended December 31, 1997, the Company received $4,690,190 in subordinated notes fee payments from TCA. These subordinated note fee payments were netted against the $1,957,660, resulting in recognition of $2,732,530 in subordinated notes fee income during the year ended December 31, 1997.

     On September 22, 1997, the Company purchased a completion guarantee subordinated note receivable, from the Authority which matures November 15, 2003, in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 and completion guarantee note fee amounts totaling $191,250. During the period from September 22, 1997 to December 31, 1997, the Company received $106,638 from TCA of the $106,875 of accrued interest and deferred interest amounts, and $190,825 of the $191,250 of completion guarantee note fee amounts. The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At December 31, 1997, the Base Rate was 9.50% per annum.

     The 15% subordinated notes receivable from the Authority bear interest at 15% per annum and mature November 15, 2003. Interest, on the Authority's 15% subordinated notes in the principal amount of $40,000,000 due November 2003 and on the Authority's completion guarantee subordinated notes in the principal amount of $50,000,000 due November 2003 (collectively the "Authority Subordinated Notes"), is payable semi-annually in arrears on each May 15 and November 15. Interest is deferred and compounds semi-annually until the Authority retires or offers to purchase at least 50% of its $175,000,000, 13-1/2% senior secured notes (the "Authority Senior Secured Notes"). Interest on deferred interest shall accrue and be deferred semi-annually at the applicable interest rate. The Authority has the option to prepay the Authority Subordinated Notes, subject to certain restrictions contained in the indenture of the Authority Senior Secured Notes. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with 50% of Excess Cash, as defined in the indenture of the Authority Senior Secured Notes. If the holders of the Authority Senior Secured Notes do not accept such purchase offer, then such amount of Excess Cash must be offered to purchase the Authority Subordinated Notes. The Company must accept such offer to purchase its 15% subordinated notes receivable from the Authority in the principal amount of $20,000,000 and completion guarantee subordinated note receivable from the Authority in the principal amount of $2,500,000 in the same proportion as Sun International. On March 12, 1998 the Authority made such an offer with Excess Cash of $29,050,805 to the holders of the Authority Subordinated Notes. Sun International and the Company will not accept the offer.

     The Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million principal amount of the outstanding first funded Authority's completion guarantee subordinated notes due November 2003., at the purchase price equal to the outstanding principal balance of the Authority completion guarantee subordinated note due November 2003, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and completion guarantee note fee amounts.

     The carrying value of the Notes, plus accrued interest , plus fee amounts, are stated at cost, which the Company believes approximates market.

                                      F9



6.   12-3/4% Senior Notes Payable:

     The Senior Notes payable at December 31, 1997 consist of $61,471,000 aggregate principal amount of the Senior Notes issued on November 8, 1996 by the Company and its wholly-owned subsidiary, Waterford Gaming Finance Corp., maturing November 15, 2003. The Senior Notes bear interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. Accrued interest payable on the Senior Notes totaled $1,002,715 and $1,220,104 as of December 31, 1997 and 1996, respectively.

     The Senior Notes are collateralized by the Company's Notes receivable (Note 5), cash and temporary investments. The indenture with respect to the Senior Notes prohibits the Company and its wholly-owned subsidiary from incurring any other indebtedness other than the Senior Notes.

     The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the indenture, between the Company and Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to the Senior Notes) held by the Company in excess of $10,000,000, as of the preceding September 30 and March 31. Company Excess Cash as of September 30, 1997 totaled $3,979,590. On November 15, 1997, $3,529,000 principal amount of Senior Notes were redeemed at the redemption price of 112.750%.

     The fair value of the Company's Senior Notes payable is estimated, based on the quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities.

                                     F10


7.   Reconciliation of Financial Statement and Tax Information:

     The following is a reconciliation of net loss for financial statement purposes to net loss for federal income tax purposes for the year ended December 31, 1997 and for the period from September 30, 1996 (commencement of operations) to December 31, 1996.

                                                               For the period
                                    For the year ended     September 30, 1996 to
                                    December 31, 1997         December 31, 1996
                                    ------------------     ---------------------

      Financial statement net loss      $  (1,181,129)         $  (1,117,598)

      Financial statement equity in
       (income) loss on investment in
        TCA over tax basis equity in
         (income) loss on investment
          in TCA                             (212,768)               156,501

      Other                                   113,906                 12,880
                                        --------------         --------------

      Federal income tax basis net loss $  (1,279,991)         $    (948,217)
                                        ==============         ==============


The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 1997 and 1996:

                                             1997                    1996
                                             ----                    ----

     Financial statement member's
      deficiency                       $ (9,194,432)           $ (8,099,303)

     Adjustment for cumulative
      difference between tax basis
       of investment in TCA and GAAP
        basis of investment in TCA          209,065                  39,684

     Current year financial statement
      net loss over (under) federal
       income tax basis net loss            (98,862)                169,381
                                       -------------           -------------

     Federal income tax basis
      members' deficiency              $ (9,084,229)           $ (7,890,238)
                                       =============           =============

8.   Related Party Transactions:

     Pursuant to the Development Services Agreement dated September 29, 1994 between TCA and Sun International Management Limited ("SIML"), TCA shall pay SIML a fee (the "Development Services Fee") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Wolman Construction, L.L.C. ("Construction") will receive 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). Wolman is owned 50% by Len Wolman and 50% by Mark Wolman. Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's $1,749,724. Del J. Lauria and Stephan F. Slavik, Sr. have a financial interest in The Slavik Company. For the year ended December 31, 1997 Construction received $368,560 and The Slavik Company received $61,440 of their share of the Development Services Fee. For the period from September 30, 1996 to December 31, 1996 neither Construction nor The Slavik Company received any amounts of their share of the Development Services Fee.

                                      F11



     Slavik and the other principals of the Company have interests and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

     The Company reimbursed certain expenses incurred by an affiliate in servicing the Company totaling $86,000 in 1997 ($0 for the period from September 30, 1996 to December 31, 1996) which was funded by capital contributions of the members.

9.   Subsequent Events:

A. On August 6, 1997, Leisure Resort Technology, Inc., a Connecticut corporation ("Leisure"), a former partner of TCA filed a lawsuit against TCA, the Company and its owners, Sun Cove Ltd. and RJH Development Corporation, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. On January 6, 1998, the lawsuit was settled. The Company paid $5,000,000 to Leisure (such funds were held in escrow at December 31, 1997) and, in return, Leisure gave up its beneficial interest in TCA and any other claims it may have had.

     If at any time TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Tribe, or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any other involvement of any kind with, the Tribe's gaming facilities or other related facilities or enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company may be required to pay $2,000,000 to Leisure. Such payment would be due on the earliest to occur of (i) the retirement of the Senior Notes, (ii) any renewal, extension, refinancing or refunding of (whether direct or indirect), or amendment, modification or supplement to, the Senior Notes, whether or not between or among the parties to the Indenture, and (iii) November 30, 2003. The Company will have no obligation to make this payment if TCA's management or operation of, or other involvement with, the Tribe's gaming facilities or other related facilities or enterprises is extended, through one or more agreements, for a total of 90 days or less.

B. On February 7, 1998, TCA , the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approvals, are prepared to move forward with an estimated $450 million expansion project at the Mohegan Sun.

     Under the terms of the new agreement, TCA will continue to manage the Mohegan Sun under the existing Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to pay to TCA 5% of gross revenues, generated from the Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The effective date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Authority Senior Secured Notes are refinanced or repaid.

     TCA has also negotiated a second agreement with the Tribe and the Authority which will make TCA the exclusive developer of the planned expansion of the property. Under this "Development Agreement", TCA will oversee the planning, design, and construction of the expansion of the Mohegan Sun. TCA will be paid a development fee of $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

                                     F12


C. On February 7, 1998, the Company, Sun International, the Authority and the Tribe agreed to a letter of understanding (the "Letter"), regarding the repurchase of the Notes. The Letter provides that until January 1, 2000, neither the Authority nor the Tribe shall exercise any option it may have to redeem the Notes provided that nothing contained in the Letter, shall limit or amend the rights of the holders of the Notes to require the Authority to redeem or repurchase the Notes - pursuant to the Note Purchase Agreement dated as of September 29, 1995 between the Authority and the Sun International.

D. On February 7, 1998, a Memorandum of Understanding (the "Memorandum") was agreed to by the Company, Sun, Sun International and TCA. The Memorandum provides for the following:

           (i) There will be no change in the existing relationship between Sun and the Company until January 1, 2000.

          (ii) If the Relinquishment Agreement becomes effective, during the 7-year period beginning January 1, 2000, the Company will not be entitled to receive any fees or cash flow from TCA, with the exception of (a) the existing agreement regarding annual operating expenses of TCA which shall not exceed $2,000,000 and (b) the Company's right to receive $2,000,000 to pay such amount to Leisure, in any year until TCA has first paid Sun consideration in the amount of $5,000,000 in such year.

          (iii) In terms of the Development Agreement TCA will be paid a development fee of $14 million. TCA will subcontract with SIML who in turn will subcontract with certain affiliates of the Company to provide the necessary services pursuant to the Development Agreement.

                                     F13


          (c) Reports on Form 8-K
          ------------------------

              (i) Form 8-K filed on January 8, 1998

                  Item 5.

                  The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the fiscal year ended September 30, 1997, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K SEC file reference no. 033-80655.

                  Date of Report: December 29, 1997

             (ii) Form 8-K filed on February 18, 1998

                  Item 5.

                  The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 1997, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q SEC file reference no. 033-80655.

                  Date of Report: February 13, 1998

                                    22



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Waterford Gaming, L.L.C.

Date:   March 30, 1998          By: /s/Len Wolman
                                    Len Wolman, Chief Executive Officer


Date:   March 30, 1998          By: /s/Del J. Lauria
                                    Del J. Lauria, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


Signature                    Title



/s/Len Wolman                Chairman of the Board of Directors,
-------------                  Chief Executive Officer
Len Wolman



/s/Del J. Lauria             Member of the Board of Directors,
----------------               Chief Financial Officer, Secretary
Del J. Lauria



/s/Mark Wolman               Member of the Board of Directors
--------------
Mark Wolman



/s/Stephan F. Slavik, Sr.    Member of the Board of Directors
-------------------------
Stephan F. Slavik, Sr.