Form 10-Q
period 1998-03-31
WATERFORD GAMING LLC
filed 1998-05-14
CIK 1028911

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: 3/31/98

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

           Commission file number: 333-17795


                      WATERFORD GAMING, L.L.C.
                      ------------------------
       (Exact name of Registrant as specified in its charter)

               Delaware                           06-1465402
   -----------------------------------       -------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

     914 Hartford Turnpike, P.O. Box 715
             Waterford, CT                           06385
  ------------------------------------------      -----------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (860)442-4559


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No   .



                         WATERFORD GAMING, L.L.C.
                           INDEX TO FORM 10-Q


                                                                        Page
                                                                        Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                          1

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 1998 (unaudited)and December 31, 1997                            3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 1998 (unaudited) and March
31, 1997 (unaudited)                                                       4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the three months ended March 31, 1998
(unaudited) and March 31, 1997 (unaudited)                                 5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 1998 (unaudited) and
March 31, 1997 (unaudited)                                                 6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                           7-9


ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10-19

ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk      20


PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                               20
ITEM 2 -- Changes in Securities                                           20
ITEM 3 -- Defaults upon Senior Securities                                 20
ITEM 4 -- Submission of Matters to a Vote of Security Holders             20
ITEM 5 -- Other Information                                               20
ITEM 6 -- Exhibits and Reports on Form 8-K                             21-23

Signatures - Waterford Gaming, L.L.C.                                     24






                     Report of Independent Accountants
                     ---------------------------------



To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C.
(the "Company") as of March 31, 1998, and the related condensed statements of operations for the three months ended March 31, 1998 and 1997, and the related condensed statements of changes in members' deficiency and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations, changes in member's equity (deficiency) and cash flows for the year then ended (not presented herein); and in our report dated March 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which is has been derived.

                                                    Coopers & Lybrand, L.L.P.


Hartford, Connecticut
May 8, 1998

                                         1




PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of March 31, 1998, and for the three months ended March 31, 1998, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                          WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

             March 31, 1998 (Unaudited) and December 31, 1997
                                __________



                                  ASSETS


                                                  March 31,     December 31,
                                                    1998            1997
                                                -----------     ------------

Current assets:
     Cash                                       $   694,382     $   232,759
     Cash in escrow                                   ---         5,000,000
     Temporary investments                        4,440,997       4,383,379
     Due from Trading Cove Associates             1,813,759         293,923
     Other assets                                    31,643          70,206
                                                -----------     -----------

     Total current assets                         6,980,781       9,980,267
                                                -----------     -----------

Investment in Trading Cove Associates             9,716,354      10,384,292

Investment in 15% subordinated notes
 receivable                                      28,757,102      27,742,146

Investment in completion guarantee
subordinated notes receivable                     2,598,958       2,548,162

Deferred costs, net of accumulated
amortization of $204,307                          4,852,904          ---

Deferred financing costs, net of
accumulated amortization of $633,594 and
$518,076 at March 31, 1998 and December 31,
1997, respectively                                2,843,016       2,702,744
                                                -----------     -----------

     Total assets                               $55,749,115     $53,357,611
                                                ===========     ===========


                    LIABILITIES AND MEMBERS' DEFICIENCY


Current liabilities:
     Accrued expenses                           $   349,505     $    78,328
     Accrued interest on senior notes
       payable                                    2,962,103       1,002,715
                                                -----------     -----------
     Total current liabilities                    3,311,608       1,081,043

12-3/4% senior notes payable                     61,471,000      61,471,000
                                                -----------     -----------
     Total liabilities                           64,782,608      62,552,043
                                                -----------     -----------

  Members' deficiency                            (9,033,493)     (9,194,432)
                                                -----------     -----------

     Total liabilities and members'
         deficiency                             $55,749,115     $53,357,611
                                                ===========     ===========


The accompanying notes are an integral part of the financial statements.

                          WATERFORD GAMING, L.L.C.

                    CONDENSED STATEMENTS OF OPERATIONS

       for the three months ended March 31, 1998 and March 31, 1997

                                (Unaudited)
                                __________


                                           For the three         For the three
                                            months ended          months ended
                                           March 31, 1998        March 31, 1997
                                           --------------        --------------


Revenue:
     Interest and dividend income            $ 1,143,105           $ 1,096,412
     Subordinated notes fee income -
        Trading Cove Associates                   ---                  442,340
     Completion guarantee note fee
        income - Trading Cove Associates          21,250                ---
     Management services income -
        Trading Cove Associates                1,813,759                ---
                                             -----------           -----------

     Total revenue                             2,978,114             1,538,752
                                             -----------           -----------
Expenses:
     Interest expense                          1,959,388             2,071,875
     Amortization on deferred
        financing costs                          115,518               101,688
     Amortization on deferred costs              204,307                ---
     General and administrative                   94,704                61,170
                                             -----------           -----------
     Total expenses                            2,373,917             2,234,733
                                             -----------           -----------
                                                 604,197              (695,981)

Equity in loss of Trading Cove
   Associates                                   (443,258)             (405,400)
                                             -----------           -----------

      Net income (loss)                      $   160,939           $(1,101,381)
                                             ===========           ===========


The accompanying notes are an integral part of the financial statements.

                                                     WATERFORD GAMING, L.L.C.

                                      CONDENSED STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

                                   for the three months ended March 31, 1998 and March 31, 1997

                                                           (Unaudited)
                                                            __________


                                   For the three months ended                        For the three months ended
                                         March 31, 1998                                     March 31, 1997

                                              LMW             Total                              LMW              Total
                           Slavik         Investments,       Members'         Slavik         Investments,       Members'
                         Suites, Inc.         Inc.          Deficiency       Suites, Inc.       Inc.           Deficiency
                         ------------     ------------      ----------       ------------    ------------      ----------


Balance, January 1       $(6,154,626)     $(3,039,806)     $(9,194,432)     $(5,412,165)     $(2,687,138)     $(8,099,303)

Net income (loss)            109,111           51,828          160,939         (746,700)        (354,681)      (1,101,381)
                         -----------      -----------      -----------      -----------      -----------      -----------

Balance, March 31        $(6,045,515)     $(2,987,978)     $(9,033,493)     $(6,158,865)     $(3,041,819)     $(9,200,684)
                         ===========      ============     ===========      ===========      ===========      ===========


                       The accompanying notes are an integral part of the financial statements.

                             WATERFORD GAMING, L.L.C.

                        CONDENSED STATEMENTS OF CASH FLOWS

           for the three months ended March 31, 1998 and March 31, 1997

                                   (Unaudited)
                                   ___________



                                                For the three    For the three
                                                months ended     months ended
                                                March 31, 1998   March 31, 1997
                                                --------------   --------------

Cash flows from operating activities:
     Net income (loss)                           $    160,939     $(1,101,381)
                                                 ------------     -----------
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities:
     Amortization                                     319,825         101,688
     Equity in loss of Trading Cove Associates        443,258         405,400
     Changes in operating assets
            and liabilities:
      Accrued interest receivable                       ---            29,386
      Accrued interest on temporary investments         ---            (1,107)
     Accrued interest receivable -
        15% subordinated notes receivable          (1,014,956)          ---
     Accrued interest receivable -
       completion guarantee subordinated note
      receivable                                      (51,221)          ---
     Due from Trading Cove Associates              (1,519,836)       (442,340)
     Other assets                                      38,563           ---
     Accrued expenses                                 271,177         (11,222)
     Accrued interest on senior notes payable       1,959,388       2,071,875
                                                  -----------     -----------
     Total adjustments                                446,198       2,153,680
                                                  -----------     -----------
          Net cash provided by
           operating activities                       607,137       1,052,299
                                                  -----------     -----------
Cash flows from investing activities:
     Deferred costs                                (5,057,211)          ---
     Release of cash in escrow                      5,000,000           ---
     Distributions from Trading Cove Associates       224,680           ---
     Purchases and sales of temporary
      investments - net                               (57,618)       (195,868)
     Return on investment in completion guarantee
        subordinated note receivable                      425           ---
     Return on investment in 15% subordinated
       notes receivable                                 ---         1,050,000
     Due from Trading Cove Associates                   ---          (907,660)
                                                  -----------     -----------
          Net cash provided by (used in)
           investing activities                       110,276         (53,528)
                                                  -----------     -----------
Cash flows from financing activities:
     Deferred financing costs                        (255,790)          ---
                                                  -----------     -----------
          Net cash used in financing
           activities                                (255,790)          ---
                                                  -----------     -----------

Net increase in cash                                  461,623         998,771

Cash at beginning of quarter                          232,759         841,512
                                                  ___________     ___________

Cash at end of quarter                            $   694,382     $ 1,840,283
                                                  ===========     ===========

Supplemental disclosure of cash flow information:
     Cash paid during the quarter for interest    $     ---       $     ---
                                                  ===========     ===========


The accompanying notes are an integral part of the financial statements.

                           WATERFORD GAMING, L.L.C.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)
                                 ___________



1.   Basis of Presentation:

     The unaudited condensed interim financial statements have been prepared in accordance with the policies described in the Company's 1997 audited financial statements and should be read in conjunction with the Company's 1997 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 30, 1998. The condensed Balance Sheet at December 31, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

     The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998, and, the results of operations, the statement of members' deficiency and cash flows for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. The Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued 12-3/4% senior notes payable which mature November 15, 2003
     (the "Senior Notes").


2.   Investment in Trading Cove Associates:

     As of March 31, 1998 and March 31, 1997, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net loss are for the three months ended March 31, 1998 and March 31, 1997:

                                                 March 31,          March 31,
                                                   1998               1997
                                               -------------      -------------

       Total assets                            $  9,206,938       $  9,483,784
       Total liabilities                         (4,688,650)        (2,909,125)
                                               ------------       ------------

       Partners' capital                       $  4,518,288       $  6,574,659
                                               ============       ============

       Total revenue                           $ 12,628,335       $  5,275,782
                                               ============       ============

       Net loss                                $   (120,250)      $    (44,533)
                                               ============       ============

       Company's interest:
         Investment in Trading Cove
           Associates, beginning
             of the quarter                    $ 10,384,292       $ 12,682,469
         Distributions                             (224,680)            ---
                                               ------------       ------------

                                                 10,159,612         12,682,469
                                               ------------       ------------

       Loss from Trading Cove Associates            (60,125)           (22,267)
       Amortization of interests
         purchased                                 (383,133)          (383,133)
                                               ------------       ------------

       Equity in loss of Trading Cove
         Associates                                (443,258)          (405,400)
                                               ------------       ------------

       Investment in Trading Cove Associates   $  9,716,354       $ 12,277,069
                                               ============       ============

3. Investment in 15% Subordinated Notes Receivable:

   On November 8, 1996, the Company purchased a 15% subordinated note receivable from the Mohegan Tribal Gaming Authority (the "Authority") which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. As of December 31, 1997 and December 31, 1996, $0 and $1,957,660, respectively, related to subordinated notes fee amounts owed by TCA on the 15% subordinated notes. During the quarter ended March 31, 1997, the Company received $1,050,000 and accrued $1,350,000 totaling $2,400,000 in subordinated notes fee payments from TCA. These subordinated note fee payments were netted against the $1,957,660, resulting in recognition of $442,340 in subordinated notes fee income during the quarter ended March 31, 1997.

   At March 31, 1998 and December 31, 1997, the investment in 15% subordinated notes receivable included accrued interest receivable of $8,757,102 and $7,742,146, respectively.

4. Investment in Completion Guarantee Subordinated Notes Receivable:

   On September 22, 1997, the Company purchased a completion guarantee subordinated note receivable from the Authority which matures November 15, 2003, in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 and completion guarantee note fee amounts totaling $191,250. As of December 31, 1997, $425 related to completion guarantee note fee amounts owed by TCA on the completion guarantee subordinated note. During the quarter ended March 31, 1998, the Company received $21,675 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $425, resulting in recognition of $21,250 in completion guarantee note fee income during the quarter ended March 31, 1998.

   At March 31, 1998 and December 31, 1997, the investment in completion guarantee subordinated notes receivable includes accrued interest receivable of $98,958 and $47,737, respectively, and completion guarantee note fee amounts of $0 and $425, respectively.

5. Deferred Costs:

   Deferred costs represent the costs associated with the settlement of the Leisure Resort Technology, Inc. ("Leisure") lawsuit. On August 6, 1997 Leisure, a former partner of TCA, filed a lawsuit against TCA, the Company and it owners, Sun Cove Limited ("Sun Cove") and RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the
   Mohegan Sun Casino ("Mohegan Sun") by TCA.   On January 6, 1998,
   the lawsuit was settled. The Company paid $5,000,000 to Leisure and, in return, Leisure gave up its beneficial interest in TCA and any other claims it may have had.

   Deferred costs are amortized on a straight-line basis over the remaining term of the Management Agreement, as defined.

6. 12-3/4% Senior Notes Payable:

   The Senior Notes payable at March 31, 1998 and December 31, 1997 consist of $61,471,000 aggregate principal amount of the Senior Notes issued on November 8, 1996 by the Company and Finance which mature November 15, 2003. The Senior Notes bear interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. Accrued interest payable on the Senior Notes totaled $2,962,103 and $1,002,715 as of March 31, 1998 and December 31, 1997, respectively.

   The Senior Notes are collateralized by the Company's Notes receivable (Notes 3 and 4), cash and temporary investments. The indenture, between the Company and Waterford Gaming Finance Corp., the Issuers, and Fleet National Bank, as Trustee, relating to $65,000,000 12-3/4% Senior Notes due November 15, 2003 (the "Indenture") prohibits the Company and Finance from incurring any other indebtedness other than the Senior Notes.

   The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000, as of the preceding September 30 and March 31. There was no Company Excess Cash as of March 31, 1998.

   As a result of the proposed expansion project at the Mohegan Sun a Waiver and Acknowledgment (the "Waiver") was delivered by the holders of the Senior Notes and accepted by the Company, under the Indenture during April 1998. The following is a summary of the material terms of the Waiver and is qualified in its entirety by the actual terms of the Waiver, which has been filed as an exhibit to this Form 10-Q. In consideration of the receipt of 1.5% (one hundred and fifty basis points) of the principal amount of Senior Notes beneficially owned by the holders of the Senior Notes (the "Fee") the holders acknowledged, declared and agreed as follows:

     1. The holders of the Senior Notes are familiar with i) the Indenture, ii) the Relinquishment Agreement, as defined, iii) the Letter, as defined, iv) the Development Agreement, as defined, v) the Side Letter relating to various waivers, dated February 7, 1998 between the Authority and TCA (the "Waiver Side Letter"), and together with the Relinquishment Agreement, as defined, the Letter, as defined, and the Development Agreement, as defined, (the "Transaction Agreements") and vi) the excerpt (the "Excerpt") from the Memorandum, as defined.

     2. The Transaction Agreements and the Excerpt and the transactions contemplated thereby do not terminate, amend or waive any provision of an Operative Document in a manner adverse to the economic interest of the Holders (as defined in the Indenture), or otherwise violate or conflict with any provision of the Indenture.

     3. The payment of the Fee does not violate or conflict with any provisions of the Indenture.

     4. The Company may pay up to $5,000,000 to fund certain development expenses.

     5. Payment of the Fee is subject to receipt of regulatory approvals of the Transaction Agreements.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.

Certain Forward Looking Statements
----------------------------------
Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Development and Operational Activities
---------------------------------------

The operation of the Company or its predecessors in its role as a managing general partner of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement
(the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations.

On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approvals, are prepared to move forward with an estimated $450 million expansion project at the Mohegan Sun.

Under the terms of the new agreement, TCA will continue to manage the Mohegan Sun under the existing Management Agreement until December 31, 1999. On January 1, 2000, the Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to pay to TCA 5% of gross revenues, generated from the Mohegan Sun and from the planned expansion, beginning January 1, 2000 and ending December 31, 2014. The effective date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals or (b) the date the Authority's $175 million, 13-1/2% senior secured notes due 2002 (the "Authority Senior Secured Notes") are refinanced or repaid.

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

All of the terms of the Relinquishment Agreement and the Development Agreement are subject to the receipt of regulatory approvals. The parties are awaiting receipt of approvals with respect to the Relinquishment Agreement. On February 27, 1998 the Development Agreement was approved by the Bureau of Indian Affairs.

Certain Risk Factors
--------------------

Lack of Operations; Dependance on the Mohegan Sun
--------------------------------------------------

The Company does not conduct any business operations, and is prohibited by the Indenture, from conducting any business operations, other than in connection with its role as a managing general partner of TCA and activities incidental to the ownership of the Subordinated Notes, as defined, and Completion Guarantee Subordinated Notes, as defined, (collectively the "Notes") and the issuance of the Senior Notes. The Company has no material business or assets other than its interests in TCA, the Notes and temporary investments. The Company's primary source of revenues is from the payments from TCA and payments under the Notes that it holds. Although the Authority has engaged the management services of TCA, whose partners have substantial experience in the development and management of resorts and gaming facilities, there can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations (including its obligations under the Notes) or pay management fees so that the Company will be able to meet its obligations. The future operating results of the Mohegan Sun will depend, in part, on matters over which the Authority and TCA have no control including, without limitation, general economic conditions, effects of competition, political and regulatory factors and the actual number of gaming customers and the amount wagered.

While the Company expects its future operating cash flows will be sufficient to cover its obligations and expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.

Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, the Subordinated Notes, as defined, (to the extent interest and Subordinated Notes Fee Amounts, as defined, are payable in cash on the Subordinated Notes, as defined, and to the extent of principal payments on the Subordinated Notes, as defined), Non-PIK Completion Guarantee Notes, as defined, (to the extent interest and Completion Guarantee Notes Fee Amounts, as defined, are payable in cash on the Non-PIK Completion Guarantee Notes, as defined) and from amounts in the Company's cash collateral account (the "Cash Collateral Account"). Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses and future scheduled payments of principal of and interest on the Senior Notes. No assurance, however, can be given that the operating cash flow wil be sufficient for that purpose.


Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Notes that it holds.

Distributions on the Company's partnership interest in TCA
-----------------------------------------------------------

TCA's primary source of revenue is management fees under the Management Agreement (the "Management Fees"). The Management Fees are paid monthly and are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):


                        I                 II                III
                  ______________  __________________  ________________
                    40% of Net      Net Revenues in    Net Revenues in
                  Revenues up to      Tier I plus         Tiers I &
                                      35% of Net       II plus 30% of
                                       Revenues         Net Revenues
                                       between             above
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

As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the gross revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the capital replacement reserve. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the "net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses (excluding the Management Fees).

In addition, TCA is required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve. The Management Agreement has a term of seven years that commenced upon the opening of the Mohegan Sun, subject to a right of the Authority to buy-out the Management Agreement after the fifth year.

Pursuant to the Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995) (the "Omnibus Financing Agreement"), upon receipt of the Management Fees, TCA is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with TCA's partners or their affiliates. Some of these payments are one-time non-recurring payments (the "Non-recurring Payments") and others are required on a continuing basis (the "Continuing Payments"). The payments marked with an asterisk (*) below are Non-recurring Payments and the others are Continuing Payments. One of the considerations used by the National Indian Gaming Commission (the "NIGC") in determining whether or not to approve a management contract is whether TCA is providing a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of March 31, 1998 the Authority had outstanding the following
Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November
   2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes is 15% per annum.

2. Completion guarantee subordinated notes principal amounts $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes"). The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At March 31, 1998, the Base Rate was 9.50% per annum.

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

*(b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated $2.2 million and were repaid to the partners, 50% to the Company and 50% to Sun Cove. These capital contributions were deemed returned at the consummation of the offering of the Senior Notes upon the distribution by TCA of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totaling $275,000, 50% to Sun Cove and 50% to the Company.

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

(d) Fourth, i) to pay Sun International fee amounts of $525,000 on October 31, 1996, $2,600,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26 1/2% and the Base Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-PIK Completion Guarantee Notes outstanding during the applicable Semi-Annual Period (the "Completion Guarantee Note Fee Amounts"), and ii) payment of an amount equal to the Base Rate on the Non-PIK Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount will be paid semi-annually pari passu with the amount under paragraph (d)i)above. When the Authority can pay such interest, payment under this paragraph (d) ii) shall be reduced accordingly.

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

     During September 1997 the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Authority's completion guarantee subordinated notes due November 2003 and the Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million principal amount of the outstanding first funded Authority's completion guarantee subordinated notes due November 2003, at the purchase price equal to the outstanding principal balance of the Authority completion guarantee subordinated note due November 2003, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Note Fee Amounts.

(e) Fifth, to pay Sun International fee amounts of $80,000 on October 31, 1996, $1,350,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of PIK Completion Guarantee Notes (including the applicable PIK Amounts) outstanding during the applicable Semi-Annual Period.

*(f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (balance as of March 31, 1998 was $0 and as of December 31, 1997 was approximately $449,000 and has been repaid to the partners, 50% to the Company and 50% to Sun Cove, from repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe).

*(g) Seventh, payment of a Development Services Fee to Sun International
     Management Limited ("SIML") equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At March 31, 1998 and March 31, 1997, $8,305,000 and $0, respectively, had been paid by TCA as Development Services Fee.

(h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA) of TCA plus 25% of the organizational and administrative fee and the marketing and casino operations fee.
     After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan's Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's
     EBITDA is greater than $225.0 million) the remaining amounts will be distributed in equal amounts to SIML and the Company.

     The Company's directors and officers are not compensated by the Company, but will receive compensation as part of the operating expenses of TCA as detailed above.

*(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun.

(j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut taxes. This amount will be paid 50% to Sun Cove and 50% to the Company.

(k) Eleventh, all remaining fees and Excess Cash distributed 50% to Sun Cove and 50% to the Company.

On February 7, 1998, a Memorandum of Understanding (the "Memorandum") was agreed to by the Company, Sun Cove, Sun International and TCA. The Memorandum provides for the following:

         (i) There will be no change in the existing relationship between Sun Cove and the Company until January 1, 2000.

        (ii) If the Relinquishment Agreement becomes effective, during the 7-year period beginning January 1, 2000, the Company will not be entitled to receive any fees or cash flows from TCA, with the exception of (a) the existing agreement regarding annual operating expenses of TCA which shall not exceed $2,000,000 and
               (b) the Company's right to receive $2,000,000 to pay such amount to Leisure in any year until TCA has first paid Sun Cove consideration in the amount of $5,000,000 in such year.

       (iii) In terms of the Development Agreement TCA will be paid a development fee of $14 million. TCA will subcontract with SIML who in turn will subcontract with certain affiliates of the Company to provide certain of the services pursuant to the Development Agreement.

For the quarter ended March 31, 1998, the Company received $33,787 from TCA and $1,813,759 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $12,594,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period ending September 30, are subject to year-end adjustment. For the three month period ended March 31, 1997, the Company received $1,050,000 in cash distributions from TCA and $1,350,000 was due from TCA, which represents its share of approximately $5,214,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the quarter ended March 31, 1998 the Company also received $224,680 in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

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

Payments by the Authority on the Subordinated Notes, Non-PIK Completion
-----------------------------------------------------------------------
Guarantee Notes and PIK Completion Guarantee Notes (collectively the
--------------------------------------------------------------------
"Authority Subordinated Notes")
-------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Secured Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such period),
(ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such period and
(iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. In the event that the Company receives an offer to purchase the Company's Authority Subordinated Notes, the Indenture requires the Company to accept such offer in the same proportion as Sun International. On March 12, 1998 the Authority made such an offer with Excess Cash of $29,050,805 to the holders of the Authority Subordinated Notes. Sun International and the Company did not accept the offer. For the quarters ended March 31, 1998 and March 31, 1997 the Company did not receive any cash payments on the Authority Subordinated Notes from the Authority.

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

Results of Operations
---------------------

Comparison of operating results for the quarters ended March 31, 1998
---------------------------------------------------------------------
and March 31, 1997
------------------

Total revenue for the quarter ended March 31, 1998 was $2,978,114 compared with $1,538,752 for the quarter ended March 31, 1997. The increase was attributable to an increase in interest and divident income of $46,693, a decrease in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", of $442,340, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $21,250, and an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $1,813,759.

Total expenses for the three months ended March 31, 1998 were $2,373,917 compared with $2,234,733 for the three months ended March 31, 1997. Interest expense decreased by $112,487, amortization on deferred financing costs increased by $13,830, amortization on deferred costs increased by $204,307 and general and administrative costs increased by $33,534.

Equity in loss of Trading Cove Associates for the three months ended March 31, 1998 was $(443,258) compared with $(405,400) for the three months ended March 31, 1997.

As a result of the foregoing factors the Company experienced net income of $160,939 for the quarter ended March 31, 1998 compared with a net loss of $(1,101,381) for the quarter ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 the Company purchased from Sun International $2.5 million Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts (total cost approximately $2.8 million).

For the quarters ended March 31, 1998 and March 31, 1997 cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $607,137 and $1,052,299, respectively.

Current Assets decreased from $9,980,267 to $6,980,781 at March 31, 1998. The decrease was primarily caused by funding deferred costs out of cash in escrow.

Current Liabilities increased from $1,081,043 to $3,311,608 at March 31, 1998. The increase was primarily attributable to the increase in accrued and unpaid interest on the Senior Notes.

For the quarters ended March 31, 1998 and March 31, 1997 cash provided by (used in) investing activities (as shown in the Condensed Statements of Cash Flows) was $110,276 and $(53,528), respectively.

The Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million of the outstanding first funded principal amount of Non-PIK Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d) (i) and (d) (ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of March 31, 1998, $32.5 million principal was outstanding as Non-PIK Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 investment in TCA may be required as detailed above under point 4 of the Waiver as described in
Note 6 to the Condensed Financial Statements included in Item 1.

For the quarters ended March 31, 1998 and March 31, 1997 cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $(255,790) and $0, respectively.

The Company is required to make a mandatory redemption on November 15 and May 15 of each year, which commenced on November 15, 1997, of Senior Notes using 100% of Company Excess Cash, as defined in the Indenture, held by the Company in excess of $10 million, as of the preceding September 30 and March 31. There was no Company Excess Cash as of March 31,1998.

The Company has two primary sources of revenues: payments from TCA and payments under the Notes that it holds. The Company anticipates regular payments from TCA based on the results of the Authority and Management Fees payment by the Authority.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          NOT APPLICABLE



Part II   Other Information:
          ------------------

Item 1 -- Legal Proceedings:
          ------------------

          As derived from publicly filed information, the Authority is a defendant in certain litigations incurred in the normal course of business. In the opinion of the Authority's management, based on the advise of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

Item 2 -- Changes in Securities:
          ----------------------

          NONE


Item 3 -- Defaults Upon Senior Securities:
          --------------------------------

          NONE

Item 4 -- Submission of Matters to a Vote of Security Holders:
          ----------------------------------------------------

          NONE

Item 5 -- Other Information:
          ------------------

          NONE

Item 6 -- Exhibits and Reports on Form 8-K:
          ---------------------------------

          (a)   Exhibits
                --------

                Exhibit No.  Description
                     3.1 Certificate of Formation, as amended, of Waterford Gaming, LLC (i)
                     3.2 Certificate of Incorporation of Waterford Gaming Finance Corp. (i)
                     3.3     Bylaws of Waterford Gaming Finance Corp. (i)
                     4.1 Indenture, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003. (i)
                     4.2 Registration Rights Agreement, dated as of November 8, 1996, among, Waterford Gaming, L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (i)
                     4.3 Note Pledge Agreement, dated as of November 8, 1996, between Waterford Gaming, L.L.C. and Fleet National Bank, as trustee. (i)
                     4.4 Cash Collateral and Disbursement Agreement, dated as of November 8, 1996, among Fleet National Bank, as trustee, Fleet National Bank as disbursement agent, and Waterford Gaming, L.L.C. (i)
                     4.5 Specimen Form of 12-3/4% Senior Notes due 2003 (the "Private Notes") (included in
                             Exhibit 4.1). (i)
                     4.6 Specimen Form of 12-3/4% Senior Notes due 2003 (the "Exchange Note") (included in
                             Exhibit 4.1) (i)
                    10.1 Omnibus Financing Agreement, dated as of September 21, 1995, between Trading Cove Associates and Sun International Hotels
                             Limited. (i)
                    10.2 First Amendment to the Omnibus Financing Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels Limited and Waterford Gaming, L.L.C. (i)
                    10.2.1 Amended and Restated Omnibus Financing Agreement dated September 10, 1997 (ii)
                    10.3 Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc. (i)

                    10.4     First Amendment to Amended and Restated
                             Partnership Agreement of Trading Cove
                             Associates, dated as of October 22, 1996, among
                             Sun Cove Limited, Slavik Suites, Inc., RJH
                             Development Corp., LMW Investments, Inc. and
                             Waterford Gaming, L.L.C. (i)
                    10.5     Purchase Agreement, dated as of November 5,
                             1996, among Waterford Gaming, L.L.C., Waterford
                             Gaming Finance Corp., Bear, Stearns & Co., Inc.
                             and Merrill Lynch, Pierce, Fenner and Smith
                             Incorporated. (i)
                    10.5.1   Agreement with Respect to Redemption or
                             Repurchase of Subordinated Notes, dated
                             September 10, 1997 (ii)
                    10.6     Limited Liability Company Agreement of Waterford
                             Gaming, L.L.C., dated as of September 30, 1996,
                             among Slavik Suites, Inc., LMW Investments, Inc.
                             and Waterford Gaming, L.L.C. (i)
                    10.7     Note Purchase Agreement, dated as of October 19,
                             1996, among Sun International Hotels Limited,
                             Waterford Gaming, L.L.C. and Trading Cove
                             Associates. (i)
                    10.8     Note Purchase Agreement, dated as of September
                             29, 1995, between the Mohegan Tribal Gaming
                             Authority and Sun International Hotels Limited
                             relating to the Subordinated Notes. (i)
                    10.9     Management Agreement, dated as of July 28, 1994,
                             between the Mohegan Tribe of Indians of
                             Connecticut and Trading Cove Associates. (i)
                    10.10    Management Services Agreement, dated September
                             10, 1997. (ii)
                    10.11    Development Services Agreement, dated September
                             10, 1997. (ii)
                    10.12    Subdevelopment Services Agreement, dated
                             September 10, 1997. (ii)
                    10.13    Completion Guarantee and Investment Banking and
                             Financing Arrangement Fee Agreement, dated
                             September 10, 1997. (ii)
                    10.14    Settlement and Release Agreement, dated
                             January 6, 1998, by and among Leisure Resort
                             Technology, Inc., Lee R. Tyrol, Trading Cove
                             Associates, Slavik Suites, Inc., LMW
                             Investments, Inc., RJH Development Corp.,
                             Waterford Gaming, L.L.C. and Sun Cove
                             Limited.  (iii)
                    10.15    Waiver and Acknowledgment of Noteholder.  (iv)
                    21.1     Subsidiaries of Waterford Gaming, L.L.C. (i)
                    21.2     Subsidiaries of Waterford Gaming Finance
                             Corp. (i)
                    27       Financial Data Schedule (v)
                    99.1     Quarterly Report, for the quarter ended March
                             31, 1998, on Form 10-Q of the Mohegan Tribal
                             Gaming Authority (the "Authority") dated May 13,
                             1998, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q
                             Commission file reference no. 033-80655.

            (i)  Incorporated by reference to the Registrant's
                 Registration Statement on Form S-4, Commission File No. 333-17795, declared effective on May 15, 1997.

           (ii) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the period ended September
                 30, 1997, Commission File No. 333-17795, as accepted by the Commission on November 14, 1997.

          (iii) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 333-17795, as accepted by the Commission on March 30, 1998.

           (iv)  Filed herewith.

            (v)  Included in Edgar filing only.


      (b)  No form 8-K filings.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998       By: /s/Len Wolman
                             Len Wolman, Chief Executive Officer

Date: May 14, 1998       By: /s/Del Lauria
                             Del Lauria, Chief Financial Officer


