Form 10-Q/A
period 1998-03-31
WATERFORD GAMING LLC
filed 1998-06-23
CIK 1028911

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q/A


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



                         WATERFORD GAMING, L.L.C.
                           INDEX TO FORM 10-Q/A

                                                                     Page
                                                                    Number

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                     1

Financial Information                                                 2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 1998 (unaudited)and December 31, 1997                       3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 1998 (unaudited) and March
31, 1997 (unaudited)                                                  4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the three months ended March 31, 1998
(unaudited) and March 31, 1997 (unaudited)                            5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 1998 (unaudited) and
March 31, 1997 (unaudited)                                            6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                      7-9


ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10-19


Signatures - Waterford Gaming, L.L.C.                                20



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

                                                    Coopers & Lybrand, L.L.P.


Hartford, Connecticut
May 8, 1998

PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The amended unaudited condensed financial information as of March 31, 1998, and for the three months ended March 31, 1998, included in this report was reviewed by Coopers & Lybrand, L.L.P., independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                          WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

             March 31, 1998 (Unaudited) and December 31, 1997
                                __________



                                  ASSETS


                                                 March 31,     December 31,
                                                    1998            1997
                                                -----------    ------------

Current assets:
     Cash                                       $   694,382     $   232,759
     Cash in escrow                                   ---         5,000,000
     Temporary investments                        4,440,997       4,383,379
     Due from Trading Cove Associates             1,813,759         293,923
     Other assets                                    31,643          70,206
                                                -----------     -----------
          Total current assets                    6,980,781       9,980,267
                                                -----------     -----------

Trading Cove Associates - equity investment       9,716,354      10,384,292

Beneficial interest - Leisure Resort
  Technology, Inc.                                4,852,904            ---

15% subordinated notes receivable                28,757,102      27,742,146

Completion guarantee subordinated
  note receivable                                 2,598,958       2,548,162

Deferred financing costs, net of accumulated
  amortization of $633,594 and $518,076
    at March 31, 1998 and December 31, 1997,
      respectively                                2,843,016       2,702,744
                                                -----------     -----------

          Total assets                          $55,749,115     $53,357,611
                                                ===========     ===========


                    LIABILITIES AND MEMBERS' DEFICIENCY


Current liabilities:
     Accrued expenses                           $   349,505     $    78,328
     Accrued interest on senior notes
       payable                                    2,962,103       1,002,715
                                                -----------     -----------
          Total current liabilities               3,311,608       1,081,043

12-3/4% senior notes payable                     61,471,000      61,471,000
                                                -----------     -----------
          Total liabilities                      64,782,608      62,552,043
                                                -----------     -----------

Members' deficiency                              (9,033,493)     (9,194,432)
                                                -----------     -----------

          Total liabilities and members'
            deficiency                          $55,749,115     $53,357,611
                                                ===========     ===========


The accompanying notes are an integral part of the financial statements.

                          WATERFORD GAMING, L.L.C.

                    CONDENSED STATEMENTS OF OPERATIONS

       for the three months ended March 31, 1998 and March 31, 1997

                                (Unaudited)
                                __________


                                       For the three         For the three
                                        months ended          months ended
                                       March 31, 1998        March 31, 1997
                                       --------------        --------------


Revenue:
     Interest and dividend income         $ 1,143,105           $ 1,096,412
     Subordinated notes fee income -
        Trading Cove Associates                ---                  442,340
     Completion guarantee note fee
        income - Trading Cove Associates       21,250                ---
     Management services income -
        Trading Cove Associates             1,813,759                ---
                                          -----------           -----------

     Total revenue                          2,978,114             1,538,752
                                          -----------           -----------
Expenses:
     Interest expense                       1,959,388             2,071,875
     General and administrative                94,704                61,170
     Amortization on beneficial interest -
       Leisure Resort Technology, Inc.        204,307                ---
     Amortization on deferred financing
       costs                                  115,518               101,688
                                          -----------           -----------
     Total expenses                         2,373,917             2,234,733
                                          -----------           -----------
                                              604,197             (695,981)

Equity in loss of Trading Cove
   Associates                                (443,258)            (405,400)
                                          -----------          -----------

      Net income (loss)                   $   160,939          $(1,101,381)
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

                                   (Unaudited)
                                   ___________



                                            For the three    For the three
                                            months ended     months ended
                                            March 31, 1998   March 31, 1997
                                            --------------   --------------

Cash flows from operating activities:
     Net income (loss)                      $    160,939     $(1,101,381)
                                            ------------     -----------
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities:
          Amortization                           319,825         101,688
          Equity in loss of Trading Cove
            Associates                           443,258         405,400
          Changes in operating assets
            and liabilities:
                Accrued interest receivable        ---            29,386
                Accrued interest on temporary
                  investments                      ---            (1,107)
                Accrued interest receivable -
                  15% subordinated notes
                    receivable                (1,014,956)          ---
                Accrued interest receivable -
                  completion guarantee
                    subordinated note
                      receivable                 (51,221)          ---
                Due from Trading Cove
                  Associates                  (1,519,836)       (442,340)
                Other assets                      38,563           ---
                Accrued expenses                 271,177         (11,222)
                Accrued interest on senior
                  notes payable                1,959,388       2,071,875
                                             -----------     -----------
                     Total adjustments           446,198       2,153,680
                                             -----------     -----------
                     Net cash provided by
                       operating activities      607,137       1,052,299
                                             -----------     -----------
Cash flows from investing activities:
     Beneficial interest - Leisure Resort
       Technology, Inc.                       (5,057,211)          ---
     Release of cash in escrow                 5,000,000           ---
     Distributions from Trading Cove
       Associates                                224,680           ---
     Purchases and sales of temporary
       investments - net                         (57,618)       (195,868)
     Return on investment in completion
       guarantee subordinated note receivable        425           ---
     Return on investment in 15% subordinated
       notes receivable                            ---         1,050,000
     Due from Trading Cove Associates              ---          (907,660)
                                             -----------     -----------
                     Net cash provided by
                       (used in) investing
                         activities              110,276         (53,528)
                                             -----------     -----------
Cash flows from financing activities:
     Deferred financing costs                   (255,790)          ---
                                             -----------     -----------
                     Net cash used in
                       financing activities     (255,790)          ---
                                             -----------     -----------

Net increase in cash                             461,623         998,771

Cash at beginning of quarter                     232,759         841,512
                                             -----------     -----------

Cash at end of quarter                       $   694,382     $ 1,840,283
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


2.   Trading Cove Associates - Equity Investment:

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
                                           ============       ============

       Company's interest:
         Trading Cove Associates -
           equity investment, beginning
             of the quarter                $ 10,384,292       $ 12,682,469
         Distributions                         (224,680)            ---
                                           ------------       ------------

                                             10,159,612         12,682,469
                                           ------------       ------------

       Loss from Trading Cove Associates        (60,125)           (22,267)
       Amortization of interests
         purchased                             (383,133)          (383,133)
                                           ------------       ------------

       Equity in loss of Trading Cove
         Associates                            (443,258)          (405,400)
                                           ------------       ------------

       Trading Cove Associates -
         equity investment                 $  9,716,354       $ 12,277,069
                                           ============       ============

3. Beneficial Interest - Leisure Resort Technology, Inc.

   On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partners. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, the Company and its owners, Sun Cove Limited ("Sun Cove") and former partner of TCA, RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino ("Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement.

   The $5,000,000 cost is amortized on a straight-line basis over the remaining term of TCA's Management Agreement, as defined. Accumulated amortization at March 31, 1998 amounts to $204,307.

4. 15% Subordinated Notes Receivable:

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

   At March 31, 1998 and December 31, 1997, the 15% subordinated notes receivable included accrued interest receivable of $8,757,102 and $7,742,146, respectively.

5. Completion Guarantee Subordinated Note Receivable:

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

   At March 31, 1998 and December 31, 1997, the completion guarantee subordinated note receivable includes accrued interest receivable of $98,958 and $47,737, respectively, and completion guarantee note fee amounts of $0 and $425, respectively.


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

   The Senior Notes are collateralized by the Company's Notes receivable (Notes 4 and 5), cash and temporary investments. The indenture, between the Company and Waterford Gaming Finance Corp., the Issuers, and Fleet National Bank, as Trustee, relating to $65,000,000 12-3/4% Senior Notes due November 15, 2003 (the "Indenture") prohibits the Company and Finance from incurring any other indebtedness other than the Senior Notes.

   The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000, as of the preceding September 30 and March 31. There was no Company Excess Cash as of March 31, 1998.

   As a result of the proposed expansion project at the Mohegan Sun a Waiver and Acknowledgment (the "Waiver") was delivered by the holders of the Senior Notes and accepted by the Company, under the Indenture during April 1998. The following is a summary of the material terms of the Waiver and is qualified in its entirety by the actual terms of the Waiver, which has been filed as an exhibit to the Registrant's Quarterly Report, for the quarter ended March 31, 1998 on Form 10-Q, Commission File No. 333-17795, as accepted by the Commission on May 15, 1998. In consideration of the receipt of 1.5% (one hundred and fifty basis points) of the principal amount of Senior Notes beneficially owned by the holders of the Senior Notes (the "Fee") the holders acknowledged, declared and agreed as follows:

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

Certain Forward Looking Statements
----------------------------------
Certain information included in this Form 10-Q/A and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

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

For the quarter ended March 31, 1998, the Company received $33,787 from TCA and $1,813,759 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $12,594,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period ending September 30, are subject to year-end adjustment. For the three month period ended March 31, 1997, the Company received $1,050,000 in cash distributions from TCA and $1,350,000 was due from TCA, which represents the Company's share of approximately $5,214,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

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

Total expenses for the three months ended March 31, 1998 were $2,373,917 compared with $2,234,733 for the three months ended March 31, 1997.
Interest expense decreased by $112,487, general and administrative costs increased by $33,534, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $204,307 and amortization on deferred financing costs increased by $13,830.

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

Current Assets decreased from $9,980,267 to $6,980,781 at March 31, 1998. The decrease was primarily caused by funding beneficial interest - Leisure Resort Technology, Inc. out of cash in escrow.

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



Date: June 23, 1998      By: /s/Len Wolman
                             Len Wolman, Chief Executive Officer



Date: June 23, 1998       By: /s/Del Lauria
                             Del Lauria, Chief Financial Officer


