Form 10-Q
period 1998-06-30
WATERFORD GAMING LLC
filed 1998-08-13
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 6/30/98

                                    or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

             Commission file number: 333-17795

                         WATERFORD GAMING, L.L.C.
                         ------------------------
        (Exact name of Registrant as specified in its charter)

               Delaware                           06-1465402
      --------------------------------       --------------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

       914 Hartford Turnpike, P.O. Box 715
               Waterford, CT                         06385
    ------------------------------------------    -----------
     (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (860)442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                         WATERFORD GAMING, L.L.C.
                            INDEX TO FORM 10-Q

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                      1

Financial Information                                                  2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 1998 (unaudited) and December 31, 1997                        3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and six months ended June 30, 1998
(unaudited) and June 30,1997 (unaudited)                               4

Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the six months ended
June 30, 1998 (unaudited) and June 30, 1997 (unaudited)                5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six months ended June 30, 1998 (unaudited) and
June 30, 1997 (unaudited)                                              6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                       7-9

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10-18

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                 19

Part II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                           19
ITEM 2 -- Changes in Securities                                       19
ITEM 3 -- Defaults upon Senior Securities                             19
ITEM 4 -- Submission of Matters to a Vote of Security Holders         19
ITEM 5 -- Other Information                                           19
ITEM 6 -- Exhibits and Reports on Form 8-K                         20-22

Signatures - Waterford Gaming, L.L.C.                                 23




                     Report of Independent Accountants
                     ---------------------------------


To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 1998, and the related condensed statements of operations for the three months and six months ended June 30, 1998 and 1997, and the related condensed statements of changes in members' deficiency and cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1997, and the related statements of operations, changes in member's equity (deficiency) and cash flows for the year then ended (not presented herein); and in our report dated March 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1997, is fairly stated , in all material respects, in relation to the balance sheet from which it has been derived.

                                            PricewaterhouseCoopers LLP

Hartford, Connecticut
August 3, 1998

Part I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of June 30, 1998, and for the three months and six months ended June 30, 1998, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews be the American Institute of Certified Public Accountants.


                         WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

              June 30, 1998 (Unaudited) and December 31, 1997

                                ----------


                                  ASSETS


                                          June 30,     December 31,
                                            1998           1997
                                        ------------   ------------

Current assets:
     Cash                               $  2,264,823   $    232,759
     Cash in escrow                            ---        5,000,000
     Temporary investments                 2,485,849      4,383,379
     Due from Trading Cove Associates        901,170        293,923
     Other assets                             26,589         70,206
                                        ------------   ------------
          Total current assets             5,678,431      9,980,267
                                        ------------   ------------

Trading Cove Associates -
  equity investment                        9,281,553     10,384,292

Beneficial interest - Leisure Resort
  Technology, Inc.                         4,634,175          ---

15% subordinated notes receivable         29,822,807     27,742,146

Completion guarantee subordinated
  note receivable                          2,539,583      2,548,162

Deferred financing costs, net of
  accumulated amortization of $760,245
  and $518,076 at June 30, 1998 and
  December 31, 1997, respectively          2,716,365      2,702,744
                                        ------------   ------------

          Total assets                  $ 54,672,914   $ 53,357,611
                                        ============   ============


                    LIABILITIES AND MEMBERS' DEFICIENCY


Current liabilities:
     Accrued expenses                   $     14,530   $     78,328
     Accrued interest on senior notes
       payable                             1,002,715      1,002,715
                                        ------------   ------------
          Total current liabilities        1,017,245      1,081,043

12-3/4% senior notes payable              61,471,000     61,471,000
                                        ------------   ------------
          Total liabilities               62,488,245     62,552,043
                                        ------------   ------------

Members' deficiency                       (7,815,331)    (9,194,432)
                                        ------------   ------------
          Total liabilities and
            members' deficiency         $ 54,672,914   $ 53,357,611
                                        ============   ============

The accompanying notes are an integral part of the financial statements.


                                      WATERFORD GAMING, L.L.C.

                                 CONDENSED STATEMENTS OF OPERATIONS

             for the three months and six months ended June 30, 1998 and June 30, 1997

                                            (Unaudited)
                                             ----------

                                        For the three   For the three   For the six     For the six
                                        months ended    months ended    months ended    months ended
                                        June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997

                                        -------------   -------------   -------------   -------------

Revenue:
  Interest and dividend income          $  1,187,003    $  1,151,298     $  2,330,108   $  2,247,710
  Subordinated notes fee income -
    Trading Cove Associates                1,556,267         842,699        1,556,267      1,285,039
  Completion guarantee note fee
    income-Trading Cove Associates           212,500           ---            233,750          ---
  Management services income -
    Trading Cove Associates                1,022,804           ---            2,836,563        ---
                                        ------------    ------------     ------------   ------------

  Total revenue                            3,978,574       1,993,997        6,956,688      3,532,749
                                        ------------    ------------     ------------   ------------
Expenses:
  Interest expense                         1,959,388       2,078,375        3,918,776      4,150,250
  General and administrative                  20,843         (16,236)         115,547         44,934
  Amortization on beneficial interest -
    Leisure Resort Technology, Inc.          218,729           ---            423,036          ---
  Amortization on deferred financing
    costs                                    126,651         111,040          242,169        212,728
                                        ------------    ------------     ------------   ------------

 Total expenses                            2,325,611       2,173,179        4,699,528      4,407,912
                                        ------------    ------------     ------------   ------------
                                           1,652,963        (179,182)       2,257,160       (875,163)
  Equity in loss of Trading Cove
    Associates                              (434,801)       (454,565)        (878,059)      (859,965)
                                        ------------    ------------     ------------   ------------
  Net income (loss)                     $  1,218,162    $   (633,747)    $  1,379,101   $ (1,735,128)
                                        ============    ============     ============   ============

              The accompanying notes are an integral part of the financial statements.

                                      WATERFORD GAMING, L.L.C.

                      CONDENSED STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

                     for the six months ended June 30, 1998 and June 30, 1997

                                             (Unaudited)
                                             -----------



                            For the six months ended                For the six months ended
                                 June 30, 1998                            June 30, 1997
                           --------------------------               --------------------------

                      Slavik           LMW                         Slavik           LMW
                      Suites       Investments       Total         Suites       Investments       Total
                       Inc.            Inc.                         Inc.            Inc.
                    -----------    -----------    -----------    -----------    -----------    -----------

Balance, January 1  $(6,154,626)   $(3,039,806)   $(9,194,432)   $(5,412,165)   $(2,687,138)   $(8,099,303)

Net income (loss)       934,985        444,116      1,379,101     (1,176,360)      (558,768)    (1,735,128)
                    -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30    $(5,219,641)   $(2,595,690)   $(7,815,331)   $(6,588,525)   $(3,245,906)   $(9,834,431)
                    ===========    ===========    ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of the financial statements.

                                      WATERFORD GAMING, L.L.C.

                                 CONDENSED STATEMENTS OF CASH FLOWS

                      for the six months ended June 30, 1998 and June 30, 1997

                                            (Unaudited)
                                             ----------

                                                            For the six          For the six
                                                            months ended         months ended
                                                            June 30, 1998        June 30, 1997
                                                            -------------        -------------
Cash flows from operating activities:
    Net income (loss)                                       $   1,379,101        $  (1,735,128)
                                                            -------------        -------------
    Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in) operating activities:
          Amortization                                            665,205              212,728
          Equity in loss of Trading Cove Associates               878,059              859,965
          Changes in operating assets
            and liabilities:
               Accrued interest on temporary
                 investments                                        ---                 27,819
               Accrued interest receivable -
                 15% subordinated notes receivable             (2,080,661)          (1,798,410)
               Accrued interest receivable -
                 completion guarantee subordinated
                    note receivable                                 8,154                ---
               Due from Trading Cove Associates                  (607,247)             (32,699)
               Other assets                                        43,617               (2,717)
               Accrued expenses                                   (63,798)             (20,410)
               Accrued interest on senior
                 notes payable                                      ---               (161,146)

                                                            -------------        -------------
                    Total adjustments                          (1,156,671)            (914,870)
                                                            -------------        -------------
                    Net cash provided by(used in)
                      operating activities                        222,430           (2,649,998)
                                                            -------------        -------------
Cash flows from investing activities:
     Beneficial interest - Leisure Resort
       Technology, Inc.                                        (5,057,211)               ---
     Release of cash in escrow                                  5,000,000                ---
     Contributions to Trading Cove Associates                     (75,000)               ---
     Distributions from Trading Cove Associates                   299,680                4,894
     Purchases and sales of temporary
       investments - net                                        1,897,530              717,127
     Return on investment in completion guarantee
       subordinated note receivable                                   425                ---
     Return on investment in 15% subordinated
       notes receivable                                             ---              1,957,660
                                                            -------------        -------------
                    Net cash provided by
                      investing activities                      2,065,424            2,749,681
                                                            -------------        -------------
Cash flows from financing activities:
     Deferred financing costs                                    (255,790)             (78,538)
                                                            -------------        -------------
                    Net cash used in financing
                      activities                                 (255,790)             (78,538)
                                                            -------------        -------------
Net increase in cash                                            2,032,064               21,145

Cash at beginning of period                                       232,759              841,512
                                                            -------------        -------------
Cash at end of period                                       $   2,264,823        $     862,657
                                                            =============        =============
Supplemental disclosure of cash
  flow information:
     Cash paid during the period
       for interest                                         $   3,918,776        $   4,311,396
                                                            =============        =============
Supplemental disclosure of non-cash
 financing activities:
     Deferred financing costs funded
       through accrued expenses                             $       ---          $     122,433
                                                            =============        =============


             The accompanying notes are an integral part of the financial statements.

                             WATERFORD GAMING, L.L.C.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)
                                  -----------

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

    The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998, and, the results of operations, for the three months and six months ended June 30, 1998, the statement of members' deficiency and cash flows for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.
    The Company together with its wholly-owned subsidiary, Waterford Gaming Finance Corp. ("Finance") has issued 12-3/4% senior notes payable which mature November 15, 2003 (the "Senior Notes").

2.  Trading Cove Associates - Equity Investment:

    As of June 30, 1998 and June 30, 1997, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net loss are for the six months ended June 30, 1998 and June 30, 1997:


                                                   June 30,         June 30,
                                                     1998             1997
                                                 ------------     ------------
    Total assets                                 $  9,109,872     $  8,437,137
    Total liabilities                              (4,694,920)      (2,155,133)
                                                 ------------     ------------

    Partners' capital                            $  4,414,952     $  6,282,004
                                                 ============     ============

    Total revenue                                $ 26,657,896     $ 11,993,681
                                                 ============     ============

    Net loss                                     $   (223,586)    $   (187,401)
                                                 ============     ============
    Company's interest:
      Trading Cove Associates -
        equity investment, beginning of period   $ 10,384,292     $ 12,682,469
       Contributions                                   75,000            ---
       Distributions                                 (299,680)         (74,894)
                                                 ------------     ------------

                                                   10,159,612       12,607,575
                                                 ------------     ------------

       Loss from Trading Cove Associates             (111,793)         (93,700)
       Amortization of interests purchased           (766,266)        (766,265)
                                                 ------------     ------------
       Equity in loss of
         Trading Cove Associates                     (878,059)        (859,965)
                                                 ------------     ------------
       Trading Cove Associates -
         equity investment                       $  9,281,553     $ 11,747,610
                                                 ============     ============

3.  Beneficial Interest - Leisure Resort Technology, Inc.

    On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partners. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, the Company and its owners, Sun Cove Limited ("Sun Cove") and former partner of TCA, RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino ("Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash, as defined in TCA's partnership agreement.

    The $5,000,000 cost is amortized on a straight-line basis over the remaining term of TCA's Management Agreement, as defined. Accumulated amortization at June 30, 1998 amounts to $423,036.

4.  15% Subordinated Notes Receivable:

    On November 8, 1996, the Company purchased a 15% subordinated note receivable from the Mohegan Tribal Gaming Authority (the"Authority") which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8,1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406.
    As of December 31, 1997 and December 31, 1996, $0 and $1,957,660,
    respectively, related to subordinated notes fee amounts that were owed by TCA on the 15% subordinated notes. During the six months ended June 30, 1998, the Company received $1,556,267 in subordinated notes fee payment from TCA. During the six months ended June 30, 1997, the Company received $3,210,000 and accrued $32,699 totaling $3,242,699 in subordinated notes fee payments from TCA. These subordinated note fee payments were netted against the $1,957,660, which resulted in recognition of $1,285,039 in subordinated notes fee income during the six months ended June 30, 1997.

    At June 30, 1998 and December 31, 1997, the 15% subordinated notes receivable included accrued interest receivable of $9,822,807 and $7,742,146, respectively.

5.  Completion Guarantee Subordinated Note Receivable:

    On September 22, 1997, the Company purchased a completion guarantee subordinated note receivable from the Authority which matures November 15, 2003, in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which have not been paid by TCA totaling $106,875 and completion guarantee note fee amounts totaling $191,250. As of December 31, 1997, $425 related to completion guarantee note fee amounts owed by TCA on the completion guarantee subordinated note. During the six months ended June 30, 1998, the Company received $234,175 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $425, resulting in recognition of $233,750 in completion guarantee note fee income during the six months ended June 30, 1998.

    At June 30, 1998 and December 31, 1997, the completion guarantee subordinated note receivable includes accrued interest receivable of $39,583 and $47,737, respectively, and completion guarantee note fee amounts of $0 and $425, respectively.

6.  12-3/4% Senior Notes Payable:

    The Senior Notes payable at June 30, 1998 and December 31, 1997 consist of $61,471,000 aggregate principal amount of the Senior Notes issued on November 8, 1996 by the Company and Finance which mature November 15, 2003. The Senior Notes bear interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. Accrued interest payable on the Senior Notes totaled $1,002,715 as of June 30, 1998 and December 31, 1997.

    The Senior Notes are secured by the Company's Notes receivable (Notes 4 and
    5), cash and temporary investments. The indenture, between the Company and Waterford Gaming Finance Corp., the Issuers, and Fleet National Bank, as Trustee, relating to $65,000,000 12-3/4% Senior Notes due November 15, 2003 (the "Indenture") prohibits the Company and Finance from incurring any other indebtedness other than the Senior Notes.

    The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000, as of the preceding September 30 and March 31.

    As a result of the proposed expansion project at the Mohegan Sun a Waiver and Acknowledgment (the "Waiver") was delivered by the holders of the Senior Notes and accepted by the Company, under the Indenture during April 1998. The following is a summary of the material terms of the Waiver and is qualified in its entirety by the actual terms of the Waiver, which has been filed as an exhibit to the Registrant's Quarterly Report, for the quarter ended March 31, 1998 on Form 10-Q, Commission File No. 333-17795, as accepted by the Commission on May 14, 1998. In consideration of the receipt of 1.5% (one hundred and fifty basis points) of the principal amount of Senior Notes beneficially owned by the holders of the Senior Notes (the "Fee") the holders acknowledged, declared and agreed as follows:

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

      3. The payment of the Fee ($922,065) does not violate or conflict with any provisions of the Indenture.

      4. The Company may pay up to $5,000,000 to fund certain development expenses in connection with the proposed expansion project at the Mohegan Sun.

      5. Payment of the Fee is subject to receipt of regulatory approvals of the Transaction Agreements. As of June 30, 1998 some of the regulatory approvals had not been received.

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

On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approvals, are prepared to move forward with a significant expansion project at the Mohegan Sun.

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

All of the terms of the Relinquishment Agreement and the Development Agreement are subject to the receipt of regulatory approvals. The parties are awaiting receipt of final approvals with respect to the Relinquishment Agreement. On February 27, 1998 the Development Agreement was approved by the Bureau of Indian Affairs.

Certain Risk Factors
--------------------

Lack of Operations; Dependance on the Mohegan Sun
-------------------------------------------------

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

Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

TCA's primary source of revenue is management fees under the Management Agreement (the "Management Fees"). The Management Fees are paid monthly and are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):

                   I                 II                III
             --------------    ---------------    ---------------
               40% of Net      Net Revenues in    Net Revenues in
             Revenues up to      Tier I plus         Tiers I &
                                 35% of Net       II plus 30% of
                                  Revenues         Net Revenues
                                  between             above
             --------------    ---------------    ---------------

Year 1.......    $50,546       $50,547-$63,183        $63,183
Year 2.......    $73,115       $73,116-$91,394        $91,394
Year 3.......    $91,798       $91,799-$114,747      $114,747
Year 4.......    $95,693       $95,694-$119,616      $119,616
Year 5.......   $104,107      $104,108-$130,134      $130,134
Year 6
(subject to
buyout option)..$114,335      $114,336-$142,919      $142,919
Year 7
(subject to
buyout option)..$130,944      $130,945-$163,680      $163,680

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

As of June 30, 1998 the Authority had outstanding the following Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November 2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes is 15% per annum.

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes"). The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At June 30, 1998, the Base Rate was 9.50% per annum.

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

   (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregate $2.35 million. $2.2 million were deemed returned at the consummation of the offering of the Senior Notes upon the distribution by TCA of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totaling $275,000, 50% to Sun Cove and 50% to the Company. $150,000 has been repaid to the partners, 50% to Sun Cove and 50% to the Company.

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

        During September 1997 the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Completion Guarantee Subordinated Notes and the Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million principal amount of the outstanding first funded Completion Guarantee Subordinated Notes, at the purchase price equal to the outstanding principal balance of the Completion Guarantee Subordinated Notes to be purchased, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Note Fee Amounts.

   (e) Fifth, to pay Sun International fee amounts of $80,000 on October 31, 1996, $1,350,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of PIK Completion Guarantee Notes (including the applicable PIK Amounts) outstanding during the applicable Semi-Annual Period.

  *(f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (balance as of June 30, 1998 was $0 and as of December 31, 1997 was approximately $449,000 and has been repaid to the partners, 50% to the Company and 50% to Sun Cove, from repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe).

  *(g) Seventh, payment of a Development Services Fee to Sun International Management Limited ("SIML") equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan
        Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At June 30, 1998 and June 30, 1997, $8,305,000 and $0,
        respectively, had been paid by TCA as Development Services Fee.

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

For the six months ended June 30, 1998, the Company received $3,931,698 from TCA and $901,170 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $26,600,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period ending September 30, are subject to year-end adjustment. For the six month period ended June 30, 1997, the Company received $3,210,000 in cash distributions from TCA and $32,699 was due from TCA, which represents the Company's share of approximately $11,823,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the six months ended June 30, 1998 the Company also received $224,680 in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

The Company anticipates regular payments from TCA based on the results of the Authority and Management Fees payment by the Authority.

Payments by the Authority on the Subordinated Notes, Non-PIK
------------------------------------------------------------
Completion Guarantee Notes and PIK Completion Guarantee Notes
-------------------------------------------------------------
(collectively the "Authority Subordinated Notes")
-------------------------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Secured Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of
(i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period,
(b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such period), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such period and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. In the event that the Company receives an offer to purchase the Company's Authority Subordinated Notes, the Indenture requires the Company to accept such offer in the same proportion as Sun International. For the six months ended June 30, 1998 and June 30, 1997 the Company did not receive any cash payments on the Authority Subordinated Notes from the Authority.

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

Results of Operations
---------------------

Comparison of operating results for the quarters ended June 30,
---------------------------------------------------------------
1998 and June 30, 1997
----------------------

Total revenue for the quarter ended June 30, 1998 was $3,978,574 compared with $1,993,997 for the quarter ended June 30, 1997. The increase was attributable to an increase in interest and dividend income of $35,705, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point
(c) of the table set forth above under "Overview of Current and Future Cash Flows", of $713,568, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $212,500, and an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $1,022,804. The payment of these fees can be attributed directly to the profitable operations of the Mohegan Sun.

Total expenses for the three months ended June 30, 1998 were $2,325,611 compared with $2,173,179 for the three months ended June 30, 1997. Interest expense decreased by $118,987, as a result of the redemption of $3,529,000 principal amount of Senior Notes on November 15, 1997, general and administrative costs increased by $37,079, primarily attributable to a reclassification during the quarter ended June 30, 1997, of certain charges that had previously been expensed to deferred financing costs, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $218,729 and amortization on deferred financing costs increased by $15,611, due to additional deferred financing costs incurred.

Equity in loss of Trading Cove Associates for the three months ended June 30, 1998 was $(434,801) compared with $(454,565) for the three months ended June 30, 1997.

As a result of the foregoing factors the Company experienced net income of $1,218,162 for the quarter ended June 30, 1998 compared with a net loss of $(633,747) for the quarter ended June 30, 1997.

Comparison of operating results for the six months ended June 30,
-----------------------------------------------------------------
1998 and June 30, 1997
----------------------

Total revenue for the six months ended June 30, 1998, was $6,956,688 compared with $3,532,749 for the six months ended June 30, 1997. The increase was attributable to an increase in interest and dividend income of $82,398, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", of $271,228, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $233,750, and an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $2,836,563. The payment of these fees can be attributed directly to the profitable operations of the Mohegan Sun.

Total expenses for the six months ended June 30, 1998 were $4,699,528 compared with $4,407,912 for the six months ended June 30, 1997. Interest expense decreased by $231,474, as a result of the redemption of $3,529,000 principal amount of Senior Notes on November 15, 1997, general and administrative costs increased by $70,613, primarily attributable to an increase in legal and accounting fees, insurance charges and to a reclassification during the six months ended June 30, 1997, of certain charges that had previously been expensed to deferred financing costs, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $423,036 and amortization on deferred financing costs increased by $29,441 due to additional deferred financing costs incurred.

Equity in loss of Trading Cove Associates for the six months ended June 30, 1998 was $(878,059) compared with $(859,965) for the six months ended June 30, 1997.

As a result of the foregoing factors the Company experienced net income of $1,379,101 for the six months ended June 30, 1998 compared with a net loss of $(1,735,128) for the six months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 the Company purchased from Sun International $2.5 million Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts (total cost approximately $2.8 million). On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partners.

For the six months ended June 30, 1998 and June 30, 1997 cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $222,430 and $(2,649,998), respectively.

Current Assets decreased from $9,980,267 to $5,678,431 at June 30, 1998. The decrease was primarily caused by purchasing the beneficial interest - Leisure Resort Technology, Inc. out of cash in escrow and the interest payment to the Senior Note holders of $3,918,776 on May 15, 1998.

Current Liabilities decreased from $1,081,043 to $1,017,245 at June 30,1998. The decrease was attributable to the decrease in accrued expenses.

For the six months ended June 30, 1998 and June 30, 1997 cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $2,065,424 and $2,749,681, respectively.

The Company is required to purchase from Sun International on each October 12, 1998 and October 12, 1999 $2.5 million of the outstanding first funded principal amount of Non-PIK Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d) (i) and (d)
(ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of June 30, 1998, $32.5 million principal was outstanding as Non-PIK Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 investment in TCA (as of June 30, 1998, $75,000 had been invested in TCA) may be required as detailed above under point 4 of the Waiver as described in Note 6 to the Condensed Financial Statements included in Item 1.

For the six months ended June 30, 1998 and June 30, 1997 cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $(255,790) and $(78,538), respectively, for additional disbursements that related to deferred financing costs.

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

Item 3.   Quantitative and Qualitative Disclosures about Market
          -----------------------------------------------------
          Risk
          ----

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

             (iv) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 333-17795, as accepted by the Commission on May 14, 1998.

              (v)  Included in Edgar filing only.

          (b)     No form 8-K filings.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 13, 1998          By: /s/Len Wolman
                                       Len Wolman, Chief Executive Officer


Date:     August 13, 1998          By: /s/Del Lauria
                                       Del Lauria, Chief Financial Officer


