Form 10-Q
period 1998-09-30
WATERFORD GAMING LLC
filed 1998-11-13
CIK 1028911

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 9/30/98

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

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                      1

Financial Information                                                  2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 1998 (unaudited) and December 31, 1997                   3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and nine months ended September 30, 1998
(unaudited) and September 30,1997 (unaudited)                          4

Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the nine months ended
September 30, 1998 (unaudited) and September 30, 1997 (unaudited)      5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine months ended September 30, 1998 (unaudited) and
September 30, 1997 (unaudited)                                         6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                         7-11

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12-24

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                  25

Part II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                            25
ITEM 2 -- Changes in Securities                                        25
ITEM 3 -- Defaults upon Senior Securities                              25
ITEM 4 -- Submission of Matters to a Vote of Security Holders          25
ITEM 5 -- Other Information                                            25
ITEM 6 -- Exhibits and Reports on Form 8-K                             26-28

Signatures - Waterford Gaming, L.L.C.                                  29





                     Report of Independent Accountants
                     ---------------------------------


To the Members of Waterford Gaming, L.L.C.:

We have reviewed the condensed balance sheet of Waterford Gaming, L.L.C. ("the Company") as of September 30, 1998, and the related condensed statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the related condensed statements of changes in members' deficiency and cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


October 30, 1998


Part I -- FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1998, and for the three months and nine months ended September 30, 1998, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

            September 30, 1998 (Unaudited) and December 31, 1997
                                ----------


                                  ASSETS


                                        September 30,  December 31,
                                            1998           1997
                                        ------------   ------------

Current assets:
     Cash                               $  5,781,748   $    232,759
     Cash in escrow                            ---        5,000,000
     Temporary investments                 2,518,545      4,383,379
     Due from Trading Cove Associates      1,792,945        293,923
     Other assets                             25,101         70,206
                                        ------------   ------------
          Total current assets            10,118,339      9,980,267
                                        ------------   ------------

Trading Cove Associates -
  equity investment                        9,069,876     10,384,292

Beneficial interest - Leisure Resort
  Technology, Inc.                         4,413,042          ---

15% subordinated notes receivable         30,913,885     27,742,146

Completion guarantee subordinated
  note receivable                          2,598,958      2,548,162

Deferred financing costs, net of
  accumulated amortization of $886,896
  and $518,076 at September 30, 1998
  and December 31, 1997, respectively      3,511,779      2,702,744
                                        ------------   ------------

          Total assets                  $ 60,625,879   $ 53,357,611
                                        ============   ============


                    LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Accrued expenses                      $     21,375   $     78,328
  Accrued fee on senior notes payable        922,065          ---
  Accrued interest on senior notes
      payable                              2,962,103      1,002,715
                                        ------------   ------------
          Total current liabilities        3,905,543      1,081,043

12-3/4% senior notes payable              61,471,000     61,471,000
                                        ------------   ------------
          Total liabilities               65,376,543     62,552,043
                                        ------------   ------------

Members' deficiency                       (4,750,664)    (9,194,432)
                                        ------------   ------------
           Total liabilities and
             members' deficiency        $ 60,625,879   $ 53,357,611
                                        ============   ============



  The accompanying notes are an integral part of the financial statements.



                                        WATERFORD GAMING, L.L.C.

                                  CONDENSED STATEMENTS OF OPERATIONS

        for the three months and nine months ended September 30, 1998 and September 30, 1997

                                               (Unaudited)
                                                ----------

                                        For the three   For the three   For the nine    For the nine
                                        months ended    months ended    months ended    months ended
                                        September 30,   September 30,   September 30,   September 30,
                                            1998            1997            1998            1997
                                        -------------   -------------   -------------   -------------
Revenue:
  Interest and dividend income           $ 1,222,709     $ 1,084,271     $ 3,552,817     $ 3,331,981
  Subordinated notes fee income -
    Trading Cove Associates                    ---             ---         1,556,267       1,285,039
  Completion guarantee note fee
    income-Trading Cove Associates             ---             ---           233,750           ---
  Management services income -
    Trading Cove Associates                  303,967           ---         3,140,530           ---
  Organization and Administrative fee
    income - Trading Cove Associates       3,064,263           ---         3,064,263           ---
                                         -----------     -----------     -----------     -----------

          Total revenue                    4,590,939       1,084,271      11,547,627       4,617,020
                                         -----------     -----------     -----------     -----------
Expenses:
  Interest expense                         1,959,388       2,071,875       5,878,164       6,222,125
  General and administrative                  75,968          45,242         191,515          90,176
  Amortization on beneficial interest -
    Leisure Resort Technology, Inc.          221,133           ---           644,169           ---
  Amortization on deferred financing
    costs                                    126,651         131,246         368,820         343,974
                                         -----------     -----------     -----------     -----------

          Total expenses                   2,383,140       2,248,363       7,082,668       6,656,275
                                         -----------     -----------     -----------     -----------
                                           2,207,799      (1,164,092)      4,464,959      (2,039,255)
  Equity in income (loss) of Trading
     Cove Associates                         802,868       2,084,514         (75,191)      1,224,549
                                         -----------     -----------     -----------     -----------

          Net income (loss)              $ 3,010,667     $   920,422     $ 4,389,768     $  (814,706)
                                         ===========     ===========     ===========     ===========


              The accompanying notes are an integral part of the financial statements.

                                      WATERFORD GAMING, L.L.C.

                    CONDENSED STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

             for the nine months ended September 30, 1998 and September 30, 1997

                                           (Unaudited)
                                           -----------



                              For the nine months ended                 For the nine months ended
                                  September 30, 1998                        September 30, 1997
                              -------------------------                 --------------------------

                          Slavik         LMW                        Slavik         LMW
                          Suites     Investments      Total         Suites     Investments      Total
                           Inc.          Inc.                        Inc.          Inc.
                       -----------   -----------   -----------   -----------   -----------   -----------

Balance, January 1     $(6,154,626)  $(3,039,806)  $(9,194,432)  $(5,412,165)  $(2,687,138)  $(8,099,303)

Contributions               36,610        17,390        54,000         ---           ---           ---

Net income (loss)        2,976,118     1,413,650     4,389,768      (552,344)     (262,362)     (814,706)
                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, September 30  $(3,141,898)  $(1,608,766)  $(4,750,664)  $(5,964,509)  $(2,949,500)  $(8,914,009)
                       ===========   ===========   ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of the financial statements.

                                          WATERFORD GAMING, L.L.C.

                                    CONDENSED STATEMENTS OF CASH FLOWS

                   for the nine months ended September 30, 1998 and September 30, 1997

                                                 (Unaudited)

                                                 -----------

                                                                  For the nine         For the nine
                                                                  months ended         months ended
                                                               September 30, 1998   September 30, 1997
                                                               ------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                             $  4,389,768         $   (814,706)
                                                                  ------------         ------------
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Amortization                                               1,012,989              343,974
          Equity in loss (income) of Trading Cove Associates            75,191           (1,224,549)
          Changes in operating assets and liabilities:
               Accrued interest on temporary investments                 ---                 59,061
               Accrued interest receivable - 15% subordinated
                    notes receivable                                (3,171,739)          (2,742,556)
               Accrued interest receivable - completion guarantee
                    subordinated note receivable                       (51,221)               ---
               Due from Trading Cove Associates                     (1,499,022)               ---
               Other assets                                             45,105               (7,717)
               Accrued expenses                                        (56,953)             (12,600)
               Accrued interest on senior notes payable              1,959,388            1,910,729

                                                                  ------------         ------------
                    Total adjustments                               (1,686,262)          (1,673,658)
                                                                  ------------         ------------
                    Net cash provided by (used in)
                      operating activities                           2,703,506           (2,488,364)
                                                                  ------------         ------------
Cash flows from investing activities:
     Beneficial interest - Leisure Resort Technology, Inc.          (5,057,211)               ---
     Release of cash in escrow                                       5,000,000                ---
     Sales and purchases of temporary investments - net              1,864,834           15,836,843
     Distributions from Trading Cove Associates                      1,564,225            1,003,624
     Contributions to Trading Cove Associates                         (325,000)               ---
     Return on investment in completion guarantee
       subordinated note receivable                                        425                ---
     Purchase of completion guarantee subordinated
       note receivable                                                   ---             (2,798,125)
     Return on investment in 15% subordinated notes receivable           ---              1,957,660
                                                                  ------------         ------------
                    Net cash provided by investing activities        3,047,273           16,000,002
                                                                  ------------         ------------
Cash flows from financing activities:
     Deferred financing costs                                         (255,790)            (373,560)
     Contributions by members                                           54,000                ---
                                                                  ------------         ------------
                    Net cash used in financing activities             (201,790)            (373,560)
                                                                  ------------         ------------
Net increase in cash                                                 5,548,989           13,138,078

Cash and cash equivalents at beginning of period                       232,759              841,512
                                                                  ------------         ------------
Cash and cash equivalents at end of period                        $  5,781,748         $ 13,979,590
                                                                  ============         ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                     $  3,918,776         $  4,311,396
                                                                  ============         ============
Supplemental disclosure of non-cash financing activities:
     Deferred financing costs funded through accrued expenses     $    922,065         $      ---
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

    The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998, and, the results of operations, for the three months and nine months ended September 30, 1998, the statements of members' deficiency and cash flows for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. The company together with its wholly-owned subsidiary, Waterford Gaming Finance Corp. ("Finance") has issued 12-3/4% senior notes payable which mature November 15, 2003 (the "Senior Notes").

2.  Trading Cove Associates - Equity Investment:

    As of September 30, 1998 and September 30, 1997, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the nine months ended September 30, 1998 and September 30, 1997:


                                             September 30,    September 30,
                                                 1998             1997
                                             ------------     ------------
    Total assets                             $  9,521,118     $  7,975,950
    Total liabilities                          (4,763,254)      (2,425,144)
                                             ------------     ------------

    Partners' capital                        $  4,757,864     $  5,550,806
                                             ============     ============

    Total revenue                            $ 40,114,950     $ 21,486,216
                                             ============     ============

    Net income                               $  2,148,416     $  4,747,894
                                             ============     ============
    Company's interest:
      Trading Cove Associates - equity
        investment, beginning of period      $ 10,384,292     $ 12,682,469
      Contributions                               325,000            ---
      Distributions                            (1,564,225)      (2,908,140)
                                             ------------     ------------

                                                9,145,067        9,774,329
                                             ------------     ------------

      Income from Trading Cove Associates       1,074,208        2,373,947
      Amortization of interests purchased      (1,149,399)      (1,149,398)
                                             ------------     ------------
      Equity in income (loss) of Trading
        Cove Associates                           (75,191)       1,224,549
                                             ------------     ------------
      Trading Cove Associates -  equity
        investment                           $  9,069,876     $ 10,998,878
                                             ============     ============

3.  Beneficial Interest - Leisure Resort Technology, Inc.

    On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, the Company and its owners, Sun Cove Limited ("Sun Cove") and former partner of TCA, RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino ("Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. If, at any time, TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Mohegan Tribe of Indians of Connecticut (the "Tribe"), or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any other involvement of any kind with, the enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company shall pay an additional $2,000,000 to Leisure on the earliest to occur of (i) the retirement of the Senior Notes, (ii) any renewel, extension, refinancing or refunding of, or amendment, modification or supplement to, the Senior Notes, and (iii) November 30, 2003.

    The $5,000,000 payment plus associated costs are amortized on a straight-line basis over the remaining term of TCA's Management Agreement, as defined. Accumulated amortization at September 30, 1998 amounts to $644,169.

4.  15% Subordinated Notes Receivable:

    On November 8, 1996, the Company purchased a 15% subordinated note receivable from the Mohegan Tribal Gaming Authority (the "Authority") which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated notes receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. As of December 31, 1997 and December 31, 1996, $0 and $1,957,660, respectively, related to subordinated notes fee amounts that were owed by TCA on the 15% subordinated notes. During the nine months
    ended September     30, 1998, the Company received $1,556,267 in
    subordinated notes fee payment from TCA. During the nine months ended September 30, 1997, the Company received $3,242,699 in subordinated notes fee payments from TCA. These subordinated notes fee payments were netted against the $1,957,660, which resulted in recognition of $1,285,039 in subordinated notes fee income during the nine months ended September
    30, 1997.

    At September 30, 1998 and December 31, 1997, the 15% subordinated notes receivable included accrued interest receivable of $10,913,885 and $7,742,146, respectively.


5.  Completion Guarantee Subordinated Note Receivable:

    On September 22, 1997, the Company purchased a completion guarantee subordinated note receivable from the Authority which matures November 15, 2003, in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 and completion guarantee note fee amounts totaling $191,250. As of December 31, 1997, $425 related to completion guarantee note fee amounts owed by TCA on the completion guarantee subordinated note. During the nine months ended September 30, 1998, the Company received $234,175 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $425, resulting in recognition of $233,750 in completion guarantee note fee income during the nine months ended September 30, 1998.

    At September 30, 1998 and December 31, 1997, the completion guarantee subordinated note receivable includes accrued interest receivable of $98,958 and $47,737, respectively, and completion guarantee note fee amounts of $0 and $425, respectively.

    On October 12, 1998, the Company purchased a completion guarantee subordinated note receivable from the Authority which matures November 15, 2003, in the principal amount of $2,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 and completion guarantee note fee amounts totaling $191,250.


6.  12-3/4% Senior Notes Payable:

    The Senior Notes payable at September 30, 1998 and December 31, 1997 consist of $61,471,000 aggregate principal amount of the Senior Notes issued on November 8, 1996 by the Company and Finance which mature
    November 15, 2003. The Senior Notes bear interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. Accrued interest payable on the Senior Notes totaled $2,962,103 and $1,002,715 as of September 30, 1998 and December 31, 1997,
    respectively. Accrued fee payable on the Senior Notes totaled $922,065 and $0 as of September 30, 1998 and December 31, 1997, respectively.

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

    The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000, as of the preceding September 30 and March
    31.  There was no Company Excess Cash as of September 30, 1998.

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

    5. Payment of the Fee is subject to receipt of regulatory approvals of the Transaction Agreements. As of September 30, 1998 some of the regulatory approvals had not been received, but were received during October 1998.


7.  Related Party Agreements:

    Pursuant to the Development Services Agreement between TCA and Sun International Management Limited ("SIML"), TCA shall pay SIML a fee ("the Development Services Fee") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Wolman Construction, L.L.C. ("Construction") will receive 20.83% of the Development Services Fee plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Len Wolman (the Company's chief executive officer and chairman of the board of directors) and 50% by Mark Wolman (a member of the Company's board of directors). Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's approximately $1.75 million. Del J. Lauria (the Company's chief financial officer, secretary and a member of the Company's board of directors) and Stephan F. Slavik, Sr. (a member of the Company's board of directors) have a financial interest in The Slavik Company. At September 30, 1998 and December 31, 1997 Construction received $1,749,724 and $368,560, respectively, and The Slavik Company received $250,000 and $61,440, respectively, of their share of the Development Services Fee.

    The Company paid accounting fees to an affiliate totaling $54,000 during the quarter ended September 30, 1998 ($86,000 for the year ended December 31, 1997) which was funded by capital contributions of the members.

    On September 28, 1998 the Company entered into an employment agreement, which has been filed as an exhibit to this form 10-Q, with Len Wolman. The employment agreement precludes the Company from making any payments to Len Wolman until the Company's obligations to the Senior Note holders in terms of the Indenture have been satisfied in full.

    Slavik Suites, Inc. and the other principals of the Company have interests and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


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

Certain Forward Looking Statements
----------------------------------
Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof or other variations thereon or comparable technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Development and Operational Activities
--------------------------------------

The operation of the Company or its predecessors in its role as a managing general partner of TCA has been to assist the Tribe and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations. On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approvals, are prepared to move forward with a significant expansion project at the Mohegan Sun.

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

All of the terms of the Relinquishment Agreement and the Development Agreement are subject to the receipt of regulatory approvals. On February 27, 1998 the Development Agreement was approved by the Bureau of Indian Affairs ("BIA"). On October 23, 1998 the BIA determined that the Relinquishment Agreement is not subject to the approval authority of the Secretary of the Interior (United States Department of the Interior). The parties are awaiting receipt of a stipulated declaratory judgement by the Gaming Disputes Court of the Tribe upholding the validity and enforceability of the Relinquishment Agreement.


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


Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes, as defined, that it holds.

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


As of September 30, 1998 the Authority had outstanding the following Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November 2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes is 15% per annum.

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes"). The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes is the prime rate per annum announced by Chemical Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At September 30, 1998, the Base Rate was 9.50% per annum.

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

  (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregate $2.85 million. $2.2 million were deemed returned at the consummation of the offering of the Senior Notes upon the distribution by TCA of the $1.7 million in principal amount of Subordinated Notes together with accrued interest and a cash distribution totaling $275,000, 50% to Sun Cove and 50% to the Company. From January 1, 1998 through September 30, 1998, $650,000 has been distributed to the partners, 50% to Sun Cove and 50% to the Company.

  (c) Third, to pay Sun International fee amounts of $2,500,000 on April 30, 1996, $2,500,000 on October 31, 1996, $2,700,000 on April 30, 1997 and
        every six months thereafter, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all PIK Amounts (defined as interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15), during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). On November 8, 1996 the Company purchased from Sun International $19,150,000 principal amount of Subordinated Notes and Sun International assigned to the Company its right to receive $3,850,000 of the Subordinated Notes Fee Amounts payable on April 30, 1996, October 31, 1996 and April 30, 1997 and from May 1, 1997 and every six months thereafter each of the Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts payable beginning October 31, 1997. At September 30, 1998 and September 30, 1997, $13,717,913 and $7,710,398, respectively, had been paid by TCA (50% to the Company and 50% to Sun International) in terms of this third priority.

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

        During September 1997 and on October 12, 1998, the Company purchased from Sun International $2.5 million principal amount of the outstanding Non-PIK Completion Guarantee Notes and the Company is required to purchase from Sun International on October 12, 1999 $2.5 million principal amount of the outstanding Non-PIK Completion Guarantee Notes owned by Sun International, at the purchase price equal to the outstanding principal balance of the Non-PIK Completion Guarantee
        Notes to be purchased, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Note Fee Amounts.

        At September 30, 1998 and September 30, 1997, $13,439,002 ($662,500 to
        the Company and $12,776,502 to Sun International) and $4,826,502 ($0 to the Company and $4,826,502 to Sun International), respectively, had been paid by TCA in terms of this fourth priority.

  (e) Fifth, to pay Sun International fee amounts of $80,000 on October 31, 1996, $1,350,000 on April 30, 1997 and every six months thereafter, beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of PIK Completion Guarantee Notes (including the applicable PIK Amounts) outstanding during the applicable Semi-Annual Period. At September 30, 1998 and September 30, 1997, $4,607,251 and $1,430,000, respectively, had been paid by TCA in terms of this fifth priority.

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


 *(g) Seventh, payment of a Development Services Fee to SIML equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At September 30, 1998 and September 30, 1997, $8,305,000 and $2,041,000,
        respectively, had been paid by TCA as Development Services Fee.

  (h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA)of TCA plus 25% the Organizational and Administrative Fee, as defined, and the Marketing and Casino Operations Fee, as defined. After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be distributed in equal amounts to SIML and the Company.

        On September 28, 1998 the Company entered into an employment agreement, which has been filed as an exhibit to this form 10-Q, with Len Wolman. The employment agreement precludes the Company from making any payments to Len Wolman until the Company's obligations to the Senior Note holders in terms of the Indenture have been satisfied in full. The Company's directors and officers are not compensated by the Company, but have received and will receive compensation as part of the operating expenses of TCA as detailed under points (a) and (h) above.

        At September 30, 1998 and September 30, 1997, $7,323,653 ($3,661,826 to
        SIML, $521,296 to affiliates of the Company and $3,140,530 to the Company) and $0, respectively, had been paid by TCA in terms of this eighth priority.

 *(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At September 30, 1998 and September 30, 1997, $5,520,000 and $0, respectively, had been paid by TCA in terms of this ninth priority.

  (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount will be paid 50% to Sun Cove and 50% to the Company. At September 30, 1998 and September 30, 1997, $2,029,090 and $0,
        respectively, had been paid by TCA in terms of this tenth priority.


  (k) Eleventh, payment on a pari passu basis of the Organizational and Administrative Fee to the Company (equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 millions and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million) and the Marketing and Casino Operations Fee to SIML (equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 millions and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million). At September 30, 1998 and September 30, 1997, $6,128,527 and $0,
        respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

  (l)   Twelfth, all Excess Cash distributed 50% to Sun Cove and 50% to the
        Company.

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

For the nine months ended September 30, 1998, the Company received $7,672,698 from TCA and $1,792,945 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $40,038,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period of the Authority ending September 30, are subject to year-end adjustment. For the nine month period ended September 30, 1997, the Company received $3,946,749 in cash distributions from TCA and $1,904,516 was due from TCA, which represents the Company's share of approximately $21,254,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the nine months ended September 30, 1998 and September 30, 1997 the Company also received $224,680 and $299,574, respectively, in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.


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

Payments by the Authority on the Subordinated Notes, Non-PIK Completion
-----------------------------------------------------------------------
Guarantee Notes and PIK Completion Guarantee Notes (collectively the
--------------------------------------------------------------------
"Authority Subordinated Notes")
-------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Secured Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Secured Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e)certain other amounts (not to exceed $6.8 million) for such period), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Secured Notes) for such period and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Secured Notes). If the holders of the Authority Senior Secured Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. In the event that the Company receives an offer to purchase the Authority Subordinated Notes that is holds, the Indenture requires the Company to accept such offer in the same proportion as Sun International. For the nine months ended September 30, 1998 and September 30, 1997 the Company did not receive any cash payments on the Authority Subordinated Notes that it holds from the Authority.

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


Results of Operations
---------------------

Comparison of operating results for the quarters ended September 30, 1998
-------------------------------------------------------------------------
and September 30, 1997
----------------------

Total revenue for the quarter ended September 30, 1998 was $4,590,939 compared with $1,084,271 for the quarter ended September 30, 1997. The increase was attributable to an increase in interest and dividend income of $138,438, an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $303,967 and an increase in organization and administrative fee income - Trading Cove Associates as detailed under point
(k) of the table set forth above under "Overview of Current and Future Cash Flows", of $3,064,263. The payment of these fees is a result of the profitable operations of the Mohegan Sun.

Total expenses for the three months ended September 30, 1998 were $2,383,140 compared with $2,248,363 for the three months ended September 30, 1997. Interest expense decreased by $112,487, as a result of the redemption of $3,529,000 principal amount of Senior Notes on November 15, 1997, general and administrative costs increased by $30,726 primarily attributable to an increase in accounting fees of approximately $53,500 (the Company paid accounting fees to an affiliate totaling $54,000 during the quarter ended September 30, 1998, which was funded by capital contributions of the members) an increase in insurance expense of approximately $8,100 and by a decrease in legal fees of approximately $31,600, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $221,133 and amortization on deferred financing costs decreased by $4,595.

Equity in income of Trading Cove Associates for the three months ended September 30, 1998 was $802,868 compared with $2,084,514 for the three months ended September 30, 1997, as a result of the decrease in income from Trading Cove Associates of $1,281,646 due to the timing of payments pursuant to the Omnibus Financing Agreement.

As a result of the foregoing factors the Company experienced net income of $3,010,667 for the quarter ended September 30, 1998 compared with net income of $920,422 for the quarter ended September 30, 1997.

Comparison of operating results for the nine months ended September 30, 1998
----------------------------------------------------------------------------
and September 30, 1997
----------------------

Total revenue for the nine months ended September 30, 1998, was $11,547,627 compared with $4,617,020 for the nine months ended September 30, 1997. The increase was attributable to an increase in interest and dividend income of $220,836, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", of $271,228, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $233,750, an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $3,140,530 and an increase in organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", of $3,064,263. The payment of these fees is a result of the profitable operations of the Mohegan Sun.

Total expenses for the nine months ended September 30, 1998 were $7,082,668 compared with $6,656,275 for the nine months ended September 30, 1997.
Interest expense decreased by $343,961, as a result of the redemption of $3,529,000 principal amount of Senior Notes on November 15, 1997, general and administrative costs increased by $101,339 primarily attributable to an increase in accounting fees of approximately $59,900 (the Company paid accounting fees to an affiliate totaling $54,000 during the nine months ended September 30, 1998, which was funded by capital contributions of the members), an increase in legal fees of approximately $27,600, an increase in insurance expense of approximately $24,400 and to a reclassification during the nine months ended September 30, 1997, of certain charges that had previously been expensed to deferred financing costs, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $644,169 and amortization on deferred financing costs increased by $24,846 due to additional deferred financing costs incurred.

Equity in income (loss) of Trading Cove Associates for the nine months ended September 30, 1998 was $(75,191) compared with $1,224,549 for the nine months ended September 30, 1997, as a result of the decrease in income from Trading Cove Associates of $1,299,740 due to the timing of payments pursuant to the Omnibus Financing Agreement.

As a result of the foregoing factors the Company experienced net income of $4,389,768 for the nine months ended September 30, 1998 compared with a net loss of $(814,706) for the nine months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 the Company purchased from Sun International $2.5 million
Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts (total cost approximately $2.8 million). On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

For the nine months ended September 30, 1998 and September 30, 1997 cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $2,703,506 and $(2,488,364), respectively.

Current assets increased from $9,980,267 to $10,118,339 at September 30, 1998. The increase was caused primarily by the payment of fees and distributions by TCA as a result of the profitable operations of the Mohegan Sun, and partially offset by the purchase of the beneficial interest - Leisure Resort Technology, Inc. out of cash in escrow and the interest payment to the Senior Note holders of $3,918,776 on May 15, 1998.

Current liabilities increased from $1,081,043 to $3,905,543 at September 30, 1998. The increase was attributable to the decrease in accrued expenses of $56,953, an increase in accrued fee on Senior Notes payable of $922,065 and an increase in accrued interest on Senior Notes payable of $1,959,388.

For the nine months ended September 30, 1998 and September 30, 1997 cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $3,047,273 and $16,000,002, respectively. The decrease was caused primarily by the sale of temporary investments during July, August and September 1997, which were not reinvested until after September 30, 1997, the purchase during September 1997 from Sun International of $2.5 million of the outstanding principal amount of Non-Pik Completion Guarantee Notes owned by Sun International and by the return on investment in 15% subordinated notes receivable of $1,957,660 that the Company received during the nine months ended September 30, 1997 that the Company did not receive during the nine months ended September 30, 1998.


The Company did purchase utilizing existing cash reserves from Sun International on October 12, 1998 and is required to purchase on October 12, 1999 $2.5 million of the outstanding principal amount of Non-PIK Completion Guarantee Notes owned by Sun International. The purchase price which was paid and is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d) (i) and (d) (ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of September
30, 1998, $32.5 million principal was outstanding as Non-PIK Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 in additional investments in TCA (as of September 30, 1998, $325,000 had been invested in TCA) may be required by the Company in connection with the proposed expansion of the Mohegan Sun. See point 4 of the Waiver, as described in Note 6 to the Condensed Financial Statements included in Item 1.

For the nine months ended September 30, 1998 and September 30, 1997 cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $(201,790) and $(373,560), respectively, primarily for additional disbursements that related to deferred financing costs. For the nine months ended September 30, 1998 and September 30, 1997, contributions by members totaled $54,000 and $0, respectively.

The Company is required to make a mandatory redemption on November 15 and May 15 of each year, which commenced on November 15, 1997, of Senior Notes using 100% of Company Excess Cash, as defined in the Indenture, held by the Company in excess of $10 million, as of the preceding September 30 and March 31. There was no Company Excess Cash as of September 30, 1998.

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. The Company anticipates regular payments from TCA based on the results of the Authority and Management Fees payment by the Authority.


Year 2000 Issues
----------------

The Company is negotiating with an independent Year 2000 issues consultant, to address any Year 2000 compliance issues (the issue of computer programs and encoded computer chips or processors that use only two digits to represent the year, that may be unable to process transactions accurately and could produce inaccurate or unpredictable results before, on and after January 1, 2000). The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt the operation of the Company. The Company estimates that it will be Year 2000 compliant by the end of June 1999. The total cost associated with the required modifications, if any, for the Company to become Year 2000 compliant is currently not expected to materially impact the Company's overall financial position. The estimated total cost to be incurred by the Company in order for it to become Year 2000 compliant, is approximately $20,000.

The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. As both of these sources of revenues are dependant on the level of revenues generated by the Mohegan Sun, the Company believes, based on discussions with the Mohegan Sun's management, that a Year 2000 compliance plan has been implemented by the Mohegan Sun and that the Mohegan Sun is taking reasonable steps to insure that all Mohegan Sun Year 2000 issues are being timely addressed by:

            (i) Conducting company-wide awareness and inventory programs, with the assistance of outside consultants retained by the Mohegan Sun.

            (ii) Testing and, as appears to be necessary, upgrading and replacing material systems, including hardware, software and embedded chip equipment.

            (iii) Contacing various business partners or suppliers in an effort to ascertain the extent of each of their respective Year 2000 compliance efforts (The Mohegan Sun is in the process of assembling and analyzing that data to determine its impact on the Mohegan Sun's business in the Year 2000), and

            (iv) Preparing to replace business partners or suppliers with alternates in the event the Mohegan Sun has reason to believe they will not be Year 2000 compliant.

Due to the general uncertainty inherent in the Year 2000 issues, resulting mainly from uncertainty of the Year 2000 compliance of the Mohegan Sun, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Mohegan Sun's management believes that the Mohegan Sun is making every reasonable effort to minimize or eliminate any material disruption that may result from Year 2000 issues.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          NOT APPLICABLE.

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

                   10.6          Limited Liability Company Agreement of
                                 Waterford Gaming, L.L.C., dated as of
                                 September 30, 1996, among Slavik Suites, Inc.,
                                 LMW Investments, Inc. and Waterford Gaming,
                                 L.L.C. (i)
                   10.7          Note Purchase Agreement, dated as of October
                                 19, 1996, among Sun International Hotels
                                 Limited, Waterford Gaming, L.L.C. and Trading
                                 Cove Associates. (i)
                   10.8          Note Purchase Agreement, dated as of September
                                 29, 1995, between the Mohegan Tribal Gaming
                                 Authority and Sun International Hotels Limited
                                 relating to the Subordinated Notes. (i)
                   10.9          Management Agreement, dated as of July 28,
                                 1994, between the Mohegan Tribe of Indians of
                                 Connecticut and Trading Cove Associates. (i)
                   10.10         Management Services Agreement, dated September
                                 10, 1997. (ii)
                   10.11         Development Services Agreement, dated September
                                 10, 1997. (ii)
                   10.12         Subdevelopment Services Agreement, dated
                                 September 10, 1997. (ii)
                   10.13         Completion Guarantee and Investment Banking and
                                 Financing Arrangement Fee Agreement, dated
                                 September 10, 1997. (ii)
                   10.14         Settlement and Release Agreement, dated
                                 January 6, 1998, by and among Leisure Resort
                                 Technology, Inc., Lee R. Tyrol, Trading Cove
                                 Associates, Slavik Suites, Inc., LMW
                                 Investments, Inc., RJH Development Corp.,
                                 Waterford Gaming, L.L.C. and Sun Cove
                                 Limited.  (iii)
                   10.15         Waiver and Acknowledgment of Noteholder.  (iv)
                   10.16         Relinquishment Agreement, dated February 7,
                                 1998, between the Mohegan Tribal Gaming
                                 Authority and Trading Cove Associates.  (v)
                   10.17         Development Services Agreement, dated February
                                 7, 1998, between the Mohegan Tribal Gaming
                                 Authority and Trading Cove Associates.  (v)
                   10.18         Agreement, dated September 28, 1998, by and
                                 among, Waterford Gaming, L.L.C., Slavik
                                 Suites, Inc., LMW Investments, Inc., Len
                                 Wolman, Mark Wolman, Stephan F. Slavik, Sr.
                                 and Del J. Lauria (Len Wolman's Employment
                                 Agreement). (v)
                   21.1          Subsidiaries of Waterford Gaming, L.L.C. (i)
                   21.2          Subsidiaries of Waterford Gaming Finance
                                 Corp. (i)
                   27            Financial Data Schedule. (vi)

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

          (v)   Filed herewith.

         (vi)   Included in Edgar filing only.

    (b)    Form 8-K filed on August 14, 1998.

           Item 5.

           The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

           Date of Report: August 13, 1998


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998      By: /s/Len Wolman
                                  Len Wolman, Chief Executive Officer


Date: November 13, 1998      By: /s/Del Lauria
                                  Del Lauria, Chief Financial Officer


