Form 10-K
period 1998-12-31
WATERFORD GAMING LLC
filed 1999-03-02
CIK 1028911

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                                OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________


                  Commission file number 333-17795


                      WATERFORD GAMING, L.L.C.
       (Exact name of registrant as specified in its charter)

               Delaware                           06-1465402
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)          Identification No.)

     914 Hartford Turnpike, P.O. Box 715
             Waterford, CT                           06385
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (860)442-4559

Securities registered pursuant to Section 12(b) of the Act:

Title of each class    Name of each exchange on which registered
        NONE


Securities registered pursuant to Section 12(g) of the Act:
                          NONE
                    (Title of Class)

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

                        WATERFORD GAMING, L.L.C.
                           INDEX TO FORM 10-K

PART I.                                                               PAGE

Item 1.   Business                                                      1
Item 2.   Properties                                                   23
Item 3.   Legal Proceedings                                            23
Item 4.   Submission of Matters to a Vote of Security Holders          23

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                  24
Item 6.   Selected Financial Data                                      25
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          27
Item 8.   Financial Statements and Supplementary Data                  35
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          35

PART III.

Item 10.  Directors and Executive Officers of the Registrant           36
Item 11.  Executive Compensation                                       37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   38
Item 13.  Certain Relationships and Related Transactions               38

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                          39

                                     PART I


ITEM 1. BUSINESS

A.  GENERAL

Waterford Gaming, L.L.C. (the "Company") is a special purpose company, formed solely for the purpose of holding its partnership in Trading Cove Associates ("TCA"), a Connecticut general partnership and the manager of the Mohegan Sun Casino (the "Mohegan Sun") and investments in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is a Delaware limited liability company formed on September 30, 1996. Waterford Gaming Finance Corp. ("Finance"), a Delaware corporation, is a wholly owned subsidiary of the Company. The principal executive offices of the Company and Finance are located at 914 Hartford Turnpike, Waterford, Connecticut 06385 and their telephone number is (860)442-4559.

The Limited Liability Company Agreement of the Company (the "Agreement") is effective until September 30, 2020 and may be terminated by unanimous decision of the members or upon the occurrence of events as stated in the Agreement. The Agreement provides for the property, affairs and business of the Company to be managed by a four-member Board of Directors which consists of two directors appointed by Slavik Suites, Inc. ("Slavik") and two directors appointed by LMW Investments, Inc.("LMW") (the "Board of Directors"). A quorum for the Board of Directors requires all four members. LMW and Slavik initially contributed capital to the Company consisting of all of their respective interests in TCA. Additional capital contributions may be made to the Company by its members on a pro rata basis. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by certain members pursuant to the terms set forth in the Agreement; however, the indenture, between the Company and Finance, as the Issuers, and Fleet National Bank, as Trustee, relating to $65,000,000 12-3/4% Senior Notes due November 15, 2003 (the "Indenture"), prohibits the Company from incurring additional indebtedness. The Agreement also provides that any disputes which arise under the Agreement and which remain unresolved after 30 days will be settled through arbitration. LMW, one of the two members of the Company, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of the Company, Slavik, is based in Detroit,

Michigan and is a developer and operator of hotels. The principals of Slavik were some of the first developers of "way-of-life" communities (i.e., communities with a mix of single-family and multiple family housing, golf courses or marinas and supportive office and commercial facilities). The principals of Slavik own over 4,900 apartment units which they developed and built. Slavik owns interests in the Company and other partnerships that operate hotels. The directors of Slavik are Stephan F. Slavik, Sr., Len Wolman and Del
J. Lauria. Mr. Slavik is the managing member of Slavik Enterprises, LLC, a residential development company that has developed and constructed more than 6,000 single family homes, 15,000 multiple-family housing units and several planned developments. Mr. Lauria, who has an accounting and finance background, is the Executive Vice President of Slavik. Prior to the offering of the 12-3/4% Senior Notes due November 15, 2003, of which $65,000,000 in aggregate principal amount was issued on November 8, 1996 (the "Senior Notes"), Slavik and LMW were partners of TCA. In connection with the formation of the Company, Slavik and LMW each contributed to the Company their interests in TCA in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the Senior Notes, (i) $6,666,667 of the proceeds were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3,333,333 of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the Senior Notes to purchase RJH Development Corp.'s ownership interest in TCA. As a result of these transactions (collectively the "Reorganization"), each of Slavik and LMW own 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of TCA. In connection with the Reorganization, TCA distributed $850,000 in principal amount of 15% subordinated notes receivable from the Authority to the Company. As a result of the Reorganization, the only two partners of TCA are the Company and Sun Cove Limited ("Sun").

The Company, together with Finance has issued the Senior Notes. The Senior Notes bear interest at a rate of 12-3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997 using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000 as of the preceding September 30 and March 31.

On February 24, 1999, the Company and Finance launched a tender offer for all of the outstanding Senior Notes and are soliciting consents from the registered holders of the Senior Notes to effect certain amendments to the Indenture.

The purchase price to be paid by the Company and Finance for Senior Notes validly tendered and accepted for purchase will be an amount that is the greater of $1,124.67 and the price that will be determined in accordance with a pricing formula that is based on a fixed spread of 50 basis points over the yield of the 5.875% U.S. Treasury Note due November 15, 1999 as of 2:00 p.m., New York City time, on March 3, 1999, as well as accrued and unpaid interest up to, but not including, the payment date.

Holders who provide consents to the proposed amendments will receive a consent payment of $30 per $1,000 principal amount of Senior Notes tendered and accepted for purchase pursuant to the offer if they provide their consents on or prior to 5:00 p.m., New York City time, on March 3, 1999, unless such date is extended. The Company's and Finance's obligation to accept for purchase and to pay for Senior Notes in the tender offer is conditioned on, among other things, consents by holders of the requisite principal amount to effect the desired Indenture modifications.

As a result of the proposed expansion project at the Mohegan Sun a Waiver and Acknowledgement (the "Waiver") was delivered by the holders of the Senior Notes and accepted by the Company, under the Indenture during April 1998. The following is a summary of the material terms of the Waiver and is qualified in its entirety by the actual terms of the Waiver, which has been filed as an exhibit to the Company's Quarterly Report, for the quarter ended March 31, 1998 on Form 10-Q, Securities and Exchange Commission (the "Commission") File No. 333-17795, as accepted by the Commission on May 14, 1998. In consideration of the receipt of 1.5% (one hundred and fifty basis points) of the principal amount of Senior Notes beneficially owned by the holders of the Senior Notes (the "Fee") the holders acknowledged, declared and agreed as follows:

     i) The holders of the Senior Notes are familiar with i) the Indenture, ii) the Relinquishment Agreement, as defined, iii) the Letter, as defined, iv) the Development Agreement, as defined, v) the Side Letter relating to various waivers, dated February 7, 1998 between the Authority and TCA (the "Waiver Side Letter"), and together with the Relinquishment Agreement, as defined, the Letter, as defined, and the Development Agreement, as defined, (the "Transaction Agreements") and vi) the excerpt (the "Excerpt") from the Memorandum, as defined.

     ii) The Transaction Agreements and the Excerpt and the transactions contemplated thereby do not terminate, amend or waive any provision of an Operative Document in a manner adverse to the economic interest of the Holders (as defined in the Indenture), or otherwise violate or conflict with any provision of the Indenture.

     iii) The payment of the Fee ($922,065) does not violate or conflict with any provisions of the Indenture.

     iv) The Company may pay up to $5,000,000 to fund certain development expenses in connection with the proposed expansion project at the Mohegan Sun.

     v) Payment of the Fee is subject to receipt of regulatory approvals of the Transaction Agreements. The Fee was paid during December, 1998.

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes, as defined, that it holds.


Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company now has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun, an affiliate of Sun International Hotels Limited ("Sun International"). Sun International is a publicly traded international resort and gaming company which develops premier resort and gaming properties throughout the world.

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


Until January 1, 2000, Trading Cove will continue as the exclusive manager of the Mohegan Sun. Under the Management Agreement, the Tribe has granted to TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities, including the Authority and to train members of the Tribe and others in the management of the Mohegan Sun. The Management Agreement is not assignable by either party without the prior consent of the other party and the National Indian Gaming Commission. Pursuant to the terms of the Management Agreement, the Tribe and TCA have agreed that neither party may establish or operate any other gaming facility within the states of Connecticut or Rhode Island without first obtaining the consent of the other party, which consent may not be unreasonably withheld. In addition, TCA has agreed to use its best efforts to promote and manage the Mohegan Sun and the Tribe has agreed that, except as required by law, it will not adopt any amendments to its gaming ordinances that would materially adversely affect TCA's right to operate and maintain the Mohegan Sun. The Management Agreement provides that neither the Tribe nor any of its agents, affiliates or representatives will impose any taxes, fees, assessments or other charges on payments of any debt service to TCA or any lender, on the Mohegan Sun or the revenues therefrom or on the management fee payable to TCA thereunder and, if any such tax is imposed, TCA has the right to obtain compensation from the Tribe in an amount equal to the tax.

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

TCA's primary source of revenue is management fees under the Management Agreement (the "Management Fees"). The Management Fees are paid monthly and are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):


                        I                 II               III
                  --------------  ------------------  ---------------
                    40% of Net    Revenues in Tier I    Revenues in
                  Revenues up to         plus             Tiers I &
                                      35% of Net       II plus 30% of
                                       Revenues         Net Revenues
                                       between             above
                  --------------  ------------------  ---------------
Year 1............    $50,546       $50,547-$63,183       $63,183
Year 2............    $73,115       $73,116-$91,394       $91,394
Year 3............    $91,798       $91,799-$114,747      $114,747
Year 4............    $95,693       $95,694-$119,616      $119,616
Year 5............   $104,107      $104,108-$130,134      $130,134
Year 6 (subject to
Buyout Option)....   $114,335      $114,336-$142,919      $142,919
Year 7 (subject to
Buyout Option)....   $130,944      $130,945-$163,680      $163,680

As defined in the Management Agreement, "Net Revenues" of the Mohegan Sun means the amount of the gross revenues of the facility less operating expenses and certain specified categories of revenue, such as income from any financing or refinancing, taxes or charges received from patrons on behalf of and remitted to a governmental entity, proceeds from the sale of capital assets, insurance proceeds and interest on the capital replacement reserve. Net Revenues also include Net Gaming Revenues, which are equal to the amount of the "net win" from Class III Gaming operations (i.e., the difference between gaming wins and losses) less all gaming-related operational expenses excluding the Management Fees. Within 25 days after the end of each calendar month, TCA is required to calculate and report to the Tribe, the gross revenues, operating expenses and net revenues.

In addition, TCA is required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve.

TCA and the Authority have agreed to terminate the Management Agreement effective January 1, 2000. The Management Agreement is terminable by the Authority prior to January 1, 2000 if (a) TCA fails to perform any material duty or obligation after notice, or (b) TCA's gaming license is withdrawn as a result of the conviction of any director or officer of TCA for a criminal felony or misdemeanor gaming offense directly related to the performance of TCA's duties.

TCA and the Authority agreed that in connection with the termination of the Management Agreement (the "Waiver Side Letter") for purposes of calculating the Management Fees between February 7, 1998 and the Relinquishment Date, as defined, i) the term accrued interest expense as that term is defined in the Authority Senior Secured Notes Indenture shall continue to be calculated based on the amount of interest expense that would be payable on the existing Authority Senior Secured Notes notwithstanding any refinancing of any such indebtedness or any additional financing obtained by the Authority prior to the Relinquishment Date, as defined; ii) any bond premium or other expense associated with any repayment or repurchase of the Authority Senior Secured Notes as a result of any refinancing of the Authority Senior Secured Notes or any additional financing raised by the Authority prior to the Relinquishment Date, as defined, would not constitute an operating expense, and iii) no effect shall be given to any charge that the Authority is required to make in connection with the Relinquishment Agreement, as defined, and/or the Development Agreement, as defined.

On February 7, 1998, TCA and the Tribe and the Authority finalized contract negotiations and are prepared to move forward with an estimated $750 million expansion project at the Mohegan Sun.

Under the terms of the new agreement (the "Relinquishment Agreement"), TCA will continue to manage the Mohegan Sun under the existing Management Agreement until January 1, 2000. On January 1, 2000 the existing Management Agreement will terminate and the Authority will assume day-to-day management of the Mohegan Sun. Under this "Relinquishment Agreement" to compensate TCA for terminating its management rights, the Authority has agreed to pay to TCA 5% of gross revenues (the "Relinquishment Fee") generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000. Gross revenues include revenues generated by the planned expansion, and exclude revenues generated by any other expansion of the Mohegan Sun and bingo revenues.


On October 23, 1998 the BIA determined that the Relinquishment Agreement is not subject to the approval authority of the Secretary of the Interior (United States Department of the Interior). The final approval is a stipulated declaratory judgement by the Gaming Disputes Court of the Tribe upholding the validity and enforceability of the Relinquishment Agreement. During February 1999 the parties received the stipulated declaratory judgement, however, the Relinquishment Agreement is not effective until the Authority's refinancing has been consummated, which is expected to occur on March 3, 1999.

Relinquishment Agreement
------------------------

The payments under the Relinquishment Agreement will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of "revenues." "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues (including, without limitation, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires). Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000.

The Relinquishment Agreement provides that each of the senior and junior relinquishment payments are subordinated in right of payment to payment of senior secured obligations including the Authority's bank credit facility, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations including the Authority's 8 1/2% Senior Notes due 2006. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to an annual minimum priority distribution to the Tribe from the operations of the Mohegan Sun. The minimum priority distribution currently is $14.0 million and will be adjusted annually to reflect the cumulative increase in the consumer price index.

Under the Relinquishment Agreement, the Authority makes certain covenants for the benefit of TCA, including the following:

     (1) Payments to the Tribe. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Tribe to the Authority, the Authority may not make any distributions to the Tribe or its members at any time any relinquishment payments are outstanding.

     (2) Affiliate Transactions. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Tribe to the Authority, the Authority agrees to abide by certain restrictions on transactions with the Tribe and its members, all as set forth in the relinquishment agreement.

     (3) Replacement/Restoration of the Mohegan Sun. If any portion of the Mohegan Sun's facilities is damaged by fire or other casualty, the Authority shall replace or restore such facilities to substantially the same condition as prior to such casualty, but only to the extent insurance proceeds are available to do so. If sufficient insurance proceeds are not available, the Authority will use reasonable efforts to obtain the required financing, on commercially reasonable terms, to undertake and complete such replacement or restoration.

     (4) Business Purpose. The Authority has agreed that during the term of the Relinquishment Agreement it will only engage in the casino gaming and resort business (and any incidental business or activity) and will continue to operate the Mohegan Sun as currently operated.

Under the Relinquishment Agreement, the Authority and TCA agree to cooperate with each other to effect an orderly transition of the operations of the Mohegan Sun to the Authority. Each of the parties also agrees that it will not solicit any employee of the other party or any affiliate of the other party for five years.

TCA has granted to the Authority an exclusive and perpetual license with respect to trademarks and other similar rights, including the "Mohegan Sun" name, used at or developed for the Mohegan Sun. The Authority has agreed, however, that it will only use the word "Sun" in conjunction with the Mohegan Sun and together with "Mohegan" or "Mohegan Tribe."

With certain limitations set forth in the Relinquishment Agreement, both the Tribe and the Authority waive immunity from unconsented suit for certain enforcement rights of TCA arising under the Relinquishment Agreement.

The Relinquishment Agreement shall automatically terminate and be of no further force and effect if on or prior to January 1, 2000, Sun International's qualification under the New Jersey Casino Control Act is irrevocably revoked, unless within 30 days of such revocation an entity approved by the Authority, in its sole and absolute discretion, is assigned Sun International's interest in TCA and otherwise satisfies the provisions of the Management Agreement.

Development Services Agreement
------------------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Mohegan Sun expansion for a $14.0 million development fee.

TCA expects to enter into a subcontract with Sun International Management Limited, to provide a portion of the services under the development services agreement. Sun International Management Limited intends to enter into a subcontract with Wolman Construction, L.L.C. related to the performance of such services and Wolman Construction, L.L.C., in turn, plans to subcontract with the Slavik Company for a portion of its fee. See "Certain Transactions."

During the design phase, TCA will assist the Authority in the engagement of the architect and the construction manager, the preparation of design, construction, and furnishings budgets, preliminary program evaluation, design development and the approval of final detailed plans and specifications prepared by the architect. The Authority has chosen Kohn Pedersen Fox Associates PC as the architect for the expansion. The Authority has agreed to assign to TCA its responsibilities under any architectural and/or engineering agreements to allow TCA to supervise and administer directly the duties of the architect and/or engineer thereunder.

The Development Agreement provides that the design and construction of the expansion must comply with all federal and Connecticut statutes and regulations that otherwise would apply if the expansion were located outside the jurisdictional boundaries of the Tribe's land.

During the construction phase, TCA will be responsible for the administration and supervision of the construction manager and the entire construction process. TCA will act as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA will be responsible for overseeing all persons performing work on the expansion site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

As permitted by the Development Agreement, the Authority has elected to engage a retail consultant to oversee the design and construction of the retail facilities in the expansion. This work will be under the overall supervision of TCA, which will integrate the design and construction of the retail facilities with that of the other components of the expansion.

The Development Agreement requires TCA to implement procedures described in the Tribal Employment Rights Ordinance. In effect, this requires TCA to give preference to business entities or persons which have been approved by the Authority in the selection of all contractors, vendors and suppliers engaged in the development of the expansion. In addition to the staffing of the operations of the expansion, the Development Agreement requires that TCA give preference to qualified members of the Tribe (and their spouses and children) and thereafter to enrolled members of other federally recognized Indian tribes.

The Authority will purchase equipment, furniture and furnishings required to operate the expanded facilities from vendors selected by TCA or lease such equipment, furniture and furnishings on terms arranged by TCA and approved by the Authority.

The Authority will pay the development fee to TCA quarterly beginning on January 15, 2000 until the completion date of the expansion based on incremental completion of the expansion as of each payment date. As a result of the subcontracts described above, Waterford will not receive any distributions of the development fee.

The Development Agreement terminates after the earlier of completion of the expansion or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the agreement to arbitration and have agreed that punitive damages may not be awarded to either party by any arbitrator. The Authority has also waived sovereign immunity for the purposes of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

On February 27, 1998, the Development Agreement was approved by the BIA, however the Development Agreement is not effective until the Authority's refinancing has been consummated, which is expected to occur on March 3, 1999.

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

TCA, Waterford and Sun International are negotiating an amendment to the Amended and Restated Omnibus Financing Agreement as described above. Pursuant to the current terms of the Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995), upon receipt of the Management Fees, TCA is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with TCA's partners or their affiliates. One of the considerations used by the NIGC in determining whether or not to approve a management contract is whether TCA is providing a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of December 31, 1998 the Authority had outstanding the following Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November 2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes is 15% per annum.

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes"). The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes is the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At December 31, 1998, the Base Rate was 9% per annum.

    For purposes of points (c), (d) and (e) below the Company, Sun International and TCA have agreed that the Completion Guarantee Subordinated Notes be split into two principal amounts of $32,500,000 Completion Guarantee Subordinated Notes (the "Non-PIK Completion Guarantee Notes") and $17,500,000 Completion Guarantee Subordinated Notes (the "PIK Completion Guarantee Notes").

The following table sets forth the priority of the distribution from TCA of the Management Fees to its partners or TCA's subcontractors:

  (a) First, for each fiscal year of the Authority, up to $2,000,000 of the Management Services Fee, as defined, will be paid by TCA for expenses. A portion of the Management Services Fee, as defined, will be used to pay the compensation of the officers and directors of the Company.

  (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. As of December 31, 1998 no capital contributions remain outstanding. TCA anticipates making monthly capital calls to fund expenses related to the development of the expansion and these capital calls will be repaid in the month following the month made. These capital contributions aggregated $3,000,000 and were repaid to the partners, 50% to the Company and 50% to Sun.

  (c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts. For the years ended December 31, 1998 and 1997, $17,063,886 and $10,605,380, respectively, had been paid by TCA (50% to the Company and 50% to Sun International) in terms of this third priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000, payments under this priority will cease.


  (d) Fourth, i) to pay every six months beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26 1/2% and the Base Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-PIK Completion Guarantee Notes outstanding during the applicable Semi-Annual Period (the "Completion Guarantee Notes Fee Amounts"), and
          ii) payment of an amount equal to the Base Rate on the Non-PIK Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount will be paid semi-annually pari passu with the amount under paragraph (d) i) above. When the Authority can pay such interest, payment under this paragraph (d) ii) shall be reduced accordingly. When the Authority's Non-PIK Completion Guarantee Notes are redeemed on January 1, 2000 payments under this priority will cease.

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

          During September 1997 and on October 12, 1998, the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Non-PIK Completion Guarantee Notes and the Company is required to purchase from Sun International on October 12, 1999 $2.5 million principal amount of the outstanding first funded Non-PIK Completion Guarantee Notes owned by Sun International, at the purchase price equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Notes Fee Amounts.

          For the years ended December 31, 1998 and 1997, $17,745,252 ($1,325,000 to the Company and $16,420,252 to Sun International) and $7,843,502 ($232,078 to the Company and $7,611,424 to Sun
          International), respectively, had been paid by TCA in terms of this fourth priority.

  (e)     Fifth, to pay Sun International every six months beginning October
          31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of PIK Completion Guarantee Notes (including the applicable PIK Amounts) outstanding during the applicable Semi-Annual Period. At December 31, 1998 and 1997, $6,309,941 and $1,430,000, respectively, had been paid by TCA in terms of this fifth priority. When the Authority's PIK Completion Guarantee Notes are redeemed on January 1, 2000 payments under this priority will cease.

(f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (balance as of December 31, 1998 was $0 and as of December 31, 1997 was approximately $449,000 and has been repaid to the partners, 50% to the Company and 50% to Sun from repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and Tribe).

(g) Seventh, payment of a Development Services Fee to Sun International Management Limited ("SIML") equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At December 31, 1998 and 1997, $8,305,000 and
        $2,041,000, respectively, had been paid by TCA as Development Services Fee.

(h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA) of TCA plus 25% of the Organizational and Administrative Fee, as defined, and the Marketing and Casino Operations Fee, as defined. After deducting operating expenses (which will be the following amounts: $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA is greater than $200.0 million but less than $225.0 million, and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million) the remaining amounts will be distributed in equal amounts to SIML and the Company. A portion of the Management Services Fee will be used to pay the compensation of the officers and directors of the Company.

        For the years ended December 31, 1998 and 1997, $7,323,653 ($3,661,826 to SIML, $521,296 to affiliates of the Company and $3,140,530 to the Company) and $0, respectively, had been paid by TCA in terms of this eighth priority.

(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At December 31, 1998 and 1997, $5,520,000 and $0, respectively, had been paid by TCA in terms of this ninth priority.

(j) Tenth, distribution of an amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount will be paid 50% to Sun and 50%
          to the Company. For the years ended December 31, 1998 and 1997, $2,029,090 and $0, respectively, had been paid by TCA in terms of this tenth priority.

     (k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees will be paid in equal amounts to the Company and SIML. These fees are each equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million. For the years ended December 31, 1998 and 1997, $6,128,527 and $0, respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

     (l) Twelfth, all excess cash distributed 50% to Sun and 50% to the Company.

The Company has the obligation to purchase from Sun International on October 12, 1999, $2.5 million of the outstanding principal amount of the Completion Guarantee Subordinated Notes owned by Sun International.

On February 7, 1998, a Memorandum of Understanding (the "Memorandum") was agreed to by the Company, Sun, Sun International and TCA. The Memorandum provides for the following:

     (i) There will be no change in the existing relationship between Sun and the Company until January 1, 2000.

     (ii) If the Relinquishment Agreement becomes effective, during the 7-year period beginning January 1, 2000, the Company will not be entitled to receive any fees or cash flows from TCA in any year until Trading Cove has first paid Sun consideration the amount of $5.0 million in such year, with the exception of (a) the existing agreement regarding annual operating expenses of TCA which shall not exceed $2,000,000 and (b) the Company's right to receive $2,000,000 to pay such amount to Leisure Resort Technology, Inc. ("Leisure").

     (iii) In terms of the Development Agreement TCA will be paid a development fee of $14.0 million. TCA will subcontract with SIML who, in turn, will subcontract with certain affiliates of the Company to provide certain of the services pursuant to the Development Agreement.

Payments by the Authority on the Subordinated Notes, Non-PIK Completion
-----------------------------------------------------------------------
Guarantee Notes and PIK Completion Guarantee Notes (collectively the
--------------------------------------------------------------------
"Authority Subordinated Notes")
-------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase or retire at least 50% of its Authority Senior Secured Notes and certain fixed charge coverage ratios are met. Accrued and deferred interest payable on the Authority's Subordinated Notes was $31.5 million and $17.9 million at September 30, 1998 and 1997, respectively. All the Authority's Subordinated Notes are due 2003, however principal cannot be paid until the Authority's Senior Secured Notes have been paid in full, unless certain conditions are met. During October 1998 and September 1997, a total of $5.0 million of the Non-PIK Completion Guarantee Notes were purchased by the Company from Sun International. If the holders of the Authority Senior Secured Notes do not accept the excess cash offer, then such amount of the excess cash must be offered to purchase the Authority Subordinated Notes. On February 1, 1999 the Authority made such an offer with excess cash of $51,243,769 to the holders of the Authority Subordinated Notes. Sun International and the Company did not accept the offer.

Pursuant to the terms of the Amended and Restated Omnibus Agreement, TCA is required to pay every six months beginning October 31, 1997, an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period and the denominator of which is $40,000,000. Subject to certain priorities set forth in the Amended and Restated Omnibus Agreement, to the extent that TCA does not receive sufficient Management Fees to pay the full amount of any such payments due, TCA shall pay the entire Management Fees as partial payment and any portion which remains outstanding shall be deferred until TCA receives sufficient Management Fees. In addition, TCA shall pay every six months beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between the Multiplier and the weighted average of principal amount of Non-PIK Completion Guarantee Notes outstanding during the applicable Semi-Annual Period and payment of an amount equal to the Base Rate on the Non-PIK Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon. If the Authority is permitted to accrue and not pay in cash interest on its Non-PIK Completion Guarantee Subordinated Notes, the Amended and Restated Omnibus Agreement provides that TCA will pay the Authority's portion of such interest on such Non-PIK Completion Guarantee Subordinated Notes.

In connection with the issuance of its 8 1/2% Senior Notes due 2006 and 8 3/4% Senior Subordinated Notes due 2009, the Authority intends to implement a covenant defeasance for all of the Authority Subordinated Notes and deposit with the defeasance agent an amount of securities sufficient to satisfy all obligations of such Authority Subordinated Notes. The Authority Subordinated Notes will be defeased to January 1, 2000 when they will be redeemed.

The Mohegan Tribal Gaming Authority
-----------------------------------

The Tribe is a federally recognized Indian tribe with a 390-acre reservation located in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "Management Board"), which consists of the nine members of the Tribal Council (the governing body of the Tribe).

The General Manager of the Mohegan Sun is appointed by TCA, subject to the approval of the Authority; other senior officers of the Mohegan Sun are appointed by TCA. The following table provides information as of December 31, 1998 with respect to (i) each of the executive officers of the Mohegan Sun, (ii) the members of the Management Board and (iii) the Director of Regulation.

NAME                          POSITION
----                          --------
Mark F. Brown                 Member, Management Board
Mitchell Grossinger Etess     Senior Vice President, Marketing, Mohegan Sun
Jayne G. Fawcett              Vice Chair and Member, Management Board
Carlisle M. Fowler            Treasurer and Member, Management Board
Courtland C. Fowler           Member, Management Board
Roland J. Harris              Chairman and Member, Management Board
Jeffrey E. Hartmann           Senior Vice President, Finance and Chief Financial
                                Officer, Mohegan Sun
Glenn R. LaVigne              Member, Management Board
Francis M. Mullen             Director of Regulation
Loretta F. Roberge            Corresponding Secretary and Member, Management
                                Board
Maynard L. Strickland         Member, Management Board
William J. Velardo            Executive Vice President and General Manager,
                                Mohegan Sun
Shirley M. Walsh              Recording Secretary and Member, Management Board

The Management Board also selects representatives to serve on the Business Board. The Authority has established the Mohegan Tribal Gaming Commission (the "Gaming Commission"), which is responsible for the regulation of the Mohegan Sun. The Gaming Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Gaming Commission is responsible for performing background investigations into gaming license applicants and for issuance and revocation of gaming licenses. The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority the land on which the Mohegan Sun is located (the "Site"). The Site is part of the Tribe's 390-acre reservation in southeastern Connecticut, which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.

The Mohegan Sun
---------------

The Mohegan Sun opened on October 12, 1996, as a gaming and entertainment facility. The Mohegan Sun conveys an historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone, and water. The Mohegan Sun is comprised of four quadrants, each of which has its own unique entrance and reflects a seasonal theme - Winter, Spring, Summer and Fall - emphasizing the importance of seasonal changes to Mohegan Tribal life. The 634,500 square foot facility includes 176,500 square feet of gaming space 3,026 slot machines, 150 table games (including blackjack, roulette, craps, baccarat, caribbean stud poker and let it ride), 42 poker tables, and a high stakes bingo hall and a recently opened 9,000 square foot simulcasting race book facility. Food and beverage amenities include the 680-seat Seasons buffet, three full-service themed gourmet restaurants, a 24-hour coffee shop, a New York-style delicatessen, a 9-station food court featuring international and domestic cuisine and multiple full and floor service bars for a total of 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the casino hosts musical entertainment seven days a week. Larger events are currently held in the bingo hall or in temporary facilities constructed on the grounds of the Mohegan Sun, including entertainment and casino marketing activities. Six small retail shops covering 2,276 square feet of retail space provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing to cigars. For non-gaming entertainment, the Mohegan Sun also offers an arcade-type recreation area and a child care facility operated by New Horizons Kids Quest, Inc. The Mohegan Sun has parking spaces for 7,500 guests and for 1,700 employees. The Authority opened a 4,000-square foot, 16-pump service station and convenience store in December of 1998.

For the year ended September 30, 1998, the Authority welcomed approximately 7.5 million guests.

The Mohegan Sun - Expansion
---------------------------

During 1998, the Authority and the Tribe finalized contract negotiations with TCA for the expansion of Mohegan Sun (the "Expansion"), which is currently estimated to cost $750 million (excluding capitalized interest and excluding a $50 million project contingency). The proposed development plans include approximately 100,000 square feet of additional gaming space, a hotel with approximately 1,500 rooms, approximately 100,000 square feet of convention space an entertainment events center with seating for up to 10,000, nine new restaurants and lounges, approximately 300,000 additional square feet of retail space and approximately 6,000 additional guest parking spaces. The Tribe has chosen a site master planning firm, an architect and a project developer for the expansion. These firms, in conjunction with the Tribe, are in the process of developing a construction schedule. As a result, the estimated project cost is still subject to adjustment. The Expansion is expected to break ground in the spring of 1999. Under the Development Agreement, TCA will oversee the planning, design and construction of the Expansion and will receive compensation of $14 million for such services.

The Mohegan Sun - Competition
-----------------------------

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with the Foxwoods Resort Casino and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods is approximately 10 miles from the Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. It is owned and operated by the Mashantucket Pequot Tribe under a separate compact with the State of Connecticut. Foxwoods offers a number of amenities that the Mohegan Sun does not offer, including hotel accommodations, extensive retail shopping and more expansive non-gaming entertainment offerings. Foxwoods has been in operation for seven years and may have greater financial resources than the Authority or the Tribe.

Upon the completion of the expansion, the Authority intends to broaden the Mohegan Sun's market beyond day-trip customers to include guests making overnight or extended stays. This means that the Mohegan Sun will begin to compete for customers with casinos in Atlantic City, New Jersey and, to a lesser extent, gaming resorts such as those on the Gulf Coast of Mississippi and in Nevada. Many of these casinos and other gaming resorts have greater resources and greater name recognition than the Mohegan Sun.

Outside of Atlantic City, New Jersey, casino gaming in the northeastern United States may be conducted only by federally recognized Indian tribes operating under federal Indian gaming law. Currently, (1) the Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun and (2) the St. Regis Mohawk Tribe has initiatives to develop gaming facilities both on its reservation in Hogansburg, New York, near the Canadian border and at the Monticello raceway in the Catskills, located approximately 90 miles from New York City. In addition, at least two other federally recognized tribes in New England are each seeking to establish gaming operations. Several other tribes in New England are seeking federal recognition in order to establish gaming operations. A number of states, including Connecticut and New York, have also investigated legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these other tribes or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such gaming operations will have a material adverse effect on the Authority's operations.

The Mohegan Sun - Employees and Labor Relations
-----------------------------------------------

As of December 31, 1998, the Mohegan Sun employed 5,070 full time employees and 414 seasonal and part-time employees. In recruiting personnel, the Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. Currently, none of the Mohegan Sun's employees are covered by collective bargaining agreements.

The Mohegan Sun - Material Agreements
-------------------------------------
The Mohegan Compact
-------------------

The Tribe and the State of Connecticut agreed in April 1994 to resolve all land disputes and differences and enter into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's lands. This agreement provides, among other things, as follows:

(1) The Tribe is authorized to conduct certain Class III gaming activities on its reservation. The forms of Class III gaming authorized under the Mohegan Compact include (a) certain games of chance, (b) video facsimiles of such authorized games of chance (i.e. slot machines), (c) off-track pari-mutuel betting on animal races, (d) pari-mutuel betting, through simulcasting, on animal races and (e) certain types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

(2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, insure the fair and honest operation of gaming activities and maintain the integrity of all Class III gaming activities. The first of such standards were set forth in the Mohegan Compact and approved by the State of Connecticut gaming agency. State gaming agency approval is required for any revision to such standards. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency.

(3) Law enforcement matters relating to Class III gaming activities will be under the jurisdiction of the State of Connecticut and the Tribe.

(4) All gaming employees must obtain and maintain a gaming license issued by the state gaming agency.

(5) Any enterprise providing gaming services or gaming equipment to the Tribe is be required to hold a current valid registration issued by the Connecticut Division of Special Revenue.

(6) The State of Connecticut will annually assess the Tribe for the costs attributable to the State's regulation of the Tribe's gaming operations and for the provision of law enforcement at the Tribe's gaming facilities.

(7) Net revenues from the Tribe's gaming operations may be applied only for the certain purposes related to Tribe operations and welfare, charitable contributions and payments to local governmental agencies.

(8) Tribal ordinances and regulations governing health and safety standards at the gaming facilities may be no less rigorous than the applicable laws and regulations of the State of Connecticut.

(9) Service of alcoholic beverages within the Tribe's gaming facilities is subject to regulation by the State of Connecticut.

(10) The Tribe waived any defense which it may have by virtue of sovereign immunity in respect to any action in United States District Court to enforce the Mohegan Compact.

In addition, along with the Mohegan Compact, the Tribe and the State of Connecticut entered into a memorandum of understanding providing for the payment of a portion of the Authority's slot machine revenues to the State of Connecticut. Commencing July 1, 1995, for each fiscal year such payment to the State of Connecticut must be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or
(ii) $80.0 million. These payments will not be required if there is a change in the law to permit the operation of commercial casino games by any other person in the State of Connecticut, other than the Mashantucket Pequot Tribe and the Tribe. The Authority expensed $102.3 million for the slot win contribution to the State of Connecticut for the year ended September 30, 1998.

Town of Montville Agreement

On June 16, 1994, the Tribe and the Town of Montville ("Town") entered into an agreement whereby the Tribe agreed to pay the Town, beginning one year after the commencement of slot machine gaming activities, an annual payment of $500,000 to minimize the impact to the Town resulting from the removal of land from the Town's tax rolls into trust for the Tribe. The first and second annual payments were remitted to the Town in October, 1997 and 1998, respectively. Additionally, the Tribe agreed to make a one-time payment of $3,000,000 toward infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 1998, the Town had billed and received payment for approximately $1.1 million of the $3.0 million obligation.

The information concerning Sun International, the Tribe and the Authority has been derived from publicly filed information.

Item 2.  PROPERTIES

The Company does not have an interest in real property.

Item 3.  LEGAL PROCEEDINGS

As derived from publicly filed information, the Authority is a defendant in certain litigations incurred in the normal course of business. In the opinion of the Authority's management, based on the advise of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Authority's financial condition or results of operations.

On December 24, 1998, Leisure wrote a letter to TCA asserting that TCA and/or certain of TCA's partners breached various fiduciary duties to Leisure and that TCA's conduct in negotiating the prior settlement constituted a violation of the anti-fraud provisions of both federal and Connecticut securities laws, as well as violations of other laws. The Company believes that if such claims are pursued, it has meritorious defenses; however no litigation has been filed to date and no assurance can be given that any ultimate claim will be decided in the Company's favor.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 1998.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

Not applicable.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                        For the Year Ended                   For the period September 30, 1996
                                                        ------------------                 (date of commencement of operations)
                                                       1998                   1997                 to December 31,1996
                                                -----------------      -----------------    ------------------------------------
OPERATING RESULTS
  Interest and dividend income                    $  4,873,323          $  4,592,208                     $    623,213
  Subordinated notes fee income -
    Trading Cove Associates                          3,229,253             2,732,530                             --
  Completion guarantee notes fee income -
    Trading Cove Associates                            467,500                  --                               --
  Management services income -
    Trading Cove Associates                          3,584,313                  --                               --
  Organization and Administrative
   fee income -
    Trading Cove Associates                          4,231,768                  --                               --
                                                  ------------          ------------                     ------------

  Total revenue                                     16,386,157             7,324,738                          623,213
                                                  ------------          ------------                     ------------

  Total expenses                                    (9,576,278)           (9,340,510)                      (1,355,985)

  Equity in income (loss) of
    Trading Cove Associates                           (482,869)              834,643                         (384,826)
                                                  ------------          ------------                     ------------

      Net income (loss)                           $  6,327,010          $ (1,181,129)                    $ (1,117,598)
                                                  ============          ============                     ============


OTHER DATA:
  Interest expense                                $  7,837,552          $  8,687,704                     $  1,220,104
  Net cash used in
    operating activities                                  --               5,835,475                             --
  Net cash provided by
    operating activities                             2,561,515                  --                             33,064
  Net cash used in
    investing activities                                  --                    --                         51,345,292
  Net cash provided by
    investing activities                             1,020,625             9,043,282                             --
  Net cash used in
    financing activities                             1,031,555             3,816,560                             --
  Net cash provided by
    financing activities                                  --                    --                         52,152,740

YEAR-END STATUS:
  Total current assets                            $  6,459,361          $  9,980,267                     $ 16,737,416
  Trading Cove Associates -
    equity investment                                8,662,198            10,384,292                       12,682,469
  Beneficial interest - Leisure
    Resort Technology Inc.                           4,191,909                  --                               --
  15% subordinated notes receivable                 32,059,517            27,742,146                       25,965,897
  Completion guarantee subordinated
    notes receivable                                 5,075,000             2,548,162                             --
  Deferred financing costs net of
    accumulated amortization                         3,339,780             2,702,744                        2,788,529
                                                  ------------          ------------                     ------------
  Total assets                                    $ 59,787,765          $ 53,357,611                     $ 58,174,311
                                                  ============          ============                     ============
  Total current liabilities                       $  1,037,887          $  1,081,043                     $  1,273,614
  12-3/4% senior notes payable                      61,471,000            61,471,000                       65,000,000
                                                  ------------          ------------                     ------------
  Total liabilities                               $ 62,508,887          $ 62,552,043                     $ 66,273,614
                                                  ============          ============                     ============

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including its recently announced plans for expansion, financing sources, the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements generally can be identified by, the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "plan", "seek", or "continue" the negative thereof or variations thereon or similar technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Certain Risk Factors
--------------------
Lack of Operations; Dependence on the Mohegan Sun
-------------------------------------------------

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the Company's ownership of the Authority Subordinated Notes, the issuance of the Senior Notes and the making of temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating debt service and capital needs from cash flows from TCA and until January 1, 2000, payments of principal and interest under the Authority Subordinated Notes to the extent that such payments are payable in cash.

TCA has one current source of revenue, Management Fees under the Management Agreement. After January 1, 2000, TCA will no longer be entitled to receive such Management Fees. Although TCA is entitled to a $14.0 million development fee under the Development Agreement, it intends to enter into subcontracts with affiliates of Sun International and with affiliates of the Company to provide the services required by such agreement and is expected to pay such subcontractors a development services fee and incur expenses equal to 3% of the total cost of the expansion. Based upon the estimated cost of the expansion of $750 million, such fees and expenses are expected to be approximately $22.5 million. Such fees are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the expansion cannot exceed $800 million, the actual costs of the expansion may exceed such amounts. If the total costs of the expansion increase, then the total development services fees and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

Commencing on January 1, 2000, TCA will receive relinquishment fees based on a percentage of gross revenues generated by the Mohegan Sun. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, including its obligations under the Authority Subordinated Notes, or to pay Management and/or Relinquishment Fees. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

While the Company expects its future operating cash flows will be sufficient to cover its expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.

Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, the Subordinated Notes (to the extent interest and Subordinated Notes Fee Amounts are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes), Non-PIK Completion Guarantee Notes (to the extent interest and Completion Guarantee Notes Fee Amounts are payable in cash on the Non-PIK Completion Guarantee Notes and to the extent of principal payments on the Non-PIK Completion Guarantee Notes) and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the Senior Notes and additional investments in TCA that may be required in connection with the proposed expansion of the Mohegan Sun (See point 4 of the Waiver, as described in A. General included in Item 1.) No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Management Fee payments by the Authority and from relinquishment fee payments by the Authority.

Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

For the year ended December 31, 1998, the Company received $11,876,129 from TCA and $1,611,288 was due from TCA, which represents the Company's share under the Amended and Restated Omnibus Financing Agreement of approximately $53,683,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period of the Authority ending September 30, are subject to year-end adjustment. For the year ended December 31, 1997 the Company received $7,302,296 under the Amended and Restated Omnibus Financing Agreement from TCA and $293,923 was due from TCA, which represents the Company's share of approximately $28,657,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. For the three month period ended December 31, 1996, the Company received $623,213 from TCA which represents the Company's share of approximately $1,990,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. For the three month period ended December 31, 1996, the Company received $623,213 from TCA which represents the Company's share of approximately $1,990,000 in net management fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the years ended December 31, 1998, 1997 and the three month period ended December 31, 1996, the Company also received $224,680, $524,254 and $0, respectively, in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due under the terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

Payments on the Authority Subordinated Notes
--------------------------------------------
For the years ended December 31, 1998 and 1997 the Company did not receive any cash payments on the Authority Subordinated Notes from the Authority. The Authority has agreed to redeem the Authority Subordinated Notes on January 1, 2000.

Results of Operations
---------------------
Comparison of operating results for the years ended
---------------------------------------------------
December 31, 1998 and 1997
--------------------------

Total revenue for the twelve months ended December 31, 1998, was $16,386,157 compared with $7,324,738 for the twelve months ended December 31, 1997. This increase was primarily attributable to a substantial increase in gross revenues and profitability of the Mohegan Sun which resulted in higher Management Fees paid to Trading Cove, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $496,723, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $467,500, an increase in management services income - Trading Cove Associates, as detailed under point
(h) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $3,584,313 and an increase in organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $4,231,768. In addition, interest and dividend income increased by $281,115.

Total expenses for the year ended December 31, 1998 were $9,576,278 compared with $9,340,510 for the year ended December 31, 1997. Interest expense decreased by $850,152, as a result of the redemption of $3,529,000 principal amount of Senior Notes on November 15, 1997, general and administrative costs increased by $139,144 primarily attributable to an increase in accounting fees of approximately $60,300 (during the year ended December 31, 1998 and 1997 the Company paid accounting fees to an affiliate totaling $146,300 and $86,000, respectively, which was funded by capital contributions of the members) an increase in legal fees of approximately $42,700 and an increase in insurance expense of approximately $32,600, amortization of beneficial interest - Leisure Resort Technology, Inc. increased by $865,302 and amortization on deferred financing costs increased by $81,474 due to additional deferred financing costs incurred.

Equity in income (loss) of Trading Cove Associates for the year ended December 31, 1998 was $(482,869) compared with $834,643 for the year ended December 31, 1997, as a result of the decrease in income from Trading Cove Associates of $1,317,512 due to the timing of payments by TCA pursuant to the Amended and Restated Omnibus Financing Agreement.

As a result of the foregoing factors the Company experienced net income of $6,327,010 for the twelve months ended December 31, 1998 compared with net loss of $(1,181,129) for the twelve months ended December 31, 1997.

Comparison of operating results for the year ended December 31, 1997 and
------------------------------------------------------------------------
for the period from September 30, 1996 (commencement of operations) to
----------------------------------------------------------------------
December 31, 1996
-----------------

Total revenue for the twelve months ended December 31, 1997 was $7,324,738 compared with $623,213 for the period September 30, 1996 to December 31, 1996. The increase was attributable to an increase in interest and divided income of $3,968,995 and an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $2,732,530.

Total expenses for the year ended December 31, 1997 were $9,340,510 compared with $1,355,985 for the period September 30, 1996 to December 31, 1996. Interest expense increased by $7,467,600 (the Senior Notes were issued on November 8, 1996), general and administrative costs increase by $116,311 primarily attributable to an increase in accounting fees of approximately $86,000 (during the year ended December 31, 1997 the Company paid accounting fees to an affiliate totaling $86,000, $0 for the period ended December 31, 1996, which were funded by capital contributions of the members), an increase in legal fees of approximately $19,700 and an increase in investment managers fees of approximately $13,400 and amortization on deferred financing costs increased by $400,614.

Equity in income (loss) of Trading Cove Associates for the year ended December 31, 1997 was $834,643 compared with $(384,826) for the period September 30, 1996 to December 31, 1996 as a result of the increase in income (loss) from Trading Cove Associates of $2,530,638 due to the timing of payments by TCA pursuant to the Amended and Restated Omnibus Financing Agreement and offset by the increase in amortization of interest purchased of $1,311,169.

As a result of the foregoing factors the Company experienced a net loss of $(1,181,129) for the twelve months ended December 31, 1997 compared to a net loss of $(1,117,598) for the period September 30, 1996 to December 31, 1996.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 and on October 12, 1997 the Company purchased from Sun International $2.5 million Non-PIK Completion Guarantee Notes plus accrued and unpaid interest and Non-PIK Completion Guarantee Fee Amounts (total cost for each purchase approximately $2.8 million). On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of the Organizational and Administrative Fee and Excess Cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

For the years ended December 31, 1998 and 1997 cash provided by (used in) operating activities (as shown in the Financial Statements - Statements of Cash Flows) was $2,561,515 and $(5,835,475), respectively.

Current assets decreased from $9,980,267 to $6,459,361 at December 31, 1998. The decrease was caused primarily by the purchase of the beneficial interest - Leisure Resort Technology, Inc. out of cash in escrow, the interest payments to the Senior Notes holders on May 15 and November 15, 1998 and the payment of the Fee to the Senior Notes holders during December 1998 and partially offset by the payment of fees and distributions by TCA as a result of the profitable operation of the Mohegan Sun.

Current liabilities decreased from $1,081,043 to $1,037,887 at December 31, 1998. The decrease was attributable to the decrease in accrued expenses.

For the years ended December 31, 1998 and 1997 cash provided by investing activities (as shown in the Financial Statements - Statements of Cash Flows) was $1,020,625 and $9,043,282, respectively. The decrease was caused primarily by the payment to Leisure of $5,000,000 in January 1998, the increase in contributions to Trading Cove Associates of $400,000 (to fund certain development expenses in connection with the proposed expansion project at the Mohegan Sun), a decrease in distributions from TCA of $1,493,595 in terms of the second, sixth and tenth priorities of the Amended and Restated Omnibus Financing Agreement, by the decrease of sales and (purchases) of temporary investments net of $9,115,515 and by the decrease in the return on investment in 15% subordinated notes receivable of $1,957,660.

The Company is required to purchase from Sun International on October 12, 1999 $2.5 million of the outstanding principal amount of Non-PIK Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-PIK Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d) (i) and (d) (ii) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement". As of December 31, 1998, $32.5 million in principal amount was outstanding as Non-PIK Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 in additional investments in TCA (as of December 31, 1998, $400,000 had been invested in TCA) may be required by the Company in connection with the proposed expansion of the Mohegan Sun. See point 4 of the Waiver, as described in A. General included in Item 1.

For the years ended December 31, 1998 and 1997 cash used in financing activities (as shown in the Financial Statements - Statements of Cash Flows) was $(1,031,555) and $(3,816,560), respectively. The decrease was caused primarily by the redemption of Senior Notes during November 1997 that did not occur in 1998 partially offset by additional disbursements (principally the Fee paid to Senior Notes holders in December 1998) that related to deferred financing costs. For the years ended December 31, 1998 and 1997, contributions by members totaled $146,300 and $86,000, respectively.

The Company is required to make a mandatory redemption on November 15 and May 15 of each year, which commenced on November 15, 1997, of Senior Notes using 100% of Company Excess Cash, as defined in the Indenture, held by the Company in excess of $10 million, as of the preceding September 30 and March 31.

Year 2000 Issues
----------------

The Company is negotiating with a Year 2000 issues consultant to address any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt its operations. The Company estimates that it will be Year 2000 compliant by the end of June 1999; there can be no assurance that this will be achieved. The total cost associated with any required modifications for the Company to become Year 2000 compliant will not have a material impact on the Company's overall financial position. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. Both of these sources of revenues are dependent on the level of revenue generated by the Mohegan Sun.

As derived from publicly filed information the Authority discloses its Year 2000 readiness as follows:


Year 2000 Date Conversion
-------------------------

The Authority is currently working to verify system readiness for the processing of date-sensitive information by its computerized information systems to the end of the century. The "Year 2000" problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Any of the Authority's programs that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, or not at all, which could result in miscalculations or system failures. As a large facility in a relatively remote location, Mohegan Sun is heavily dependent on a local infrastructure which may not be adequate to take on the challenges of the Year 2000 problem. It is especially dependent on that local infrastructure for critical services such as incoming utilities and outgoing sewage.


The Authority, like many companies, depends on fully operational computer systems in all areas of its business. Additionally, the Authority is dependent upon many vendors such as food and beverage suppliers, outside software suppliers and system integrators to provide uninterrupted service for its operation to run effectively.

With the assistance of an outside consultant, the Authority has implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program includes inventorying entities, identifying problems, planning compliance and implementation strategies, attempting to correct the problems and testing the solutions.

As of February 1999, the Mohegan Sun is approximately 64% in conformance with the Gartner Group Year 2000 best practices model. Mohegan Sun anticipates completion of the program by March 31, 1999. Although there can be no assurance, the Authority has stated that it believes the cost of remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

While the Authority's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

The Company is negotiating with a Year 2000 issues consultant to address any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt its operations. The Company estimates that it will be Year 2000 compliant by the end of June 1999; however there can be no assurance that this will be achieved. The Company currently expects that the total cost associated with any required modifications for the Company to become Year 2000 compliant will not have a material impact on its overall financial position. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

Due to the general uncertainty inherent in the Year 2000 issues, and in particular uncertainty of the Year 2000 compliance of the Mohegan Sun, from which the Company receives its revenues, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page 42.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                      Age                 Position

Len Wolman..............  44      Chairman of the Board and Chief Executive
                                    Officer
Alan Angel..............  42      Chief Financial Officer
Del J. Lauria...........  50      Director and Secretary
Stephan F. Slavik, Sr. .  78      Director
Mark Wolman.............  41      Director


     Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Under Mr. Wolman, Waterford Hotel Group, Inc. has grown from one hotel management contract to 20 properties in six states. Mr. Wolman was actively involved in the development, construction and operation of the Mohegan Sun and will be actively involved in the development and construction of the expansion to the Mohegan Sun. Mr. Wolman was instrumental in the formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman has served on the Business Board which makes the significant business decisions related to the Mohegan Sun since its formation in 1995. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director of Slavik Suites, Inc. Mr. Wolman is the brother of Mark Wolman. Mr. Wolman's wife and Mr. Angel's wife are sisters.

     Alan Angel. Mr. Angel became Chief Financial Officer of Waterford in January, 1999. Since 1997, Mr. Angel has been the Chief Financial Officer of Mystic Suites, LLC. Mystic Suites, LLC is a commercial development firm based in eastern Connecticut which currently holds an ownership interest in six hotels managed by the Waterford Hotel Group. Prior to joining Mystic Suites, LLC, Mr. Angel resided in South Africa and served as Chief Financial Officer of Rowan & Angel cc. Mr. Angel is a certified public accountant and a chartered accountant. Mr. Angel has over 20 years of accounting experience. Mr. Angel's wife and Mr. Wolman's wife are sisters.

     Del J. Lauria. Mr. Lauria became a director of the Company, Chief Financial Officer and Secretary upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel. Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik Suites, Inc., one of the Company's members. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

     Stephan F. Slavik, Sr. Mr. Slavik became a Director of the Company upon its formation. Mr. Slavik is the President of Slavik Suites, Inc. and the Chief Operating Officer and surviving founder of the Slavik Organization. Over his ongoing career, Mr. Slavik has developed or constructed more than 6,000 single family homes, in excess of 15,000 multiple-family housing units and various other real estate developments such as hotels, office buildings, light industrial, golf courses and has subdivided thousands of lots. Mr. Slavik is also an Officer and Director in the Waterford Hotel Group, Inc.

     Mark Wolman. Mr. Wolman became a Director of the Company upon its formation. Mr. Wolman is the president of Wolman Homes, Inc. d/b/a Wolman Construction ("Construction"). Construction is a commercial development and construction firm based in eastern Connecticut. Mr. Wolman has been working with the Mohegan Tribe since 1992 and has been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Wolman is the brother of Len Wolman.

Item 11.  EXECUTIVE COMPENSATION

On September 28, 1998 the Company entered into an employment agreement with Len Wolman. The employment agreement precludes the Company from making any payments to Len Wolman until the Company's obligations to the Senior Note holders in terms of the Indenture have been satisfied in full. The Company's directors and officers are not compensated by the Company, but have received compensation as part of the operating expenses and Management Services Fee of TCA as detailed under points (a) and (h) of the table set forth above under "Amended and Restated Omnibus Financing Agreement".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership interest in the Company.

Name of                                  % Ownership
Beneficial Owner                        in the Company
----------------                        --------------
LMW Investments, Inc. (1) .............     32.2033%
Slavik Suites, Inc. (2)................     67.7967%
                                           ---------
                                           100.0000%
                                           =========

--------------------------
(1) LMW Investments, Inc. is owned 50% by Mr. Len Wolman and 50% by Mr.
    Mark Wolman.  The address for LMW Investments, Inc. is 914
    Hartford Turnpike, P.O. Box 715, Waterford, Connecticut 06385.
(2) Messrs. Len and Mark Wolman each own approximately 11.9% of the outstanding shares of Slavik Suites, Inc. The address for Slavik Suites, Inc. is 32605 West 12 Mile Road, Suite 350, Farmington Hills, Michigan 48334.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Development Agreement between TCA and SIML, TCA shall pay SIML a Development Services Fee. Pursuant to a subcontract, Construction received 20.83% of the Development Services Fee plus $25,000 (total $1.75 million). Construction is owned 50% by Len Wolman (the Company's chief executive officer and chairman of the board of directors) and 50% by Mark Wolman (a member of the Company's board of directors). Pursuant to a subcontract, Construction paid The Slavik Company $250,000 of Construction's $1.75 million. Del J. Lauria (the Company's secretary and member of the Company's board of directors) and Stephan
F. Slavik, Sr. (a member of the Company's board of directors) have a financial interest in The Slavik Company.

The Company paid an affiliate for accounting services in the amount of $146,300 during the year ended December 31, 1998 and $86,000 for the year ended December 31, 1997 which was funded by capital contributions of the members.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, if the Relinquishment Agreement has become effective, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to
 .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets.

In 1998, approximately $690,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1998 and 1997, $7,323,653 ($3,661,826 to SIML, $521,296 to affiliates of the Company and $3,140,530 to the Company) and $0, respectively, had been paid by TCA in monthly Management Services Fees.

Slavik and the other principals of the Company have interests and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

             10.14       Settlement and Release Agreement, dated
                         January 6, 1998, by and among Leisure Resort
                         Technology, Inc., Lee R. Tyrol, Trading Cove
                         Associates, Slavik Suites, Inc., LMW
                         Investments, Inc., RJH Development Corp.,
                         Waterford Gaming, L.L.C. and Sun Cove,
                         Limited (iii)
             10.15       Waiver and Acknowledgement of Noteholder. (iv)
             10.16       Relinquishment Agreement, dated February 7,
                         1998, between the Mohegan Tribal Gaming
                         Authority and Trading Cove Associates.  (v)
             10.17       Development Services Agreement, dated February
                         7, 1998, between the Mohegan Tribal Gaming
                         Authority and Trading Cove Associates.  (v)
             10.18       Agreement, dated September 28, 1998, by and
                         among, Waterford Gaming, L.L.C., Slavik Suites,
                         Inc., LMW Investments, Inc., Len Wolman, Mark
                         Wolman, Stephan F. Slavik, Sr. and Del J.
                         Lauria (Len Wolman's Employment Agreement). (v)
             21.1        Subsidiaries of Waterford Gaming, L.L.C. (i)
             21.2        Subsidiaries of Waterford Gaming Finance Corp. (i)
             27          Financial Data Schedule. (vi)

     (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Securities and Exchange Commission (the "Commission") File No. 333-17795, declared effective on May 15, 1997.

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

     (v) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 333-17795, as accepted by the Company on November 13, 1998.

     (vi) Included in Edgar filing only.

          (b) Financial Statement Schedules

              INDEX TO FINANCIAL STATEMENTS

              Report of Independent Accountants..........................    F-1
              Financial Statements:
              Balance Sheets as of December 31, 1998 and 1997............    F-2
              Statements of Operations for the years ended December 31,
                1998 and 1997 and for the period from September 30, 1996
                (commencement of operations) to December 31, 1996........    F-3
              Statements of Changes in Member's Deficiency for the years ended December 31, 1998 and 1997 and for the period from September 30, 1996 (commencement of operations) to
                December 31, 1996........................................    F-4
              Statements of Cash Flows for the years ended December 31,
                1998 and 1997 and for the period from September 30, 1996
                (commencement of operations) to December 31, 1996........    F-5
              Notes to Financial Statements..............................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE MEMBERS OF
WATERFORD GAMING, L.L.C.

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and the three-month period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 24, 1999