Form 10-K/A
period 1998-12-31
WATERFORD GAMING LLC
filed 1999-03-08
CIK 1028911

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K/A

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

PricewaterhouseCoopers LLP

February 24, 1999

                            WATERFORD GAMING, L.L.C.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash......................................................  $ 2,783,344    $   232,759
  Cash in escrow............................................           --      5,000,000
  Temporary investments.....................................    2,045,430      4,383,379
  Due from Trading Cove Associates..........................    1,611,288        293,923
  Other assets..............................................       19,299         70,206
                                                              -----------    -----------
          Total current assets..............................    6,459,361      9,980,267
                                                              -----------    -----------
Trading Cove Associates -- equity investment................    8,662,198     10,384,292
Beneficial interest -- Leisure Resort Technology, Inc.......    4,191,909             --
Investment in 15% subordinated notes receivable.............   32,059,517     27,742,146
Investment in completion guarantee subordinated notes
  receivable................................................    5,075,000      2,548,162
Deferred financing costs, net of accumulated amortization of
  $1,058,895 and $518,076 at December 31, 1998 and 1997,
  respectively..............................................    3,339,780      2,702,744
                                                              -----------    -----------
          Total assets......................................  $59,787,765    $53,357,611
                                                              ===========    ===========

                      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Accrued expenses..........................................  $    35,172    $    78,328
  Accrued interest on senior notes payable..................    1,002,715      1,002,715
                                                              -----------    -----------
          Total current liabilities.........................    1,037,887      1,081,043
12 3/4% senior notes payable................................   61,471,000     61,471,000
                                                              -----------    -----------
          Total liabilities.................................   62,508,887     62,552,043
                                                              -----------    -----------
Members' (deficiency).......................................   (2,721,122)    (9,194,432)
                                                              -----------    -----------
          Total liabilities and members' deficiency.........  $59,787,765    $53,357,611
                                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            WATERFORD GAMING, L.L.C.

                            STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997
                   AND FOR THE PERIOD FROM SEPTEMBER 30, 1996
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                        FOR THE         FOR THE       SEPTEMBER 30,
                                                       YEAR ENDED      YEAR ENDED        1996 TO
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1998            1997            1996
                                                      ------------    ------------    -------------
Revenue:
  Interest and dividend income......................  $ 4,873,323     $ 4,592,208      $   623,213
  Subordinated notes fee income --
     Trading Cove Associates........................    3,229,253       2,732,530               --
  Completion guarantee note fee income --
     Trading Cove Associates........................      467,500              --               --
  Management services income --
     Trading Cove Associates........................    3,584,313              --               --
  Organization and administrative fee income --
     Trading Cove Associates........................    4,231,768              --               --
                                                      -----------     -----------      -----------
          Total revenue.............................   16,386,157       7,324,738          623,213
                                                      -----------     -----------      -----------
Expenses:
  Interest expense..................................    7,837,552       8,687,704        1,220,104
  General and administrative........................      332,605         193,461           77,150
  Amortization of beneficial interest --
     Leisure Resort Technology, Inc.................      865,302              --               --
  Amortization on deferred financing costs..........      540,819         459,345           58,731
                                                      -----------     -----------      -----------
          Total expenses............................    9,576,278       9,340,510        1,355,985
                                                      -----------     -----------      -----------
                                                        6,809,879      (2,015,772)        (732,772)
  Equity in income (loss) of Trading Cove
     Associates.....................................     (482,869)        834,643         (384,826)
                                                      -----------     -----------      -----------
     Net income (loss)..............................  $ 6,327,010     $(1,181,129)     $(1,117,598)
                                                      ===========     ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                            WATERFORD GAMING, L.L.C.

                  STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                   AND FOR THE PERIOD FROM SEPTEMBER 30, 1996
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                            SLAVIK SUITES, INC.    LMW INVESTMENTS, INC.       TOTAL
                                            -------------------    ---------------------    ------------
Balance, September 30, 1996...............      $       667             $       333         $      1,000
Contributions.............................        2,011,530               1,005,765            3,017,295
Distributions.............................       (6,666,667)             (3,333,333)         (10,000,000)
Net loss..................................         (757,695)               (359,903)          (1,117,598)
                                                -----------             -----------         ------------
Balance, December 31, 1996................       (5,412,165)             (2,687,138)          (8,099,303)
Contributions.............................           58,305                  27,695               86,000
Net loss..................................         (800,766)               (380,363)          (1,181,129)
                                                -----------             -----------         ------------
Balance, December 31, 1997................       (6,154,626)             (3,039,806)          (9,194,432)
Contributions.............................           99,186                  47,114              146,300
Net income................................        4,289,504               2,037,506            6,327,010
                                                -----------             -----------         ------------
Balance, December 31, 1998................      $(1,765,936)            $  (955,186)        $ (2,721,122)
                                                ===========             ===========         ============

    The accompanying notes are an integral part of the financial statements.

                            WATERFORD GAMING, L.L.C.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                   AND FOR THE PERIOD FROM SEPTEMBER 30, 1996
               (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                     FOR THE              FOR THE         FOR THE PERIOD FROM
                                                   YEAR ENDED           YEAR ENDED         SEPTEMBER 30, 1996
                                                DECEMBER 31, 1998    DECEMBER 31, 1997    TO DECEMBER 31, 1996
                                                -----------------    -----------------    --------------------
Cash flows from operating activities:
  Net income (loss)...........................     $ 6,327,010          $(1,181,129)          $ (1,117,598)
  Adjustments to reconcile net income (loss)
    to net cash provided be (used in)
    operating activities:
    Amortization..............................       1,406,121              459,345                 58,731
    Equity in loss (income) of Trading Cove
      Associates..............................         482,869             (834,643)               384,826
    Changes in operating assets and
      liabilities:
    Accrued interest receivable -- 15%
      subordinated notes receivable...........      (4,317,371)          (3,733,909)              (507,448)
    Due from Trading Cove Associates..........      (1,317,365)            (293,923)                    --
    Accrued interest receivable -- completion
      guarantee subordinated notes
      receivable..............................         (27,500)             (47,500)                    --
    Other assets..............................          50,907              (11,145)               (59,061)
    Accrued expenses..........................         (43,156)             (24,818)               (53,510)
    Accrued interest on senior notes
      payable.................................              --             (217,389)             1,220,104
                                                   -----------          -----------           ------------
         Total adjustments....................      (3,765,495)          (4,654,346)             1,150,562
    Net cash provided by (used in) operating
      activities..............................       2,561,515           (5,835,475)                33,064
                                                   -----------          -----------           ------------
Cash flows from investing activities:
  Beneficial interest -- Leisure Resort
    Technology, Inc...........................      (5,057,211)                  --                     --
  Cash in escrow..............................              --           (5,000,000)                    --
  Release of cash in escrow...................       5,000,000                   --                     --
  Contributions to Trading Cove Associates....        (400,000)                  --                     --
  Distributions from Trading Cove
    Associates................................       1,639,225            3,132,820                137,594
  Sales and (purchases) of temporary
    investments -- net........................       2,337,949           11,453,464            (15,836,843)
  Purchase of completion guarantee
    subordinated notes receivable.............      (2,798,125)          (2,798,125)                    --
  Return on investment in completion guarantee
    subordinated note receivable..............         298,787              297,463                     --
  Purchase of 15% subordinated notes
    receivable................................              --                   --            (25,072,543)
  Return on investment in 15% subordinated
    notes receivable..........................              --            1,957,660                612,500
  Trading Cove Associates equity investment...              --                   --            (11,186,000)
                                                   -----------          -----------           ------------
    Net cash provided by (used in) investing
      activities..............................       1,020,625            9,043,282            (51,345,292)
                                                   -----------          -----------           ------------
Cash flows from financing activities:
  Deferred financing costs....................      (1,177,855)            (373,560)            (2,847,260)
  Contributions by members....................         146,300               86,000                     --
  Redemption of senior notes..................              --           (3,529,000)                    --

                                                     FOR THE              FOR THE         FOR THE PERIOD FROM
                                                   YEAR ENDED           YEAR ENDED         SEPTEMBER 30, 1996
                                                DECEMBER 31, 1998    DECEMBER 31, 1997    TO DECEMBER 31, 1996
                                                -----------------    -----------------    --------------------
  Distributions to members....................              --                   --            (10,000,000)
  Proceeds from senior notes issuance.........              --                   --             65,000,000
                                                   -----------          -----------           ------------
    Net cash (used in) provided by financing
      activities..............................      (1,031,555)          (3,816,560)            52,152,740
                                                   -----------          -----------           ------------
Net increase (decrease) in cash...............       2,550,585             (608,753)               840,512
Cash and cash equivalents at beginning of year
  (period)....................................         232,759              841,512                  1,000
                                                   -----------          -----------           ------------
Cash and cash equivalents at end of year
  (period)....................................     $ 2,783,344          $   232,759           $    841,512
                                                   ===========          ===========           ============
Supplemental disclosure of cash flow
  information:
  Cash paid during the year (period) for
    interest..................................     $ 7,837,552          $ 8,905,093           $         --
                                                   ===========          ===========           ============

Supplemental disclosure of noncash investing and financing activities:
  The members transferred their interests, totalling 3,017,295, to the Company on November 8, 1996. This amount was recorded as a capital contribution and as an investment in Trading Cove Associates. Additionally, on November 8, 1996, the Company received, as a distribution, a $850,000 note receivable, along with accrued interest of $148,406.

    The accompanying notes are an integral part of the financial statements.

                            WATERFORD GAMING, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND MEMBERSHIP AGREEMENT:

     Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invests in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority").

     The Company is governed by a board of managers pursuant to the members' agreement referred to in Note 3.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting Method

     The accrual method of accounting is used in the preparation of the financial statements and the partnership income tax returns.

  Temporary Investments

     Temporary investments at December 31, 1998 and 1997 are comprised of an investment in the John Hancock US Government Cash Revenue Fund (the "Fund"). The Fund invests in US dollar denominated securities issued by the US Government, its agencies and instrumentalities. The Fund maintains an average maturity of 90 days or less. The investment is reported at cost plus accrued dividend, which equals market.

  Trading Cove Associates -- Equity Investment

     The Trading Cove Associates -- equity investment is accounted for utilizing the equity method. Included in the investment is $10,600,000 which represents the purchase price paid to a corporation for their 12.5% interest in TCA. This amount is being amortized on a straight-line basis over a 7-year term, which represents the term of the management agreement between TCA and the Authority.

  Deferred Financing Costs

     All costs incurred with the issuance of the Company's $65,000,000 12 3/4% senior notes, payable November 15, 2003 (the "Senior Notes"), were capitalized and are amortized on a straight-line basis over the 7-year term of the Senior Notes.

  Income Taxes

     The Company, as a limited liability company, files federal and state partnership income tax returns which indicate each member's share of taxable income or loss to be reported on each member's tax return. As a result, no provision for federal and state income taxes has been made in the accompanying financial statements.

  Concentration of Credit Risk

     The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. The Company anticipates regular payments from TCA based upon the operating results of the Authority and the related management fees paid by the Authority.

     Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

                            WATERFORD GAMING, L.L.C.

  Fair Value of Financial Instruments

     Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than forced liquidation. However, in many instances, current exchange prices are not available for certain of the Company's financial instruments, since no active market generally exists for such financial instruments.

     Fair value estimates are subjective and are dependent on a number of significant assumptions, based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, technical pronouncements allow a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

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

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 balances to conform to the 1998 presentation.

3.  MEMBER ALLOCATIONS:

     The limited liability company agreement (the "Agreement") is effective until September 30, 2020 and may be terminated by unanimous decision of the members or any other event as stated in the Agreement.

     The members' profits interest, as defined, were adjusted after the 1996 distribution to the members of $10,000,000 made in order to purchase and retire certain indirect ownership interests. The members' respective allocation of income, gains, losses and deductions, as amended, are generally as follows:

Slavik Suites, Inc. ("Slavik")..............................   67.7967%
LMW Investments, Inc. ("LMW")...............................   32.2033%
                                                              --------
          Total.............................................  100.0000%
                                                              ========

4.  INVESTMENT IN TRADING COVE ASSOCIATES:

     TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun, which commenced operation on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations.

     TCA's primary source of revenue is management fees under the Management Agreement (the "Management Fees"). The Management Fees are paid monthly and are calculated at 40%-30% of net

                            WATERFORD GAMING, L.L.C.

revenues of the Mohegan Sun. In addition, TCA is required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve.

     TCA will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. On November 8, 1996, certain partners of TCA withdrew and, concurrently, consented to the admission of the Company as a partner to TCA. Also, on November 8, 1996, the Company acquired an additional interest (12.5%) in TCA from a corporation for $10,600,000. The Company now has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun Cove Limited ("Sun"), an affiliate of Sun International Hotels Limited ("Sun International"). The Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995) established certain priorities for payments to TCA's subcontractors out of available cash flow, if any. The subcontracts are primarily with TCA's partners and their affiliates.

     As of December 31, 1998, 1997 and 1996, the following information relates to Trading Cove Associates. Total revenues and net income are for the years ended December 31, 1998 and 1997 and for the period from November 9, 1996 through December 31, 1996 which represents the period that the Company was a partner in TCA.

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Total assets........................................  $ 8,720,632    $ 6,162,500    $ 7,107,914
Total liabilities...................................   (4,011,858)    (1,074,602)      (488,723)
                                                      -----------    -----------    -----------
Partners' capital...................................  $ 4,708,774    $ 5,087,898    $ 6,619,191
                                                      ===========    ===========    ===========
Total revenue.......................................  $53,766,834    $28,935,534    $ 1,252,196
                                                      ===========    ===========    ===========
Net income (loss)...................................  $ 2,099,326    $ 4,734,346    $  (326,930)
                                                      ===========    ===========    ===========
Company's interest:
Trading Cove Associates -- equity investment,
  beginning of year (period)........................  $10,384,292    $12,682,469    $        --
Contributions.......................................      400,000             --      3,603,295
Interest purchased..................................           --             --     10,600,000
Distributions.......................................   (1,639,225)    (3,132,820)    (1,136,000)
                                                      -----------    -----------    -----------
                                                        9,145,067      9,549,649     13,067,295
                                                      -----------    -----------    -----------
Income (loss) from Trading Cove Associates..........    1,049,663      2,367,173       (163,465)
Amortization of interest purchased..................   (1,532,532)    (1,532,530)      (221,361)
                                                      -----------    -----------    -----------
Equity in income (loss) of Trading Cove
  Associates........................................     (482,869)       834,643       (384,826)
                                                      -----------    -----------    -----------
Trading Cove Associates -- equity investment, end of
  year (period).....................................  $ 8,662,198    $10,384,292    $12,682,469
                                                      ===========    ===========    ===========

     On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and, subject to receipt of regulatory approval, are prepared to move forward with an estimated $750 million expansion project at the Mohegan Sun.

     Under the terms of the new agreement (the "Relinquishment Agreement"), TCA will continue to manage the Mohegan Sun under the existing Management Agreement until the Relinquishment Date (the later of (a) January 1, 2000 or (b) the Effective Date). The Effective Date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals, or (b) the date the Authority's senior secured notes, in the original principal amount of $175,000,000 and due 2002 (the "Authority Senior Secured Notes"), are refinanced or repaid. On the Relinquishment Date, the existing Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of this "Relinquishment Agreement" and to compensate TCA for giving up its rights under the

                            WATERFORD GAMING, L.L.C.

current agreements, the Tribe has agreed to pay to TCA 5% of gross revenues generated from the Mohegan Sun and from the planned expansion, beginning on the Relinquishment Date and ending on the day immediately preceding the fifteenth
(15th) annual anniversary of the Relinquishment Date.

     TCA has also negotiated a second agreement with the Tribe and the Authority, which will make TCA the exclusive developer of the planned expansion of the Mohegan Sun. Under this "Development Agreement", TCA will oversee the planning, design, and construction of the expansion of the Mohegan Sun. TCA will be paid a development fee of $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals, or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing.

     All of the terms of the Relinquishment Agreement and the Development Agreement are subject to the receipt of regulatory approvals. On February 27, 1998 the Development Agreement was approved by the Bureau of Indian Affairs ("BIA"). On October 23, 1998 the BIA determined that the Relinquishment Agreement is not subject to the approval authority of the Secretary of the Interior (United States Department of the Interior). The final regulatory approval is a stipulated declaratory judgment by the Gaming Disputes Court of the Tribe upholding the validity and enforceability of the Relinquishment Agreement. During February 1999 the parties received the stipulated declaratory judgment, however, the Relinquishment Agreement and the Development Agreement are not effective as the Authority's refinancing has not been completed.

     Also on February 7, 1998, a Memorandum of Understanding (the "Memorandum") was agreed to by the Company, Sun, Sun International and TCA. The Memorandum provides for the following:

          (i) There will be no change in the existing relationship between Sun and the Company until January 1, 2000.

          (ii) If the Relinquishment Agreement becomes effective during the 7-year period beginning January 1, 2000, the Company will not be entitled to receive any fees or cash flow from TCA, with the exception of (a) the existing agreement regarding annual operating expenses of TCA which shall not exceed $2,000,000 and (b) the Company's right to receive $2,000,000 to pay such amount to Leisure, in any year until TCA has first paid Sun consideration in the amount of $5,000,000 in such year.

          (iii) In terms of the Development Agreement, TCA will be paid a development fee of $14 million. TCA will subcontract with Sun International Management Limited "SIML" who in turn will subcontract with certain affiliates of the Company to provide the necessary services pursuant to the Development Agreement.

5.  BENEFICIAL INTEREST-LEISURE RESORT TECHNOLOGY, INC.

     On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, the Company and its owners, Sun and former partner of TCA, RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. If, at any time, TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Tribe, or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any other involvement of

                            WATERFORD GAMING, L.L.C.

any kind with the enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company shall pay an additional $2,000,000 to Leisure on the earliest to occur of (i) the retirement of the Senior Notes, (ii) any renewal, extension, refinancing or refunding of, or amendment, modification or supplement to, the Senior Notes, and (iii) November 30, 2003.

     The $5,000,000 payment plus associated costs are amortized on a straight-line basis over the remaining term of TCA's Management Agreement. Accumulated amortization at December 31, 1998 amounts to $865,302.

6.  NOTES RECEIVABLE:

  15% Subordinated Notes Receivable:

     On November 8, 1996, the Company purchased a 15% subordinated note receivable issued by the Authority which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International. The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. As of December 31, 1997 and December 31, 1996, $0 and $1,957,660, respectively, related to subordinated notes fee amounts that were owed by TCA on the 15% subordinated notes. During the year ended December 31, 1998, the Company received $3,229,253 in subordinated notes fee payment from TCA. During the year ended December 31, 1997, the Company received $4,690,190 in subordinated notes fee payments from TCA. These subordinated notes fee payments were netted against the $1,957,660, which resulted in recognition of $2,732,530 in subordinated notes fee income during the year ended December 31, 1997.

     At December 31, 1998 and 1997, the 15% subordinated notes receivable included accrued interest receivable of $12,059,517 and $7,742,146, respectively.

  Completion Guarantee Subordinated Note Receivable:

     On September 22, 1997, and on October 12, 1998, the Company purchased completion guarantee subordinated notes receivable issued by the Authority which mature November 15, 2003, in the aggregate principal amount of $5,000,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 as of September 22, 1997 and October 12, 1998, and completion guarantee note fee amounts totaling $191,250 as of September 22, 1997 and October 12, 1998. As of December 31, 1997, $425 related to completion guarantee note fee amounts that were owed by TCA on the completion guarantee subordinated note. During the year ended December 31, 1998, the Company received $659,175 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $191,675 resulting in recognition of $467,500 in completion guarantee note fee income during the year ended December 31, 1998.

     At December 31, 1998 and 1997, the completion guarantee subordinated note receivable includes accrued interest receivable of $75,000 and $47,737, respectively, and completion guarantee note fee amounts of $0 and $425, respectively. The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At December 31, 1998, the Base Rate was 9.0% per annum and at December 31, 1997 the Base Rate was 9.50% per annum.

     The 15% subordinated notes receivable from the Authority bear interest at 15% per annum. Interest on the Authority's 15% subordinated notes in the principal amount of $40,000,000, due November 2003 and on the Authority's completion guarantee subordinated notes in the principal amount of $50,000,000, due

                            WATERFORD GAMING, L.L.C.

November 2003 (collectively the "Authority Subordinated Notes"), is payable semi-annually in arrears on each May 15 and November 15. Interest is deferred and compounds semi-annually until the Authority retires or offers to purchase at least 50% of its Authority Senior Secured Notes. Interest on deferred interest shall accrue and be deferred semi-annually at the applicable interest rate. The Authority has the option to prepay the Authority Subordinated Notes, subject to certain restrictions contained in the indenture of the Authority Senior Secured Notes. The Authority is required to offer annually to purchase the Authority Senior Secured Notes with 50% of Excess Cash, as defined in the indenture of the Authority Senior Secured Notes. If the holders of the Authority Senior Secured Notes do not accept such purchase offer, then such amount of Excess Cash must be offered to purchase the Authority Subordinated Notes. The Company must accept such offer to purchase its 15% subordinated notes receivable from the Authority in the principal amount of $20,000,000 and completion guarantee subordinated notes receivable from the Authority in the principal amount of $5,000,000 in the same proportion as Sun International. On February 1, 1999 and March 12, 1998 the Authority made such an offer with Excess Cash of $51,243,769 and $29,050,805, respectively to the holders of the Authority Subordinated Notes. Sun International and the Company have not accepted the offers.

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

     The carrying value of the notes receivable, plus accrued interest, plus fee amounts, are stated at cost, which the Company believes approximates market.

     On February 7, 1998, the Company, Sun International, the Authority and the Tribe agreed to a letter of understanding (the "Letter"), regarding the repurchase of the Authority Subordinated Notes. The Letter provides that until January 1, 2000, neither the Authority nor the Tribe shall exercise any option it may have to redeem the Authority Subordinated Notes provided that nothing contained in the Letter, shall limit or amend the rights of the holders of the Authority Subordinated Notes to require the Authority to redeem or repurchase the Authority Subordinated Notes -- pursuant to the Note Purchase Agreement dated as of September 29, 1995 between the Authority and the Sun International.

     On December 15, 1998, Sun International, TCA, the Authority and the Tribe agreed to amend the Letter ("Amended Letter"). The Amended Letter provides that the holders of the Authority Subordinated Notes will not accept the Excess Cash purchase offer with respect to the Authority's fiscal year 1998 and Sun International acknowledges and agrees that the remaining Excess Cash purchase offer shall be inapplicable following the closing of the Authority's refinancing.

7.  12 3/4% SENIOR NOTES PAYABLE:

     The Senior Notes payable at December 31, 1998 and 1997 consist of $61,471,000 aggregate principal amount of the Senior Notes issued on November 8, 1996 by the Company and its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") which mature November 15, 2003. The Senior Notes bear interest at a rate of 12 3/4% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after November 15, 1999. Accrued interest payable on the Senior Notes totaled $1,002,715 as of December 31, 1998, and 1997.

     The Senior Notes are collateralized by the Company's notes receivable (Note
6), cash and temporary investments. The indenture, between the Company and Finance, the Issuers, and Fleet National Bank as Trustee, relating to $65,000,000 12 3/4% Senior Notes due November 15, 2003 (the "Indenture") prohibits the Company and Finance from incurring any other indebtedness other than the Senior Notes.

                            WATERFORD GAMING, L.L.C.

     The Company is required to make a mandatory redemption of Senior Notes on November 15 and May 15 of each year, which commenced on November 15, 1997, using 100% of Company Excess Cash (as defined in the Indenture) held by the Company in excess of $10,000,000, as of the preceding September 30 and March 31. Company Excess Cash as of September 30, 1998 and 1997 totaled $0 and $3,979,590, respectively. On November 15, 1997, $3,529,000 principal amount of Senior Notes were redeemed at the redemption price of 112.750%.

     The fair value of the Senior Notes payable is estimated, based on the quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities.

     As a result of the proposed expansion project at the Mohegan Sun a Waiver and Acknowledgment (the "Waiver") was delivered by the holders of the Senior Notes and accepted by the Company, under the Indenture during April 1998. The following is a summary of the material terms of the Waiver and is qualified in its entirety by the actual terms of the Waiver, which has been filed as an exhibit to the Registrant's Quarterly Report, for the quarter ended March 31, 1998 on Form 10-Q, Securities and Exchange Commission ("Commission") File No. 333-17795, as accepted by the Commission on May 14, 1998. In consideration of the receipt of 1.5% (one hundred and fifty basis points) of the principal amount of Senior Notes beneficially owned by the holders of the Senior Notes (the "Fee") the holders acknowledged, declared and agreed as follows:

          (i) The holders of the Senior Notes are familiar with (i) the Indenture, (ii) the Relinquishment Agreement, (iii) the Letter, (iv) the Development Agreement, (v) the Side Letter relating to various waivers, dated February 7, 1998 between the Authority and TCA (the "Waiver Side Letter"), and together with the Relinquishment Agreement, the Letter, and the Development Agreement, (the "Transaction Agreements") and (vi) the excerpt (the "Excerpt") from the Memorandum.

          (ii) The Transaction Agreements and the Excerpt and the transactions contemplated thereby do not terminate, amend or waive any provision of an Operative Document in a manner adverse to the economic interest of the Holders (as defined in the Indenture), or otherwise violate or conflict with any provision of the Indenture.

          (iii) The payment of the Fee ($922,065) does not violate or conflict with any provisions of the Indenture.

          (iv) The Company may pay up to $5,000,000 to fund certain development expenses in connection with the proposed expansion project at the Mohegan Sun. At December 31, 1998 $400,000 had been funded.

          (v) Payment of the Fee is subject to receipt of regulatory approvals of the Transaction Agreements. The Fee was paid during December 1998 and these costs have been capitalized as deferred financing costs.

8.  RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

     The following is a reconciliation of net income (loss) for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1998 and 1997 and for the period from September 30, 1996 (commencement of operations) to December 31, 1996.

                            WATERFORD GAMING, L.L.C.

                                               FOR THE              FOR THE         FOR THE PERIOD FROM
                                             YEAR ENDED           YEAR ENDED         SEPTEMBER 30, 1996
                                          DECEMBER 31, 1998    DECEMBER 31, 1997    TO DECEMBER 31, 1996
                                          -----------------    -----------------    --------------------
Financial Statement net income (loss)...     $6,327,010           $(1,181,129)          $(1,117,598)
Financial statement equity in (income)
  loss of Trading Cove Associates over
  tax basis equity in (income) loss of
  Trading Cove Associates...............        131,018              (212,768)              156,501
Other...................................         39,999               113,906                12,880
                                             ----------           -----------           -----------
Federal income tax basis net income
  (loss)................................     $6,498,027           $(1,279,991)          $  (948,217)
                                             ==========           ===========           ===========

     The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 1998, 1997 and 1996

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Financial statement members' deficiency.............  $(2,271,122)   $(9,194,432)   $(8,099,303)
Adjustment for cumulative difference between tax
  basis of Trading Cove Associates-equity investment
  and GAAP basis of Trading Cove Associates-equity
  investment........................................      132,082        209,065         39,684
Current year financial statement net loss over
  (under) federal income tax basis net income
  (loss)............................................      171,017        (98,862)       169,381
                                                      -----------    -----------    -----------
Federal income tax basis members' deficiency........  $(2,418,023)   $(9,084,229)   $(7,890,238)
                                                      ===========    ===========    ===========

9.  RELATED PARTY AGREEMENTS AND TRANSACTIONS:

     Pursuant to the Development Services Agreement between TCA and SIML, TCA shall pay SIML a fee ("the Development Services Fee") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Wolman Construction, L.L.C. ("Construction") will receive 20.83% of the Development Services Fee plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Len Wolman (the Company's chief executive officer and chairman of the board of directors) and 50% by Mark Wolman (a member of the Company's board of directors). Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's approximately $1.75 million. Del J. Lauria (the Company's secretary and a member of the Company's board of directors) and Stephan F. Slavik, Sr. (a member of the Company's board of directors) have a financial interest in The Slavik Company. For the years ended December 31, 1998 and 1997, and for the period from September 30, 1996 to December 31, 1996, Construction received $l,749,724, $368,560 and $0, respectively, and The Slavik Company received $250,000, $61,440 and $0, respectively, of their share of the Development Services Fee on a cumulative basis.

     The Company paid amounts to an affiliate for accounting services totaling $146,300, $86,000 and $0 during the years ended December 31, 1998 and 1997 and during the period September 30, 1996 to December 31, 1996, respectively, which was funded by capital contributions of the members.

     On September 28, 1998 the Company entered into an employment agreement with Len Wolman. The employment agreement precludes the Company from making any payments to Len Wolman until the Company's obligations to the Senior Note holders in terms of the Indenture have been satisfied in full.

     In 1998, approximately $690,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1998 and 1997, $7,323,653 ($3,661,826 to SIML, $521,296 to affiliates of the
Company and $3,140,530 to the Company) and $0, respectively, had been paid by TCA in monthly management service fees.

                            WATERFORD GAMING, L.L.C.

     Slavik Suites, Inc. and the other principals of the Company have interests and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

10.  COMMITMENTS AND CONTINGENCIES:

     On December 24, 1998, Leisure wrote a letter to TCA asserting that TCA and/or certain of TCA's partners breached various fiduciary duties to Leisure and that TCA's conduct in negotiating the prior settlement constituted a violation of the anti-fraud provisions of both federal and Connecticut securities laws, as well as violations of other laws. The Company believes that if such claims are pursued, it has meritorius defenses; however no litigation has been filed to date and no assurance can be given that any ultimate claim will be decided in the Company's favor.

11.  SUBSEQUENT EVENTS:

     During the period from January 1, 1999 to February 24, 1999, the Company made a tax distribution to its members in accordance with the terms of the Indenture totalling $1,562,714.

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

     In connection with the issuance of its 8 1/8% Senior Notes due 2006 and 8 3/4% Senior Subordinated Notes due 2009, the Authority intends to implement a covenant defeasance for all of the Authority Subordinated Notes and deposit with the defeasance agent an amount of securities sufficient to satisfy all obligations of such Authority Subordinated Notes. The Authority Subordinated Notes will be defeased to January 1, 2000 when they will be redeemed.

     In connection with the Company and Finance's recently announced debt offering, each of Slavik and LMW intend to contribute their respective interests in the Company to a newly formed Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). The Waterford Group will be the sole member of the Company upon consummation of such offering.

          (c) Reports on Form 8-K

              (i)   Form 8-K filed on January 6, 1999

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the fiscal year ended September 30, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: December 29, 1998

              (ii) Form 8-K filed on February 10, 1999

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 1998, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 3, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WATERFORD GAMING, L.L.C.


/s/ Len Wolman                Chairman of the Board of Directors,
--------------                 Chief Executive Officer
Len Wolman
Date: March 8, 1999


/s/ Alan Angel                Chief Financial Officer
--------------
Alan Angel
Date: March 8, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 8, 1999.

SIGNATURE                      TITLE

/s/ Len Wolman                Chairman of the Board of Directors,
--------------                 Chief Executive Officer
Len Wolman
Date: March 8, 1999


/s/ Del J. Lauria             Member of the Board of Directors,
----------------               Secretary
Del J. Lauria
Date: March 8, 1999

/s/ Mark Wolman               Member of the Board of Directors
--------------
Mark Wolman
Date: March 8, 1999

/s/ Stephan F. Slavik, Sr.    Member of the Board of Directors
-------------------------
Stephan F. Slavik, Sr.
Date: March 8, 1999