Form 10-Q
period 1999-03-31
WATERFORD GAMING LLC
filed 1999-05-17
CIK 1028911

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: 3/31/99

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to___________

          Commission file number: 333-17795


                    Waterford Gaming, L.L.C.
                   --------------------------
     (Exact name of Registrant as specified in its charter)

          Delaware                           06-1465402
   -------------------------------      -------------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

     914 Hartford Turnpike, P.O. Box 715
         Waterford, CT                         06385
 ------------------------------------         ---------
      (Address of principal                  (Zip Code)
        executive offices)

Registrant's telephone number, including area code (860) 442-4559

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No   .




                       WATERFORD GAMING, L.L.C.
                          INDEX TO FORM 10-Q

                                                                 Page
                                                                 Number


PART I  --  FINANCIAL INFORMATION

ITEM 1  --  Financial Statements

Report of Independent Accountants                                  1

Financial Information                                              2

Condensed Balance Sheets of Waterford Gaming, L.L.C.
as of March 31, 1999 (unaudited) and December 31, 1998             3

Condensed Statements of Operations of Waterford
Gaming, L.L.C. for the three months ended March 31, 1999
(unaudited) and March 31, 1998 (unaudited)                         4

Condensed Statements of Changes in Members'
Deficiency of Waterford Gaming, L.L.C. for the
three months ended March 31, 1999 (unaudited)
and March 31, 1998 (unaudited)                                     5

Condensed Statements of Cash Flows of Waterford
Gaming, L.L.C. for the three months ended March 31, 1999
(unaudited) and March 31, 1998 (unaudited)                         6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                     7

ITEM 2  -- Management's Discussion and Analysis of
           Financial Condition and Results of Operations           12

ITEM 3  -- Quantitative and Qualitative Disclosure
           about Market Risk                                       28

PART II -- Other Information

Item 1  -- Legal Proceedings                                       28
Item 2  -- Changes in Securities                                   28
Item 3  -- Defaults upon Senior Securities                         28
Item 4  -- Submission of Matters to a Vote of Security Holders     28
Item 5  -- Other Information                                       28
Item 6  -- Exhibits and Reports on Form 8-K                        29

Signatures - Waterford Gaming, L.L.C.                              33




                  Report of Independent Accountants
                  ----------------------------------


To the Members of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 1999, and the related condensed statements of operations for the three months ended March 31, 1999 and 1998, and the related condensed statements of changes in member's deficiency and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1998, and the related statements of operations and changes in member's deficiency and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
May 11, 1999

                               1



PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

The unaudited condensed financial information as of March 31, 1999, and for the three months ended March 31, 1999, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                       WATERFORD GAMING, L.L.C.

                       CONDENSED BALANCE SHEETS

           March 31, 1999 (Unaudited) and December 31, 1998
                             ____________


                                  March 31,          December 31,
                                    1999               1998
                                 ---------           -----------

               ASSETS

Current assets:
 Cash                         $    6,232,787      $   2,783,344
 Temporary investments                10,849          2,045,430
 Restricted investments           11,875,000             ---
 Due from Trading Cove
   Associates                      2,835,000          1,611,288
 Other assets                         59,765             19,299
                                 ------------       ------------

 Total current assets             21,013,401          6,459,361
                                 ------------       ------------

 Trading Cove Associates
   -equity investment              8,403,149          8,662,198
 Beneficial interest-Leisure
   Resort Technology, Inc.         5,958,796          4,191,909
 Investment in 15%
   subordinated notes
   receivable                     33,232,426         32,059,517
 Investment in completion
   guarantee subordinated
   notes receivable                5,187,500          5,075,000
 Deferred financing costs,
   net of accumulated
   amortization of $15,795
   and $1,058,895 at March 31,
   1999 and December 31, 1998,
   respectively                    4,154,007          3,339,780
 Leasehold improvements, net of
   accumulated depreciation of
   $1,273 and $0 at March 31,
   1999 and December 31, 1998,
   respectively                       47,727             ---
                                -------------      ------------


  Total assets                $   77,997,006      $  59,787,765
                              ==============      =============


               LIABILITIES AND MEMBERS' DEFICIENCY

 Current liabilities:
   Accrued expenses           $      635,737      $      35,172
   Accrued interest on
   senior notes payable              494,792          1,002,715
                              --------------      -------------

   Total current liabilities       1,130,529          1,037,887

 12-3/4% senior notes payable        ---             61,471,000

 9-1/2% senior notes payable     125,000,000            ---
                              --------------      -------------

   Total liabilities             126,130,529         62,508,887
                              --------------      -------------

 Members' deficiency             (48,133,523)        (2,721,122)
                              --------------      -------------

   Total liabilities and
    members' deficiency        $  77,997,006      $  59,787,765
                               =============      =============

The accompanying notes are an integral part of these condensed financial statements.


                       WATERFORD GAMING, L.L.C.

                  CONDENSED STATEMENTS OF OPERATIONS

     for the three months ended March 31, 1999 and March 31, 1998

                             (Unaudited)
                         ____________________

                               For the three       For the three
                               months ended        months ended
                               March 31, 1999      March 31, 1998
                               --------------      --------------

Revenue:
 Interest and dividend
   income                     $  1,359,582         $   1,143,105
 Completion guarantee notes
   fee income - Trading
   Cove Associates                 ---                    21,250
 Management services income -
   Trading Cove Associates         665,355             1,813,759
 Organization and
   administrative fee income -
   Trading Cove Associates       5,639,486               ---
                               ------------        --------------

  Total revenue                  7,664,423             2,978,114
                               ------------        --------------

Expenses:
 Interest expense                9,981,386             1,959,388
 General and administrative        179,869                94,704
 12-3/4% senior notes tender
   expense                         648,486               ---
 Amortization of beneficial
   interest - Leisure Resort
   Technology, Inc.                233,113               204,307
 Amortization on deferred
   financing costs               3,355,575               115,518
 Depreciation - leasehold
   improvements                      1,273               ---
                               ------------        -------------


  Total expenses                14,399,702             2,373,917
                               ------------        -------------
                                (6,735,279)              604,197
 Equity in income(loss)
   of Trading Cove
   Associates                      208,610              (443,258)
                               ------------        --------------

   Net income(loss)           $ (6,526,669)        $     160,939
                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                                  WATERFORD GAMING, L.L.C.

                   CONDENSED STATEMENTS OF CHANGES IN MEMBER'S DEFICIENCY

                 for the three months ended March 31, 1999 and March 31, 1998

                                                (Unaudited)
                                          ________________________

                                          For the three months ended
                                                March 31, 1999



                           Slavik              LMW                   Waterford Group,
                           Suites, Inc.        Investments, Inc.     L.L.C.                Total
                          -------------       ----------------      ---------------    -------------

Balance, January 1        $  (1,765,936)      $    (955,186)                          $ (2,721,122)

Contributions - January 1
  - March 17                     33,220              15,780                                 49,000

Distributions - January 1
  - March 17                 (1,277,787)           (606,945)                            (1,884,732)

Net income(loss)-
  January 1 - March 17       (5,067,483)         (2,407,045)                            (7,474,528)

Transfer of interest          8,077,986           3,953,396      (12,031,382)               ---

Distributions                   ---                   ---        (37,050,000)          (37,050,000)

Net income(loss)                ---                   ---            947,859               947,859
                           ----------------      --------------  ------------         --------------

Balance, March 31        $      ---              $      ---      $(48,133,523)         $(48,133,523)
                         ===================     ==============  =============         =============


                              For the three months ended
                                    March 31, 1998


                        Slavik           LMW Investments,
                        Suites, Inc.     Inc.               Total
                        --------------   ---------------    -------

Balance, January 1      $ (6,154,626)    $ (3,039,806)      $(9,194,432)

Contributions -
  January 1- March 31         ---              ---              ---

Distributions -
  January 1 - March 31        ---              ---              ---

Net income(loss) -
  January 1 - March 31       109,111          51,828           160,939
                        -------------    -------------     ------------
Balance, March 31       $ (6,045,515)    $ (2,987,978)     $(9,033,493)
                        =============    =============     ============



The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING, L.L.C.

                  CONDENSED STATEMENTS OF CASH FLOWS

     for the three months ended March 31, 1999 and March 31, 1998

                             (Unaudited)

                        ______________________


                                   For the three            For the three
                                   months ended             months ended
                                   March 31, 1999           March 31, 1998
                                   --------------           --------------

Cash flow from operating
  activities:
  Net income(loss)                 $   (6,526,669)          $    160,939
                                   ---------------          -------------

  Adjustments to reconcile
    net income(loss) to net
    cash (used in) provided by
    operating activities:
       Amortization                     3,588,688                319,825
       Depreciation                         1,273                ---
       Equity in (income)
         loss of Trading
         Cove Associates                 (208,610)               443,258
       Changes in operating
         assets and liabilities:
     Due from Trading Cove
      Associates                       (1,223,712)            (1,519,836)
     Other assets                         (40,466)                38,563
     Accrued interest
      receivable - 15%
      subordinated notes
      receivable                       (1,172,909)            (1,014,956)
     Accrued interest
      receivable - completion
      guarantee subordinated
      notes receivable                   (112,500)               (51,221)
     Accrued expenses                     160,504                271,177
     Accrued interest on
      senior notes payable               (507,923)             1,959,388
                                   ---------------         --------------
          Total adjustments               484,345                446,198
                                   ---------------         --------------

   Net cash (used in)
     provided by
     operating
     activities                        (6,042,324)               607,137
                                    --------------         --------------


Cash flow from investing activities:
  (Purchases) and sales of temporary
    investments - net                  (9,840,419)               (57,618)
  Beneficial interest - Leisure
    Resort Technology, Inc.            (2,000,000)            (5,057,211)
  Distributions from Trading Cove
    Associates                            667,659                224,680
  Contributions to Trading Cove
    Associates                           (200,000)               ---
  Leasehold improvements                  (49,000)               ---
  Release of cash in escrow               ---                  5,000,000
  Return on investment in completion
    guarantee subordinated notes
    receivable                            ---                        425
                                     -------------          -------------
   Net cash (used in)
     provided by investing
     activities                       (11,421,760)               110,276
                                    --------------          -------------

Cash flows from financing
  activities:
  Proceeds from 9-1/2%
    senior notes issuance             125,000,000                ---
  Redemption of 12-3/4%
    senior notes                      (61,471,000)               ---
  Distributions to members            (38,934,732)               ---
  Deferred financing costs             (3,729,741)              (255,790)
  Contributions by members                 49,000                ---
                                    --------------          -------------
   Net cash provided
     by (used in)
     financing activities              20,913,527               (255,790)
                                    --------------          -------------

Net increase (decrease) in cash         3,449,443                461,623

Cash and cash equivalents at
  beginning of quarter                  2,783,344                232,759
                                    --------------          -------------

Cash and cash equivalents at
  end of quarter                    $   6,232,787           $    694,382
                                    ==============          =============


Supplemental disclosure of
  cash flow information:
  Cash paid during the
    quarter for interest            $  10,489,309           $    ---
                                    ==============          =============

Supplemental disclosure of
  non-cash financing
  activities:
  Deferred financing costs
    funded through accrued
    expenses                        $     440,061           $    ---
                                    ==============          =============

The accompanying notes are an integral part of these condensed financial statements.


                      WATERFORD GAMING, L.L.C.

               NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

                        ______________________



1.   Basis of Presentation:

     The unaudited condensed interim financial statements have been prepared in accordance with the policies described in the Company's 1998 audited financial statements and should be read in conjunction with the Company's 1998 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K/A as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 8, 1999. The condensed Balance Sheet at December 31, 1998, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K/A and required by generally accepted accounting principles.

     The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999, and the results of operations, the statement of members' deficiency and cash flows for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's existing $65 million 12-3/4% senior notes (the $65 Million Senior Notes).

2.   Trading Cove Associates - Equity Investment:

     As of March 31, 1999 and 1998, the following summary information relates to Trading Cove Associates ("TCA").
     Total revenues and net income are for the three months ended
     March 31, 1999 and 1998:



                                 March 31,     March 31,
                                   1999          1998
                                 ---------     ----------

Total assets                   $10,761,020    $ 9,206,938
Total liabilities               (5,804,077)    (4,688,650)
                               -----------    -----------

Partners' capital              $ 4,956,943    $ 4,518,288
                               ===========    ===========

Total revenue                  $15,397,856    $12,628,335
                               ===========    ===========

Net income(loss)               $ 1,183,486    $  (120,250)
                               ===========    ===========

Company's interest:
  Trading Cove Associates -
   equity investment,
   beginning of quarter        $ 8,662,198    $10,384,292
  Contributions                    200,000        ---
  Distributions                   (667,659)      (224,680)
                               -----------    -----------

                                 8,194,539     10,159,612
                               -----------    -----------

Income(loss) from Trading Cove
  Associates                       591,743        (60,125)
Amortization of interests         (383,133)      (383,133)
  purchased                    -----------    -----------

Equity in income(loss) of
 Trading Cove Associates           208,610       (443,258)
                               -----------    -----------

Trading Cove Associates -
 equity investment             $ 8,403,149    $ 9,716,354
                               ===========    ===========


3.   Beneficial Interest - Leisure Resort Technology, Inc.

     On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, the Company and its owners, Sun Cove Limited ("Sun Cove") and former partner of TCA, RJH Development Corp., claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. If, at any time, TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Tribe, or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any involvement of any kind with the enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company shall pay an additional $2,000,000 to Leisure on the earliest to occur of
     (i) the retirement of the $65 Million Senior Notes, (ii) any renewal, extension, refinancing or refunding of, or amendment, modification or supplement to, the $65 Million Senior Notes, and (iii) November 30, 2003. On March 17, 1999, the $65 Million Senior Notes were retired and on March 18, 1999, the Company paid $2,000,000 to Leisure.

     The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 1999 and 1998 amounts to $1,098,415 and $204,307, respectively.

4.   15% Subordinated Notes Receivable:

     On November 8, 1996, the Company purchased a 15% subordinated note receivable from the Mohegan Tribal Gaming Authority (the "Authority") an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe"), which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543.
     In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated notes receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406.
     The 15% subordinated notes receivable from the Authority bear interest at 15% per annum.

     At March 31, 1999 and December 31, 1998, the 15% subordinated notes receivable included accrued interest receivable of $13,232,426 and $12,059,517, respectively.


5.   Completion Guarantee Subordinated Notes Receivable:

     On September 22, 1997, and on October 12, 1998, the Company purchased a completion guarantee subordinated note receivable issued by the Authority which matures on November 15, 2003, in the aggregate principal amount of $5,000,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 as of September 22, 1997 and October 12, 1998, and completion guarantee note fee amounts totaling $191,250 as of September 22, 1997 and October 12, 1998. As of December 31, 1997, $425 related to completion guarantee note fee amounts that were owed by TCA on the completion guarantee subordinated note. During the quarter ended March 31, 1998, the Company received $21,675 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $425 resulting in recognition of $21,250 in completion guarantee notes fee income during the quarter ended March 31, 1998.

     The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At March 31, 1999, the Base Rate was 9.0% per annum and at March 31, 1998 the Base Rate was 9.50% per annum.

     At March 31, 1999 and December 31, 1998, the completion guarantee subordinated notes receivable includes accrued interest receivable of $187,500 and $75,000, respectively.

6.   $65 Million 12-3/4% Senior Notes Payable:

     The $65 Million Senior Notes payable at March 31, 1999 and
     December 31, 1998, consist of $0 and $61,471,000,
     respectively, aggregate principal amount of the $65 Million
     Senior Notes issued on November 8, 1996 by the Company and
     Finance.

     The $65 Million Senior Notes were redeemed as part of the Company's and Finance's $125 Million Senior Notes offering which was completed on March 17, 1999.

7.   $125 Million 9-1/2% Senior Notes Payable:

          General. On March 17, 1999, the Company and Finance, issued $125 Million Senior Notes. Payment of the principal of, and interest on, the $125 Million Senior Notes is subordinate in right of payment to all of their existing and future secured debts.

          Interest. Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum commencing on September 15, 1999.

          Optional Repayment. The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Finance may elect to redeem the $125 Million Senior Notes at any time after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 15, 2004 and declining to 104.318% after March 15, 2005, 103.455% after March 15, 2006, 102.591% after March 15,
     2007, 101.727% after March 15, 2008, 100.864% after March
     15, 2009 and to 100% after March 15, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

          Mandatory Repayment. If the Company and Finance have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001, 106.909% after March 15,
     2002, 106.045% after March 15 2003, 105.182% after March 15,
     2004, 104.318% after March 15, 2005, 103.455% after March
     15,2006, 102.591% after March 15,2007, 101.727% after March
     15, 2008, 100.864% after March 15, 2009 and to 100.000%
     after March 15, 2010). In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

          Covenants. The indenture relating to the $125 Million Senior Notes (the "Indenture") contains certain affirmative and negative covenants customarily contained in agreements of this type, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

8.   Change of Ownership:

     In connection with the Company's and Finance's recently completed issuance of $125 Million Senior Notes, each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware Limited Liability Company, Waterford Group, L.L.C. (the "Waterford Group"). The Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company.


9.   Related Party Agreements:

     The Company paid an affiliate for accounting services in the amount of $95,200 during the quarter ended March 31, 1999 and $0 for the quarter ended March 31, 1998.

     On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets.

     Slavik and the other principals of the Company have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


Item 2.   Management's Discussion and Analysis of Financial
          --------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma, "anticipates", "intends" or the negative of any thereof or other variations thereon or comparable technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Development and Operational Activities
---------------------------------------

The operation of the Company or its predecessors in its role as a managing general partner of TCA has been to assist the Tribe and the Authority in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, TCA has overseen the Mohegan Sun's day-to-day operations.

On February 7, 1998, TCA and the Tribe and the Authority finalized contract negotiations and are moving forward with a significant expansion project (the "Project") at the Mohegan Sun.

Under the terms of an agreement (the "Relinquishment Agreement"), TCA will continue to manage the Mohegan Sun under the existing Management Agreement until the Relinquishment Date (the later of
(a) January 1, 2000 or (b) the Effective Date). The Effective Date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals, or (b) the date the Authority's senior secured notes, in the original principal amount of $175,000,000, and due 2002 (the "Authority Senior Notes"), are refinanced or repaid. The final required approval was received during February 1999 and the Authority's refinancing was completed during March 1999. Accordingly, the Relinquishment Date has been determined to be January 1, 2000.
On the Relinquishment Date, the existing Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of the Relinquishment Agreement and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to pay to TCA 5% of revenues, as defined, (the "Relinquishment Fees") beginning on the Relinquishment Date and ending on the day immediately preceding the fifteenth (15th) annual anniversary of the Relinquishment Date. The Relinquishment Fees will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of revenues, as defined. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000, for the quarter ended March 31, 2000 and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000, for the six months ended June 30, 2000.

TCA has also negotiated a second agreement with the Tribe and the Authority (the "Development Agreement"), which has made TCA the exclusive developer of the Project. Under this Development Agreement, TCA will oversee the planning, design, and construction of the Project. TCA will be paid a development fee (the "Development Fee") of $14 million under the terms of the Development Agreement. The effective date under the Development Agreement is the first day of the first calendar month following the later of (a) the date the Authority receives all required approvals, or (b) closing of the anticipated refinancing of certain of the Authority's existing indebtedness, together with construction financing. The Development Agreement became effective April 1, 1999. The Development Fee shall be paid as follows: on January 15, 2000 and thereafter within fifteen (15) days following the end of each calendar quarter until the Project is completed, the Authority shall pay TCA a percentage of the Development Fee equal to the completed percentage of the Project as of December 31, 1999 and on the incremental completed percentage at the end of each successive calendar quarter.


Certain Risk Factors
---------------------
Lack of Operations; Dependence on the Mohegan Sun
--------------------------------------------------

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the Company's ownership of the Authority Subordinated Notes, as defined, the issuance of the $125 Million Senior Notes and the making of temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs from cash flows from TCA and until January 1, 2000, payments of principal and interest under the Authority Subordinated Notes, as defined, to the extent that such payments are payable in cash.

TCA has one current source of revenue, management fees under the Management Agreement (the "Management Fees"). After January 1, 2000, TCA will no longer be entitled to receive such Management Fees. Although, TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with affiliates of Sun International who in turn have entered into a subcontract with affiliates of the Company to provide the services required by such agreement and is to pay such subcontractors a development services fee and incur expenses equal to 3% of the Project. Based upon the estimated cost of the Project, $750 million, such fees and expenses are expected to be approximately $22.5 million. Such fees are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the Project cannot exceed $800 million, the actual costs of the Project may exceed such amounts. If the total costs of the Project increase, then the total development services fees and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

Commencing on January 1, 2000, TCA will receive Relinquishment Fees based on a percentage of gross revenues generated by the Mohegan Sun. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, including its obligations under the Authority Subordinated Notes, as defined, or to pay Management and/or Relinquishment Fees. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

While the Company expects its future operating cash flows will be sufficient to cover its expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.


Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, the Subordinated Notes, as defined, (to the extent interest and Subordinated Notes Fee amounts, as defined, are payable in cash on the Subordinated Notes and to the extent of principal payments on the Subordinated Notes), Non-Pik Completion Guarantee Notes, as defined, (to the extent interest and Completion Guarantee Note Fee Amounts, as defined, are payable in cash on the Non-Pik Completion Guarantee Notes, as defined, and to the extent of principal payments on the Non-Pik Completion Guarantee Notes, as defined) and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required in connection with the Project. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

Sources of Revenues
--------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes, as defined, that it holds. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Management Fees payments by the Authority and from Relinquishment Fees payments by the Authority.


Distributions on the Company's Partnership Interest in TCA
-----------------------------------------------------------

TCA's primary source of revenue for 1999 is Management Fees.  The
Management Fees are paid monthly and are calculated in three tiers based upon Net Revenues, as defined, of the Mohegan Sun set forth below (in thousands):

               I                 II                    III
          -----------       ---------------      ---------------
          40% of Net        Net Revenues in      Net Revenues in
           Revenues           Tier I Plus        Tiers I and II
            up to             35% of Net         plus 30% of Net
                               Revenues             Revenues
                               between               above
          -----------       ---------------      ---------------

Year 1      $50,546        $ 50,547-$63,183         $ 63,183
Year 2      $73,115        $ 73,116-$91,394         $ 91,394
Year 3      $91,798         $91,799-$114,747        $114,747
Year 4      $95,693         $95,694-$119,616        $119,616

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

Pursuant to the Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995) (the "Omnibus Financing Agreement"), upon receipt of the Management Fees, TCA is required to make a number of different types of payments to its subcontractors. The subcontracts are primarily with TCA's partners or their affiliates. One of the considerations used by the National Indian Gaming Commission (the "NIGC") in determining whether or not to approve a management contract is whether TCA is providing a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, as defined, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of March 31, 1999, the Authority had outstanding the following
Authority Subordinated Notes, as defined.

1.   15% subordinated notes principal amount $40,000,000 due
     November 2003 (the "Subordinated Notes").

2.   Completion guarantee subordinated notes principal amount
     $50,000,000 due November 2003 (the "Completion Guarantee
     Subordinated Notes").

     For purposes of points (c), (d) and (e) below, the Company, Sun International and TCA have agreed that the Completion Guarantee Subordinated Notes be split into two principal amounts of $32,500,000 Completion Guarantee Subordinated Notes (the "Non-Pik Completion Guarantee Notes") and $17,500,000 Completion Guarantee Subordinated Notes (the "Pik Completion Guarantee Notes").

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


(b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated $3,400,000 and were repaid to the partners, 50% to the Company and 50% to Sun Cove. As of March 31, 1999, no capital contributions remain outstanding.

     TCA anticipates making monthly capital calls to fund expenses related to the development of the Project and these capital calls will be repaid in the month following the month made.

(c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts. For the quarters ended March 31, 1999 and 1998, $0 had been paid by TCA in terms of this third priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000, payments under this priority will cease.

(d) Fourth, i) to pay every six months beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26-1/2% and the Base
     Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-Pik Completion Guarantee Notes outstanding during the applicable Semi-Annual Period (the "Completion Guarantee Notes Fee Amounts"), and ii) payment of an amount equal to the Base Rate on the Non-Pik Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount will be paid semi-annually pari passu with the amount under paragraph (d) i) above. When the Authority can pay such interest, payment under this paragraph (d) ii) shall be reduced accordingly. When the Authority's Subordinated Notes are redeemed on January 1, 2000 payments under this priority will cease.

     In addition, when the Authority pays Sun International any amounts relating to the Non-Pik Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA.

     When the Authority pays the Company any amounts relating to the Non-Pik Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA.

     During September 1997 and October 12, 1998, the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Non-Pik Completion Guarantee Notes and the Company is required to purchase from Sun International on October 12, 1999 $2.5 million principal amount of the outstanding first funded Non-Pik Completion Guarantee Notes owned by Sun International, at the purchase price equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes to be purchased, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Notes Fee Amounts.

     For the quarters ended March 31, 1999 and 1998, $0 had been paid by TCA in terms of this fourth priority.

(e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the quarters ended March 31, 1999 and 1998, $0 had been paid by TCA in terms of this fifth priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000 payments under this priority will cease.

(f)  Sixth, return of capital contributions made before September
     29, 1995.  These capital contributions aggregated $6,715,000
     (unreturned balance as of March 31, 1999 and 1998 was $0).

(g) Seventh, payment of a Development Services Fee Phase I to Sun International Management Limited ("SIML") equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At March 31, 1999 and
     1998 $8,305,000 had been paid by TCA as Development Services
     Fee Phase I.

(h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA) of TCA plus 25% of the Organizational and Administrative Fee, as defined, and the Marketing and the Casino Operations Fee, as defined. After deducting operating expenses (which will be the following amounts; $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA is greater than $200.0 million but less than $225.0 million and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million the remaining amounts will be distributed in equal amounts to SIML and the Company. A portion of the Management Services Fee will be used to pay the compensation of the officers and directors of the Company.

     For the quarters ended March 31, 1999 and 1998, $1,330,710 ($665,355 to SIML and $665,355 to the Company) and $3,845,000 ($1,922,500 to SIML, $108,741 to affiliates of the Company and $1,813,759 to the Company), respectively, had been paid by TCA in terms of this eighth priority.

(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At March 31, 1999 and 1998, $5,520,000 and $0, respectively, had been paid by TCA in terms of this ninth priority.

(j) Tenth, distribution of an amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount will be paid 50% to Sun Cove and 50% to the Company. For the quarters ended March 31, 1999 and 1998, $935,317 and $0, respectively, had been paid by TCA in terms of this tenth priority.

(k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees will be paid in equal amounts to the Company and SIML. These fees are each equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million. For the quarters ended March 31, 1999 and 1998, $11,278,973 and $0, respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

(l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company.

The Company has the obligation to purchase from Sun International on October 12, 1999, $2.5 million of the outstanding principal amount of the Completion Guarantee Subordinated Notes owned by Sun International.

On March 18,1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, SIHL, the Company, SIML, LMW, Sun Cove, Slavik and Wolman Construction, L.L.C.; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 provided that the Relinquishment Agreement is in full force and effect will terminate a) the Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

  (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014.

  (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995.

  (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing
       Arrangement Agreement.

  (d) Fourth, to make the payments set forth in the agreement relating to development services and the local construction services agreement.

  (e) Fifth, to pay SIHL an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

  (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement.

  (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments.

  (h)  Eighth, to distribute all excess cash.

Notwithstanding the foregoing, on the date TCA receives any funds from SIHL or the Company pursuant to the last sentence of Section 3 of the Financing Arrangement Agreement, as detailed under point
(d) of the table set forth above under "Overview of Current and Future Cash Flows" TCA shall immediately distribute such amounts to its partners.

In addition, TCA shall not make any distributions pursuant to the Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a (1) of the Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Omnibus Termination Agreement.

To the extent TCA does not have adequate cash to make the payments pursuant to the Omnibus Termination Agreement, such amounts due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

On February 9, 1998, the Development Services Agreement (the "Development Services Agreement") was entered into between TCA and SIML. Pursuant to the Development Services Agreement, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor, (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project (less land acquisition costs and capitalized interest), less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in three installments on December 31, 1999, 2000, and 2001.

SIML has subcontracted with certain affiliates of the Company to provide certain of the services pursuant to the Development
Services Agreement for a fee equal to approximately 20% of the Development Services Fee Phase II.

For the three months ended March 31, 1999, the Company received $4,137,500 from TCA and $2,835,000 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $14,398,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period of the Authority ending September 30 are subject to year-end adjustment.

For the three months ended March 31, 1998, the Company received $33,787 from TCA and $1,813,759 was due from TCA, which represents the Company's share of approximately $12,594,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the quarters ended March 31, 1999 and 1998, the Company also received $0 and $224,680, respectively, in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

Payments by the Authority on the Subordinated Notes, Non-Pik
--------------------------------------------------------------
Completion Guarantee Notes and Pik Completion Guarantee Notes
--------------------------------------------------------------
(collectively the "Authority Subordinated Notes")
-------------------------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Notes with the sum of
(i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e) certain other amounts (not to exceed $6.8 million) for such period, (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Notes) for such period and (iii) accrued and unpaid interest, if any, to the date of closing of such Excess Cash Purchase Offer (as defined in the indenture for the Authority Senior Notes). If the holders of the Authority Senior Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. For the three months ended March 31, 1999 and 1998, the Company did not receive any cash payments on the Authority Subordinated Notes that it holds from the Authority.

Pursuant to the terms of the Omnibus Financing Agreement, TCA is required to pay every six months beginning October 31, 1997, an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual period and the denominator of which is $40,000,000. Subject to certain priorities set forth in the Omnibus Financing Agreement, to the extent that TCA does not receive sufficient Management Fees to pay the full amount of any such payments due, TCA shall pay the entire Management Fees as partial payment and any portion which remains outstanding shall be deferred until TCA receives sufficient Management Fees. In addition, TCA shall pay every six months beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between the Multiplier and the weighted average of principal amount of Non-Pik Completion Guarantee Notes outstanding during the applicable Semi-Annual Period and payment of an amount equal to the Base Rate on the Non-Pik Completion Guarantee Notes to the extent the Authority is not permitted to pay interest thereon. If the Authority is permitted to accrue and not pay interest on its Non-Pik Completion Guarantee Subordinated Notes, the Omnibus Financing Agreement provides that TCA will pay the Authority's portion of such interest on such Non-Pik Completion Guarantee Subordinated Notes.

On February 7, 1998, the Company, Sun International, the Authority and the Tribe agreed to a letter of understanding (the "Letter"), regarding the repurchase of the Authority Subordinated Notes. The Letter provides that until January 1,2000, neither the Authority nor the Tribe shall exercise any option it may have to redeem the Authority Subordinated Notes provided that nothing contained in the Letter shall limit or amend the rights of the holders of the Authority Subordinated Notes to require the Authority to redeem or repurchase the Authority Subordinated Notes - pursuant to the Note Purchase Agreement dated as of September 29, 1995 between the Authority and Sun International.

On December 15, 1998, Sun International, TCA, the Authority and the Tribe agreed to amend the Letter ("Amended Letter"). The Amended Letter provides that the holders of the Authority Subordinated Notes will not accept the Excess Cash purchase offer with respect to the Authority's fiscal year 1998 and Sun International acknowledges and agrees that the remaining Excess Cash purchase offer shall be inapplicable following the closing of the Authority's refinancing which was completed on March 3, 1999.

In connection with the issuance of its 8-1/2% Senior Notes due 2006 and 8-3/4% Senior Subordinated Notes due 2009, the Authority has implemented a covenant defeasance for all of the Authority Subordinated Notes and has deposited with the defeasance agent an amount of securities sufficient to satisfy all obligations of such Authority Subordinated Notes. The Authority Subordinated Notes have been defeased to January 1, 2000 when they will be redeemed.

Results of Operations
-----------------------
Comparison of Operating Results for the Quarters Ended March 31,
----------------------------------------------------------------
1999 and March 31, 1998
------------------------

Total revenue for the three months ended March 31, 1999 was $7,664,423 compared with $2,978,114 for the three months ended March 31, 1998. This increase was primarily attributable to a substantial increase in gross revenues and profitability of the Mohegan Sun which resulted in higher Management Fees paid to TCA. Organizational and administrative fee income-Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $5,639,486, completion guarantee notes fee income-Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $21,250 and management services income-Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $1,148,404. In addition, interest and dividend income increased by $216,477.

Total expenses for the quarter ended March 31, 1999 was $14,399,702 compared with $2,373,917 for the quarter ended March 31, 1998. Interest expense increased by $8,021,998 and amortization on deferred financing costs increased by $3,240,057 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $85,165, primarily attributable to an increase in accounting fees of approximately $95,000 (during the quarters ended March 31, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $0, respectively), an increase in commission filing expense of approximately $15,600 partially offset by a decrease in legal fees of approximately $33,700, an increase in 12-3/4% senior notes tender expense of $648,486, an increase in amortization of beneficial interest-Leisure Resort Technology, Inc. of $28,806 and by an increase in depreciation-leasehold improvements of $1,273.

Equity in income(loss) of Trading Cove Associates for the three months ended March 31, 1999 was $208,610 compared with $(443,258) for the three months ended March 31, 1998, as a result of the increase in income from Trading Cove Associates of $651,868 due to the timing of payments pursuant to the Omnibus Financing Agreement.

As a result of the foregoing factors, the Company experienced a net loss of $(6,526,669) for the quarter ended March 31, 1999 compared with net income of $160,939 for the quarter ended March
31, 1998.

Comparison of Operating Results for the Quarters ended March 31,
----------------------------------------------------------------
1998 and March 31, 1997
------------------------

Total revenue for the quarter ended March 31, 1998 was $2,978,114 compared with $1,538,752 for the quarter ended March 31, 1997. The increase was attributable to an increase in interest and dividend income of $46,693, a decrease in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", of $442,340, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $21,250, and an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $1,813,759.

Total expenses for the three months ended March 31, 1998 were $2,373,917 compared with $2,234,733 for the three months ended March 31, 1997. Interest expense decreased by $112,487, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, amortization on deferred financing costs increased by $13,830 due to additional deferred financing costs incurred, amortization of beneficial interest-Leisure Resort Technology, Inc. increased by $204,307 due primarily to amortization of the $5,000,000 payment to Leisure during January 1998 and general and administrative costs increased by $33,534 primarily attributable to an increase in insurance of approximately $8,100, an increase in legal fees of approximately $30,500 and partially offset by a decrease in investment managers fees of approximately $7,200.

Equity in loss of Trading Cove Associates for the three months ended March 31, 1998 was $(443,258) compared with $(405,400) for the three months ended March 31, 1997, as a result of the decrease in income from Trading Cove Associates of $37,858 due to the timing of payments pursuant to the Omnibus Financing
Agreement.

As a result of the foregoing factors, the Company experienced net income of $160,939 for the quarter ended March 31, 1998 compared with a net loss of $(1,101,381) for the quarter ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 and on October 12, 1998, the Company purchased from Sun International $2.5 million Non-Pik Completion Guarantee Notes plus accrued and unpaid interest and Non-Pik Completion Guarantee Fee Amounts (total cost for each purchase approximately $2.8 million). On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of the Organizational and Administrative Fee and Excess Cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase its $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, L.L.C. and paid the final $2 million to Leisure.

For the three months ended March 31, 1999 and 1998, cash (used in) provided by operating activities (as shown in the Condensed
Statements of Cash Flows) was $(6,042,324) and $607,137, respectively.

Current assets increased from $6,459,361 to $21,013,401 at March 31, 1999. The increase was caused primarily by the payment of fees and distributions by TCA as a result of the profitable operations of the Mohegan Sun and by the funding of the interest reserve account that is required by the $125 Million Senior Notes Indenture.

Current liabilities increased from $1,037,887 to $1,130,529 at March 31, 1999. The increase was attributable to an increase in accrued expenses, primarily attributable to the refinancing, of $600,565 and a decrease in accrued interest on senior notes payable of $507,923.

For the three months ended March 31, 1999 and 1998 cash (used in) provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $(11,421,760) and $110,276, respectively. The increase was caused primarily by the payment to Leisure of $2,000,000 in March 1999, the increase in contributions to TCA of $200,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), an increase in distributions from TCA of $442,979 in terms of the second, sixth and tenth priorities of the Omnibus Financing Agreement, by the increase in (purchases) and sales of temporary investments-net of $9,782,801 (principally due to the funding of the interest reserve account) and by the increase in cash utilized for leasehold improvements of $49,000.

The Company is required to purchase from Sun International on October 12, 1999 $2.5 million of the outstanding principal amount of Non-Pik Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d)(i) and (d)(ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of March 31, 1999, $32.5 million in principal amount was outstanding as Non-Pik Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 in additional investments in TCA (as of March 31, 1999, $600,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the quarters ended March 31, 1999 and 1998 cash provided by (used in) financing activities (as shown in the Condensed Statements of Cash Flows) was $20,913,527 and $(255,790), respectively. The increase was caused primarily by the issuance of the $125 Million Senior Notes, the increase in contributions by members of $49,000 and offset by the increase in the redemption of the $65 Million Senior Notes of $61,471,000, the increase in deferred financing costs of $3,473,951 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by the increase in distributions to members of $38,934,732.

The Company is required to make a mandatory redemption on September 15 and March 15, of each year, beginning September 15,
1999, of $125 Million Senior Notes using any excess cash, as defined in the Indenture, which the Company may have as of the preceding August 1 and February 1.

Year 2000 Issues
-----------------

The Company, with a Year 2000 issues consultant, is addressing any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt its operations. The Company estimates that it will be Year 2000 compliant by the end of September 1999; there can be no assurance that this will be achieved. The total cost associated with any required modifications for the Company to become Year 2000 compliant will not have a material impact on the Company's overall financial position. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

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

As derived from publicly filed information the Authority discloses its Year 2000 readiness as follows:

Year 2000 Date Conversion
--------------------------

The Authority is currently working to verify system readiness for the processing of date-sensitive information by its computerized information systems to the end of the Century. The "Year 2000" problem impacts computer programs and hardware timers using two digits (rather than four) to define the applicable year. Any of the Authority's programs that have time-sensitive functions may recognize a date using "00" as the year 1900 rather than 2000, or not at all, which could result in miscalculations or system failures. As a large facility in a relatively remote location, the Mohegan Sun is heavily dependent on a local infrastructure which may not be adequate to take on the challenges of the Year 2000 problem. It is especially dependent on that local infrastructure for critical services such is incoming utilities and outgoing sewage.

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

While the Authority's efforts are designed to be successful, because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

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

On December 24, 1998, Leisure wrote a letter to TCA asserting that TCA and/or certain of TCA's partners breached various fiduciary duties to Leisure and that TCA's conduct in negotiating the prior settlement constituted a violation of the anti-fraud provisions of both federal and Connecticut securities laws, as well as violations of other laws. The Company believes that if such claims are pursued, it has meritorious defenses; however, no litigation has been filed to date and no assurance can be given that any ultimate claim will be decided in the Company's favor.


Item 2 -- Changes in Securities:
          -----------------------

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

          None

Item 5 -- Other Information:
          ------------------

          None

Item 6 -- Exhibits and Reports on Form 8-K:
          ---------------------------------

          (a)  Exhibits
               --------

        Exhibit No. Description
           3.1      Certificate of Formation, as
                    amended, of Waterford Gaming,
                    L.L.C. (i)
           3.2      Certificate of Incorporation of
                    Waterford Gaming Finance Corp. (i)
           3.3      Bylaws of Waterford Gaming Finance
                    Corp. (i)
           4.1      Indenture, dated as of November 8,
                    1996, between Waterford Gaming,
                    L.L.C. and Waterford Gaming Finance
                    Corp., the issuers, and Fleet
                    National Bank, as trustee, relating
                    to $65,000,000 12-3/4% Senior Notes
                    due 2003. (i)
           4.1.1    First Supplemental Indenture, dated
                    as of March 4, 1999, among
                    Waterford Gaming, L.L.C. and
                    Waterford Gaming Finance, Corp., as
                    issuers, and State Street Bank and
                    Trust Company, as trustee, relating
                    to $65,000,000 12-3/4% Senior Notes
                    Due 2003. (vi)
           4.2      Indenture, dated as of March 17,
                    1999, among Waterford Gaming,
                    L.L.C. and Waterford Gaming Finance
                    Corp., as issuers, and State Street
                    Bank and Trust Company, as trustee,
                    relating to $125,000,000 9-1/2%
                    Senior Notes due 2010. (vi)
           4.3      Security and Control Agreement,
                    dated as of March 17, 1999, among
                    Waterford Gaming, L.L.C. and
                    Waterford Gaming Finance Corp., as
                    pledgors and State Street Bank and
                    Trust Company, as securities
                    intermediary. (vi)
           4.4      Specimen Form of 9-1/2% Senior
                    Notes due 2010 (included in Exhibit
                    4.2). (vi)
           10.1     Omnibus Financing Agreement, dated
                    as of September 21, 1995, between
                    Trading Cove Associates and Sun
                    International Hotels Limited. (i)
           10.2     First Amendment to the Omnibus
                    Financing Agreement, dated as of
                    October 19, 1996, among Trading
                    Cove Associates, Sun International
                    Hotels Limited and Waterford
                    Gaming, L.L.C. (i)
           10.2.1   Amended and Restated Omnibus
                    Financing Agreement dated September
                    10, 1997.  (ii)

           10.2.2   Omnibus Termination Agreement,
                    dated as of March 18, 1999, among
                    Sun International Hotels Limited,
                    Trading Cove Associates, Waterford
                    Gaming, L.L.C., Sun International
                    Management Limited, LMW
                    Investments, Inc., Sun Cove
                    Limited, Slavik Suites, Inc., and
                    Wolman Construction, L.L.C. (vi)
           10.3     Amended and Restated Partnership
                    Agreement of Trading Cove
                    Associates, dated as of September
                    21, 1994, among Sun Cove Limited,
                    RJH Development Corp., Leisure
                    Resort Technology, Inc., Slavik
                    Suites, Inc., and LMW Investments,
                    Inc. (i)
           10.4     First Amendment to Amended and
                    Restated Partnership Agreement of
                    Trading Cove Associates, dated as
                    of October 22, 1996, among Sun Cove
                    Limited, Slavik Suites, Inc., RJH
                    Development Corp., LWM Investments,
                    Inc., and Waterford Gaming, L.L.C.
                    (i)
           10.5     Purchase Agreement, dated as of
                    March 10, 1999, among Waterford
                    Gaming, L.L.C., Waterford Gaming
                    Finance Corp., Bear, Stearns & Co.
                    Inc., Merrill Lynch, Pierce, Fenner
                    and Smith, Inc. and Salomon Smith
                    Barney. (vi)
           10.5.1   Agreement with Respect to
                    Redemption or Repurchase of
                    Subordinated Notes, dated September
                    10, 1997. (ii)
           10.6     Amended and Restated Limited
                    Liability Company Agreement of
                    Waterford Gaming, L.L.C., dated as
                    of March 17, 1999 by Waterford
                    Group, L.L.C. (vi)
           10.7     Note Purchase Agreement, dated as
                    of October 19, 1996, among Sun
                    International Hotels Limited,
                    Waterford Gaming, L.L.C. and
                    Trading Cove Associates. (i)
           10.8     Note Purchase Agreement, dated as
                    of September 29, 1995, between the
                    Mohegan Tribal Gaming Authority and
                    Sun International Hotels Limited
                    relating to the Subordinated Notes.
                    (i)
           10.9     Management Agreement, dated as of
                    July 28, 1994, between the Mohegan
                    Tribe of Indians of Connecticut and
                    Trading Cove Associates. (i)
           10.10    Management Services Agreement,
                    dated September 10, 1997. (ii)
           10.11    Development Services Agreement,
                    dated September 10, 1997. (ii)

           10.12    Subdevelopment Services Agreement,
                    dated September 10, 1997. (ii)
           10.13    Completion Guarantee and Investment
                    Banking and Financing Arrangement
                    Fee Agreement, dated September 10,
                    1997. (ii)
           10.14    Settlement and Release Agreement,
                    dated January 6, 1998, by and among
                    Leisure Resort Technology, Inc.,
                    Lee R. Tyrol, Trading Cove
                    Associates, Slavik Suites, Inc.,
                    LMW Investments, Inc., RJH
                    Development Corp., Waterford
                    Gaming, L.L.C. and Sun Cove
                    Limited. (iii)
           10.15    Waiver and Acknowledgment of
                    Noteholder. (iv)
           10.16    Relinquishment Agreement, dated
                    February 7, 1998, between the
                    Mohegan Tribal Gaming Authority and
                    Trading Cove Associates. (v)
           10.17    Development Services Agreement,
                    dated February 7, 1998 between the
                    Mohegan Tribal Gaming Authority and
                    Trading Cove Associates. (v)
           10.18    Agreement, dated September 28,
                    1998, by and among, Waterford
                    Gaming, L.L.C., Slavik Suites,
                    Inc., LMW Investments, Inc., Len
                    Wolman, Mark Wolman, Stephan F.
                    Slavik, Sr. and Del J. Lauria (Len
                    Wolman's Employment Agreement). (v)
           10.19    Agreement Relating to Development
                    Services, dated as of February 9,
                    1998, between Trading Cove
                    Associates and Sun International
                    Management Limited. (vi)
           10.20    Local Construction Services
                    Agreement, dated as of February 9,
                    1998 between Sun International
                    Management Limited and Wolman
                    Construction, L.L.C. (vi)
           10.21    Escrow Deposit Agreement, dated as
                    of the 3rd day of March 1999, by
                    and among the Mohegan Tribal Gaming
                    Authority and First Union National
                    Bank, as Defeasance Agent. (vi)
           21.1     Subsidiaries of Waterford Gaming,
                    L.L.C. (i)
           21.2     Subsidiaries of Waterford Gaming
                    Finance Corp. (i)
           27       Financial Data Schedule. (vii)
           99.1     Quarterly Report, for the quarter ended
                    March 31, 1999, on Form 10-Q of the Mohegan
                    Tribal Gaming Authority (the "Authority") dated May 14, 1999, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Securities and Exchange Commission (the "Commission")
                    File Reference No. 033-80655.

  (i)     Incorporated by reference to the Registrant's
          Registration Statement on Form S-4, Securities and
          Exchange Commission (the "Commission") File no. 333-
          17795, declared effective on May 15, 1997.

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

  (v)     Incorporated by reference to the Registrant's Quarterly
          Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 333-17795, as accepted by the
          Commission on November 13, 1998.

  (vi)    Filed herewith.

  (vii)   Included in Edgar filing only.

  (b)     Form 8-K filed on March 11, 1999

Item 5

   On March 3, 1999, the Mohegan Tribal Gaming Authority (the "Authority") completed the refinancing (the "Refinancing") of its 13-1/2% Senior Secured Notes due 2002. Pursuant to Article 10 of the Development Services Agreement between the Authority and Trading Cove Associates ("TCA"), in which Waterford Gaming, L.L.C. has a fifty percent partnership interest, the Development Services Agreement shall become effective on the first day of the first calendar month following the later of (a) the date the Authority receives certain regulatory approvals or (b) the completion of the Refinancing. Pursuant to Article 3 of the Relinquishment Agreement between the Authority and TCA, the Relinquishment Agreement shall become effective on the later of
(a) the date the Authority receives certain regulatory approvals or (b) the date the Authority completes its Refinancing. The Authority has received all the regulatory approvals contemplated by the Development Services Agreement and the Relinquishment Agreement. The Development Services Agreement will, therefore, become effective on April 1, 1999 and the Relinquishment Agreement became effective on March 3, 1999.


Date of Report:  March 3, 1999

                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 17, 1999     By:  /s/ Len Wolman
                            Len Wolman, Chief Executive Officer


Date: May 17, 1999     By:  /s/ Alan Angel
                            Alan Angel, Chief Financial Officer

