Form 10-Q
period 1999-06-30
WATERFORD GAMING LLC
filed 1999-08-10
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 6/30/99

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

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                      1

Financial Information                                                  2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 1999 (unaudited) and December 31, 1998                        3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and six months ended June 30, 1999
(unaudited) and June 30, 1998 (unaudited)                              4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the six months ended
June 30, 1999 (unaudited) and June 30, 1998 (unaudited)                5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six months ended June 30, 1999 (unaudited) and
June 30, 1998 (unaudited)                                              6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                         7

ITEM 2  -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11

ITEM 3  -- Quantitative and Qualitative Disclosures about
           Market Risk                                                 26

PART II -- OTHER INFORMATION

Item 1  -- Legal Proceedings                                           26
Item 2  -- Changes in Securities                                       26
Item 3  -- Defaults upon Senior Securities                             26
Item 4  -- Submission of Matters to a Vote of Security Holders         26
Item 5  -- Other Information                                           26
Item 6  -- Exhibits and Reports on Form 8-K                            27

Signatures - Waterford Gaming, L.L.C.                                  30





                     Report of Independent Accountants
                     ---------------------------------


To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. ("the Company") as of June 30, 1999, and the related condensed statements of operations for the six months ended June 30, 1999 and 1998, and the related condensed statements of changes in member's deficiency and cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP

August 3, 1999


PART I --  FINANCIAL INFORMATION
           ---------------------

Item 1. -- Financial Statements
           --------------------

The unaudited condensed financial information as of June 30, 1999 and 1998, and for the three months and six months ended June 30, 1999 and 1998, included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                         WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

            June 30, 1999 (Unaudited) and December 31, 1998
                                ----------

                                          June 30,     December 31,
                                            1999           1998
                                        ------------   ------------
               ASSETS

Current assets:
 Cash and cash equivalents              $ 12,004,157   $  2,783,344
 Temporary investments                          ---       2,045,430
 Restricted investments                   12,039,205          ---
 Due from Trading Cove
   Associates                              1,921,187      1,611,288
 Other assets                                 61,084         19,299
                                        ------------   ------------

 Total current assets                     26,025,633      6,459,361
                                        ------------   ------------

 Trading Cove Associates
   -equity investment                      8,337,920      8,662,198
 Beneficial interest - Leisure
   Resort Technology, Inc.                 5,864,557      4,191,909
 Investment in 15% subordinated
   notes receivable                       34,463,981     32,059,517
 Investment in completion
   guarantee subordinated
   notes receivable                        5,072,917      5,075,000
 Deferred financing costs,
   net of accumulated
   amortization of $109,030
   and $1,058,895 at June 30,1999
   and December 31, 1998,
   respectively                            4,002,888      3,339,780
 Fixed assets, net of accumulated
   depreciation of $4,492 and $0
   at June 30, 1999 and December
   31, 1998, respectively                     49,426           ---
                                        ------------   ------------

  Total assets                          $ 83,817,322   $ 59,787,765
                                        ============   ============


                    LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Accrued expenses                      $    252,023   $     35,172
  Accrued interest on
  senior notes payable                     3,430,556      1,002,715
                                        ------------   ------------

  Total current liabilities                3,682,579      1,037,887

12-3/4% senior notes payable                    ---      61,471,000

9-1/2% senior notes payable              125,000,000           ---
                                        ------------   ------------

  Total liabilities                      128,682,579     62,508,887
                                        ------------   ------------

Members' deficiency                      (44,865,257)    (2,721,122)
                                        ------------   ------------
  Total liabilities and
   members' deficiency                 $  83,817,322  $  59,787,765
                                        ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                                     WATERFORD GAMING, L.L.C.

                                 CONDENSED STATEMENTS OF OPERATIONS

            for the three months and six months ended June 30, 1999 and June 30, 1998

                                            (Unaudited)
                                            -----------

                               For the three     For the three       For the six       For the six
                                months ended      months ended      months ended      months ended
                               June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                               -------------     -------------     -------------     -------------

Revenue:
  Interest and dividend
   income                      $   1,587,248     $   1,187,003     $   2,946,830     $   2,330,108
  Subordinated notes fee
   income-Trading Cove
   Associates                      1,798,460         1,556,267         1,798,460         1,556,267
  Completion guarantee notes
   fee income-Trading Cove
   Associates                        437,500           212,500           437,500           233,750
  Management services
   income-Trading Cove
   Associates                        506,437         1,022,804         1,171,792         2,836,563
  Organization and
   administrative fee income-
   Trading Cove Associates         2,141,906             ---           7,781,392            ---
                               -------------     -------------     -------------      ------------

      Total revenue                6,471,551         3,978,574        14,135,974         6,956,688
                               -------------     -------------     -------------      ------------

Expenses:
  Interest expense                 2,935,764         1,959,388        12,917,150         3,918,776
  General and administrative          37,599            20,843           217,468           115,547
  12-3/4% senior notes
   tender expense                    (26,000)             ---            622,486             ---
  Amortization of beneficial
   interest-Leisure Resort
   Technology, Inc.                   94,239           218,729           327,352           423,036
  Amortization on deferred
   financing costs                    93,235           126,651         3,448,810           242,169
  Depreciation                         3,219              ---              4,492             ---
                               -------------     -------------     -------------      ------------

      Total expenses               3,138,056         2,325,611        17,537,758         4,699,528
                               -------------     -------------     -------------      ------------
                                   3,333,495         1,652,963        (3,401,784)        2,257,160
  Equity in income of
   Trading Cove Associates           (65,229)         (434,801)          143,381          (878,059)
                               -------------     -------------     -------------      ------------
      Net income (loss)        $   3,268,266     $   1,218,162     $  (3,258,403)    $   1,379,101
                               =============     =============     =============      ============



The accompanying notes are an integral part of these condensed financial statements.

                         WATERFORD GAMING, L.L.C.

          CONDENSED STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

         for the six months ended June 30, 1999 and June 30, 1998

                                (Unaudited)
                                ----------

                         for the six months ended
                               June 30, 1999
                              ---------------


                    Slavik Suites Inc.     LMW Investments Inc.     Waterford Group, L.L.C.       Total
                    ------------------     --------------------     -----------------------     -----------
Balance, January 1  $     (1,765,936)      $          (955,186)     $                           $(2,721,122)

Contributions-
  January 1-March 17          33,220                    15,780                                       49,000

Distributions-
  January 1-March 17      (1,277,787)                 (606,945)                                  (1,884,732)

Net loss-
  January 1-March 17      (5,050,221)               (2,398,845)                                  (7,449,066)

Transfer of interest       8,060,724                 3,945,196                (12,005,920)             ---

Distributions                  ---                       ---                  (37,050,000)      (37,050,000)

Net income-
  March 17-June 30             ---                       ---                    4,190,663         4,190,663
                    ------------------      --------------------    -----------------------     -----------

Balance, June 30    $          ---          $            ---        $         (44,865,257)     $(44,865,257)
                    ==================      ====================    =======================     ===========

                         for the six months ended
                               June 30, 1998
                               -------------

                         Slavik Suites Inc.       LMW Investments Inc.        Total
                         ------------------       --------------------    -------------
Balance, January 1        $     (6,154,626)        $       (3,039,806)    $ (9,194,432)

Net income-
  January 1-June30                 934,985                    444,116        1,379,101
                         ------------------       --------------------    -------------
Balance, June 30                (5,219,641)                (2,595,690)      (7,815,331)
                         ==================       ====================    =============


The accompanying notes are an integral part of these condensed financial statements.

                          WATERFORD GAMING, L.L.C.

                    CONDENSED STATEMENTS OF CASH FLOWS

         for the six months ended June 30, 1999 and June 30, 1998

                                (Unaudited)
                                -----------

                                        For the six         For the six
                                        months ended        months ended
                                        June 30, 1999       June 30, 1998
                                        -------------       -------------
Cash flows from operating
  activities:
    Net income (loss)                   $  (3,258,403)      $   1,379,101
                                        -------------       -------------
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
    Amortization                            3,776,162             665,205
    Depreciation                                4,492                -
    Equity in (income) loss of
    Trading Cove Associates                  (143,381)            878,059
    Changes in operating assets and
    liabilities:
      Accrued interest receivable-15%
        subordinated notes receivable      (2,404,464)         (2,080,661)
      Accrued interest receivable-
        completion guarantee subordinated
        notes receivable                        2,083               8,154
      Due from Trading Cove Associates       (309,899)           (607,247)
      Other assets                            (41,785)             43,617
      Accrued expenses                         86,851             (63,798)
      Accrued interest on senior notes
        payable                             2,427,841                ---
                                        -------------       -------------
   Total adjustments                        3,397,900          (1,156,671)
                                        -------------       -------------
   Net cash provided by
          operating activities                139,497             222,430
                                        -------------       -------------
Cash flows from investing activities:
  Beneficial interest-Leisure Resort
   Technology, Inc.                        (2,000,000)         (5,057,211)
  Release of cash in escrow                      ---            5,000,000
  Contributions to Trading Cove
   Associates                                (300,000)            (75,000)
  Distributions from Trading Cove
   Associates                                 767,659             299,680
  (Purchases) and sales of temporary
   investments-net                          2,045,430           1,897,530
  (Purchases) and sales of restricted
   investments-net                        (12,039,205)              ---
  Return on investment in completion
   guarantee subordinated notes
   receivable                                    ---                  425
  Furniture and fixtures                      (21,505)              ---
  Leasehold improvements                      (32,413)              ---
                                        -------------       -------------
   Net cash (used in) provided
     by investing activities              (11,580,034)          2,065,424
                                        -------------       -------------
Cash flows from financing activities:
  Redemption of 12-3/4% senior notes      (61,471,000)              ---
  Proceeds from 9-1/2% senior notes
   issuance                               125,000,000               ---
  Deferred financing costs                 (3,981,918)           (255,790)
  Contributions by members                     49,000               ---
  Distributions to members                (38,934,732)              ---
                                        -------------       -------------
   Net cash provided by
     (used in) financing
     activities                            20,661,350            (255,790)
                                        -------------       -------------

Net increase in cash                        9,220,813           2,032,064

Cash and cash equivalents at
  beginning of period                       2,783,344             232,759
                                        -------------       -------------
Cash and cash equivalents at end
  of period                             $  12,004,157       $   2,264,823
                                        =============       =============
Supplemental disclosure of cash
  flow information:
    Cash paid during the period
    for interest                        $  10,489,309       $   3,918,776
                                        =============       =============
Supplemental disclosure of non-cash
  financing activities:
    Deferred financing costs funded
    through accrued expenses            $     130,000       $       ---
                                        =============       =============


The accompanying notes are an integral part of these condensed financial statements.

                          WATERFORD GAMING, L.L.C.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)
                                 ----------

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

    The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and the statements of member's deficiency and cash flows for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


2.  Trading Cove Associates - Equity Investment:

    As of June 30, 1999 and 1998, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the six months ended June 30, 1999 and 1998:


                                  June 30,       June 30,
                                   1999           1998
                               ------------   ------------

Total assets                   $  9,503,663   $  9,109,872
Total liabilities                (4,457,163)    (4,694,920)
                               ------------   ------------

Partners' capital              $  5,046,500   $  4,414,952
                               ============   ============

Total revenue                  $ 31,769,756   $ 26,657,896
                               ============   ============

Net income (loss)              $  1,273,043   $   (223,586)
                               ============   ============
Company's interest:
  Trading Cove Associates -
   equity investment,
   beginning of period         $  8,662,198   $ 10,384,292
  Contributions                     300,000         75,000
  Distributions                    (767,659)      (299,680)
                               ------------   ------------

                                  8,194,539     10,159,612
                               ------------   ------------

Income (loss) from Trading Cove
  Associates                        636,521       (111,793)
Amortization of interests
  purchased                        (493,140)      (766,266)
                               ------------   ------------
Equity in income (loss)of
  Trading Cove Associates           143,381       (878,059)
                               ------------   ------------
Trading Cove Associates -
  equity investment            $  8,337,920   $  9,281,553
                               ============   ============

3.  Beneficial Interest - Leisure Resort Technology, Inc.:

    On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove Limited ("Sun Cove"), former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. If, at any time, TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Mohegan Tribe of Indians of Connecticut (the "Tribe"), or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any involvement of any kind with the enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company shall pay an additional $2,000,000 to Leisure on the earliest to occur of (i) the retirement of the $65 Million Senior Notes, (ii) any renewal, extension, refinancing or refunding of, or amendment, modification or supplement to, the $65 Million Senior Notes, and
    (iii) November 30, 2003. On March 17, 1999, the $65 Million Senior Notes were retired and on March 18, 1999, the Company paid $2,000,000 to Leisure.

    The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at June 30, 1999 and 1998 amounts to $1,192,654 and $423,036, respectively.

4.  15% Subordinated Notes Receivable:

    On November 8, 1996, the Company purchased a 15% subordinated note receivable due from the Mohegan Tribal Gaming Authority (the "Authority") an instrumentality of the Tribe, which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International Hotels Limited ("Sun International"). The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. The 15% subordinated notes receivable from the Authority bear interest at 15% per annum.

    At June 30, 1999 and December 31, 1998, the 15% subordinated notes receivable included accrued interest receivable of $14,463,981 and $12,059,517, respectively.

5.  Completion Guarantee Subordinated Notes Receivable:

    On September 22, 1997, and on October 12, 1998, the Company purchased a completion guarantee subordinated note receivable issued by the Authority which matures on November 15, 2003, in the aggregate principal amount of $5,000,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 as of September 22, 1997 and October 12, 1998, and completion guarantee note fee amounts totaling $191,250 as of September 22, 1997 and October 12, 1998. As of December 31, 1997, $425 related to completion guarantee note fee amounts that were owed by TCA on the completion guarantee subordinated note. During the six months ended June 30, 1998, the Company received $234,175 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $425 resulting in recognition of $233,750 in completion guarantee notes fee income during the six months ended June 30, 1998.

    The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At June 30, 1999, the Base Rate was 8.75% per annum and at June 30, 1998, the Base Rate was 9.50% per annum.

    At June 30, 1999 and December 31, 1998, the completion guarantee subordinated notes receivable includes accrued interest receivable of $72,917 and $75,000, respectively.

6.  $65 Million 12-3/4% Senior Notes Payable:

    The $65 Million Senior Notes payable at June 30, 1999 and December 31, 1998, consist of $0 and $61,471,000, respectively, aggregate principal amount of the $65 Million Senior Notes issued on November 8, 1996 by the Company and Finance.

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

    The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Finance may elect to redeem the $125 Million Senior Notes at any time after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 15, 2004 and declining to 104.318% after March 15, 2005, 103.455%
    after March 15, 2006, 102.591% after March 15, 2007, 101.727%
    after March 15, 2008, 100.864% after March 15, 2009, and to 100%
    after March 15, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

    If the Company and Finance have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001, 106.909% after March 15,
    2002, 106.045% after March 15, 2003, 105.182% after March 15,
    2004, 104.318% after March 15, 2005, 103.455% after March 15,
    2006, 102.591% after March 15, 2007, 101.727% after March 15,
    2008, 100.864% after March 15, 2009 and to 100.000% after March
    15, 2010). In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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


9.  Related Party Agreements:

    The Company paid an affiliate for accounting services in the amount of $95,200 during the six months ended June 30, 1999 and $0 for the six months ended June 30, 1998.

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

    Waterford Group, Slavik and the other principals of the Company have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

Item 2. -- Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

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

TCA has one current source of revenue, management fees under the Management Agreement (the "Management Fees"). After January 1, 2000, TCA will no longer be entitled to receive such Management Fees, but will be entitled to receive Relinquishment Fees. Although, TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Sun International Management Limited ("SIML") who in turn has entered into a subcontract with affiliates of the Company to provide the services required by such agreement and is to pay such subcontractors a development services fee and incur expenses equal to 3% of the Project. Based upon the estimated cost of the Project, $800 million, such fees and expenses are expected to be approximately $24 million. Such fees are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the Project cannot exceed $800 million, the actual costs of the Project may exceed such amounts. If the total costs of the Project increase, then the total development services fees and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

Commencing on January 1, 2000, TCA will receive Relinquishment Fees based on a percentage of gross revenues generated by the Mohegan Sun. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, including its obligations under the Authority Subordinated Notes, as defined, or to pay Management Fees and/or Relinquishment Fees. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

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

Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes, as defined, that it holds. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Management Fees payments by the Authority until January 2000 and then from Relinquishment Fees payments by the Authority.

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

As of June 30, 1999, the Authority had outstanding the following
Authority Subordinated Notes, as defined.

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

  (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated approximately $3,672,000 and were repaid to the partners, 50% to the Company and 50% to Sun Cove. As of June 30, 1999, no capital contributions remain outstanding.

      TCA anticipates making monthly capital calls to fund expenses related to the development of the Project and these capital calls will be repaid, based on cash flow, in the month following the month made.

  (c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts. For the six months ended June 30, 1999 and 1998, $3,596,921 and $3,112,533, respectively, had been paid by TCA in terms of this third priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000, payments under this priority will cease.

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

      For the six months ended June 30, 1999 and 1998, $4,306,250 ($662,500 to the Company and $3,643,750 to Sun International) and $4,745,500 ($365,037 to the Company and $4,380,463 to Sun
      International), respectively, had been paid by TCA in terms of this fourth priority.

  (e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the six months ended June 30, 1999 and 1998, $1,836,026 and $3,177,251, respectively, had been paid by TCA in terms of this fifth priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000 payments under this priority will cease.

  (f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (unreturned balance as of June 30, 1999 and 1998 was $0).

  (g) Seventh, payment of a Development Services Fee Phase I to SIML equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At June 30, 1999 and 1998,
      $8,305,000 had been paid by TCA as Development Services Fee
      Phase I.

  (h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA)of TCA plus 25% the Organizational and Administrative Fee, as defined, and the Marketing and Casino Operations Fee, as defined. After deducting operating expenses which will be the following amounts; $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) is $200.0 million or less, $3.0 million if the Mohegan's Sun's EBITDA is greater than $200.0 million but less than $225.0 million and $4.0 million if the Mohegan Sun's EBITDA is greater than $225.0 million the remaining amounts will be distributed in equal amounts to SIML and the Company. A portion of the Management Services Fee will be used to pay the compensation of the officers and directors of the Company.

      For the six months ended June 30, 1999 and 1998, $2,827,702 ($1,413,851 to SIML, $242,059 to affiliates of the Company and $1,171,792 to the Company) and $5,890,609 ($2,945,305 to SIML,
      $108,741 to affiliates of the Company and $2,836,563 to the Company), respectively, had been paid by TCA in terms of this eighth priority.

  (i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At June 30, 1999 and 1998, $5,520,000 and $2,530,661, respectively, had been paid by TCA in terms of this ninth priority.

  (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount will be paid 50% to Sun Cove and 50% to the Company. For the six months ended June 30, 1999 and 1998, $935,317 and $0, respectively, had been paid by TCA in terms of this tenth priority.

  (k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees will be paid in equal amounts to the Company and SIML. These fees are equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 millions and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million. For the six months ended June 30, 1999 and 1998, $15,562,784 and $0, respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

  (l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company.

The Company has the obligation to purchase from Sun International on October 12, 1999, $2.5 million of the outstanding principal amount of Non-Pik Completion Guarantee Subordinated Notes owned by Sun
International.

On March 18, 1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Wolman Construction, L.L.C.; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 provided that the Relinquishment Agreement is in full force and effect will terminate a) the Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

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

  (e) Fifth, to pay Sun International an annual fee of $5.0
      million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31,
      2006.

  (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement.

  (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2004, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments.

  (h) Eighth, to distribute all excess cash.

Notwithstanding the foregoing, on the date TCA receives any funds from Sun International or the Company pursuant to the last sentence of
Section 3 of the Financing Arrangement Agreement, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows" TCA shall immediately distribute such amounts equally to its partners.

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

For the six months ended June 30, 1999, the Company received $10,261,362 from TCA and $1,920,441 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $30,445,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period of the Authority ending September 30 are subject to year-end adjustment.

For the six months ended June 30, 1998, the Company received
$3,931,698 from TCA and $901,170 was due from TCA, which represents the Company's share of approximately $26,600,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the six months ended June 30, 1999 and 1998, the Company also received $0 and $224,680, respectively, in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

Payments by the Authority on the Subordinated Notes, Non-Pik
------------------------------------------------------------
Completion Guarantee Notes and Pik Completion Guarantee Notes
-------------------------------------------------------------
(collectively the "Authority Subordinated Notes")
-------------------------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e)certain other amounts (not to exceed $6.8 million) for such period), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Notes). If the holders of the Authority Senior Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. For the six months ended June 30, 1999 and 1998, the Company did not receive any cash payments on the Authority Subordinated Notes that it holds from the Authority.

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

On December 15, 1998, Sun International, TCA, the Authority and the Tribe agreed to amend the Letter (the "Amended Letter"). The Amended Letter provides that the holders of the Authority Subordinated Notes will not accept the Excess Cash purchase offer with respect to the Authority's fiscal year 1998 and Sun International acknowledges and agrees that the remaining Excess Cash purchase offer shall be inapplicable following the closing of the Authority's refinancing which was completed on March 3, 1999.

In connection with the issuance of its 8-1/2% Senior Notes due 2006 and 8-3/4% Senior Subordinated Notes due 2009, the Authority has implemented a covenant defeasance for all of the Authority Subordinated Notes and has deposited with the defeasance agent a number of securities in an amount of sufficient to satisfy all obligations of such Authority Subordinated Notes. The Authority Subordinated Notes have been defeased to January 1, 2000 when they will be redeemed.

Results of Operations
---------------------
Comparison of Operating Results for the Quarters Ended June 30,
---------------------------------------------------------------
1999 and June 30, 1998
----------------------

Total revenue for the three months ended June 30, 1999 was $6,471,551 compared with $3,978,574 for the three months ended June 30, 1998. Subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $242,193, completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $225,000, management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $516,367 and organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $2,141,906. In addition, interest and divided income increased by $400,245.

Total expenses for the quarter ended June 30, 1999 was $3,138,056 compared with $2,325,611 for the quarter ended June 30, 1998.
Interest expense increased by $976,376 and amortization on deferred financing costs decreased by $33,416 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $16,756 (primarily attributable to an increase in legal fees of approximately $18,700, an increase in copying and printing expense of approximately $2,000 and by a decrease in accounting fees of approximately $4,000), a decrease in 12-3/4% senior notes tender expense of $26,000 due to an over accrual of the expense at March 31, 1999, a decrease in amortization of beneficial interest - Leisure Resort Technology Inc. of $124,490, due to an increase in the period over which the asset is amortized and by an increase in depreciation of $3,219.

Equity in income (loss) of Trading Cove Associates for the three months ended June 30, 1999 was $(65,229) compared with $(434,801) for the three months ended June 30, 1998 as a result of the increase in income from Trading Cove Associates of $96,446 due to the timing of payments pursuant to the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of $273,126 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $3,268,266 for the quarter ended June 30, 1999 compared with net income of $1,218,162 for the quarter ended June 30, 1998.

Comparison of operating results for the quarters ended
------------------------------------------------------
June 30, 1998 and June 30, 1997
-------------------------------

Total revenue for the quarter ended June 30, 1998, was $3,978,574 compared with $1,993,997 for the quarter ended June 30, 1997. The increase was attributable to an increase in interest and dividend income of $35,705, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", of $713,568, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", of $212,500, and an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $1,022,804.

Total expenses for the three months ended June 30, 1998 were $2,325,611 compared with $2,173,179 for the three months ended June 30, 1997. Interest expense decreased by $118,987, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, general and administrative costs increased by $37,079, primarily attributable to a reclassification during the quarter ended June 30, 1997, of certain charges that had previously been expensed to deferred financing costs, amortization of beneficial interest - Leisure Resort Technology, Inc. increased by $218,729 and amortization on deferred financing costs increased by $15,611, due to additional deferred financing costs incurred.

Equity in loss of Trading Cove Associates for the three months ended June 30, 1998 was $(434,801) compared with $(454,565) for the three months ended June 30, 1997.

As a result of the foregoing factors the Company experienced net income of $1,218,162 for the quarter ended June 30, 1998 compared with a net loss of $(633,747) for the quarter ended June 30, 1997.


Comparison of operating results for the six months ended
--------------------------------------------------------
June 30, 1999 and June 30, 1998
-------------------------------

Total revenue for the six months ended June 30, 1999 was $14,135,974 compared with $6,956,688 for the six months ended June 30, 1998. Subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $242,193, completion guarantee notes fee income - Trading Cove Associates as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $203,750, management services income
- Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $1,664,771 and organization and administrative fee income
- Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $7,781,392. In addition, interest and dividend income increased by $616,722.

Total expenses for the six months ended June 30, 1999 was $17,537,758 compared with $4,699,528 for the six months ended June 30, 1998. Interest expense increased by $8,998,374 and amortization on deferred financing costs increased by $3,206,641 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $101,921 (primarily attributable to an increase in accounting fees of approximately $91,900 (during the six months ended June 30, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $0, respectively), sweep fees increased by approximately $4,200, filing expense increased by approximately $15,600, copying and printing expense increased by approximately $2,000, trustee and disbursement agent fees increased by approximately $4,200 and by a decrease in legal fees of approximately $15,000), an increase in 12-3/4% senior notes tender expense of $622,486, a decrease in amortization of beneficial interest - Leisure Resort Technology, Inc. of $95,684, due to the increase in the period over which the asset is amortized and by an increase in depreciation of $4,492.

Equity in income (loss) of Trading Cove Associates for the six months ended June 30, 1999 was $143,381 compared with $(878,059) for the six months ended June 30, 1998, as a result of the increase in income from Trading Cove Associates of $748,314 due to the timing of payments pursuant to the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of $273,126 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced a net loss of $(3,258,403) for the six months ended June 30, 1999 compared with net income of $1,379,101 for the six months ended June 30, 1998.

Comparison of operating results for the six months ended
--------------------------------------------------------
June 30, 1998 and June 30, 1997
-------------------------------

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

Total expenses for the six months ended June 30, 1998 were $4,699,528 compared with $4,407,912 for the six months ended June 30, 1997. Interest expense decreased by $231,474, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, general and administrative costs increased by $70,613 (primarily attributable to an increase in legal and accounting fees, insurance charges and to a reclassification during the six months ended June 30, 1997, of certain charges that had previously been expensed to deferred financing costs), amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $423,036 and amortization of deferred financing costs increased by $29,441, due to additional deferred financing costs incurred.

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

For the six months ended June 30, 1999 and 1998, cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $139,497 and $222,430, respectively.

Current assets increased from $6,459,361 to $26,025,633 at June 30, 1999. The increase was caused primarily by the payment of fees and distributions by TCA as a result of the profitable operations of the Mohegan Sun and by the funding of the interest reserve account that is required by the $125 Million Senior Notes Indenture.

Current liabilities increased from $1,037,887 to $3,682,579 at June 30,1999. The increase was attributable to an increase in accrued expenses, primarily attributable to the refinancing, of $216,851 and an increase in accrued interest on senior notes payable of $2,427,841.


For the six months ended June 30, 1999 and 1998 cash (used in) provided by investing activities (as shown in the Condensed Statements of Cash Flows) was ($11,580,034) and $2,065,424, respectively. The increase was caused primarily by the payment to Leisure of $2,000,000 in March 1999, the increase in contributions to TCA of $225,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), an increase in distributions from TCA of $467,979 in terms of the second, sixth and tenth priorities of the Omnibus Financing Agreement, by the increase in (purchases) and sales of temporary investments-net of $147,900, by the increase in (purchases) and sales of restricted investments-net of $12,039,205 (principally due to the funding of the interest reserve account), by the increase in cash utilized for the purchase of furniture and fixtures of $21,505 and by the increase in cash utilized for leasehold improvements of $32,413.

The Company is required to purchase from Sun International on October 12, 1999 $2.5 million of the outstanding principal amount of Non-Pik Completion Guarantee Notes owned by Sun International. The purchase price which is to be paid by the Company to Sun International will be equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes to be purchased plus any amounts due thereon under points (d) (i) and (d) (ii) of the table set forth above under "Overview of Current and Future Cash Flows". As of June 30, 1999, $32.5 million in principal amount was outstanding as Non-Pik Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 in additional investments in TCA (as of June 30, 1999, $700,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the six months ended June 30, 1999 and 1998 cash provided by (used in) financing activities (as shown in the Condensed Statements of Cash Flows) was $20,661,350 and $(255,790), respectively. The increase was caused primarily by the issuance of the $125 Million Senior Notes, the increase in contributions by members of $49,000 and offset by the increase in the redemption of the $65 Million Senior Notes of $61,471,000, the increase in deferred financing costs of $3,726,128 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by the increase in distributions to members of $38,934,732.

The Company is required to make a mandatory redemption on September 15 and March 15, of each year, beginning September 15, 1999, of $125
Million Senior Notes using any excess cash, as defined in the Indenture, which the Company may have as of the preceding August 1 and February 1.

Year 2000 Issues
----------------

The Company, with a Year 2000 issues consultant, is addressing any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt its operations. The Company estimates that it will be Year 2000 compliant by the end of September 1999; there can be no assurance that this will be achieved. The total cost associated with any required modifications for the Company to become Year 2000 compliant will not have a material impact the Company's overall financial position. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes that it holds. Both of these sources of revenues are dependant on the level of revenues generated by the Mohegan Sun.

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

As of March 31, 1999, the Mohegan Sun is approximately 76% in conformance with the Gartner Group Year 2000 best practices model. Upon review of its program, the Authority anticipates completion of the program by July 31, 1999. Although there can be no assurance, the Authority has stated that it believes the cost of remediation and verification to become Year 2000 compliant will not exceed $1.0 million and will not have a material adverse impact on the Authority's financial position, results of operations, or cash flow.

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

Item 3. -- Quantitative and Qualitative Disclosures about Market
           -----------------------------------------------------
           Risk
           ----

           Not Applicable.

Part II -- OTHER INFORMATION:
           ------------------

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

          None

Item 5 --  Other Information:
           ------------------

           None

Item 6 -- Exhibits and Reports on Form 8-K:
          ---------------------------------

          (a)      Exhibits
                   --------

           Exhibit No.   Description
            3.1          Certificate of Formation, as amended, of
                         Waterford Gaming, LLC (i)
            3.2          Certificate of Incorporation of Waterford
                         Gaming Finance Corp. (i)
            3.3          Bylaws of Waterford Gaming Finance Corp. (i)
            4.1          Indenture, dated as of November 8, 1996,
                         between Waterford Gaming, L.L.C. and
                         Waterford Gaming Finance Corp., the issuers, and Fleet National Bank, as trustee, relating to $65,000,000 12-3/4% Senior Notes due 2003.  (i)
            4.1.1        First Supplemental Indenture, dated as of
                         March 4, 1999, among Waterford Gaming, L.L.C.
                         and Waterford Gaming Finance, Corp., as
                         issuers, and State Street Bank and Trust
                         Company, as trustee, relating to $65,000,000
                         12-3/4% Senior Notes Due 2003.  (vi)
            4.2          Indenture, dated as of March 17, 1999, among
                         Waterford Gaming, L.L.C. and Waterford Gaming
                         Finance Corp., as issuers, and State Street
                         Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (vi)
            4.3          Security and Control Agreement, dated as of
                         March 17, 1999, among Waterford Gaming,
                         L.L.C. and Waterford Gaming Finance Corp., as pledgors and State Street Bank and Trust
                         Company, as securities intermediary.  (vi)
            4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                         (included in Exhibit 4.2).  (vi)
           10.1          Omnibus Financing Agreement, dated as of
                         September 21, 1995, between Trading Cove
                         Associates and Sun International Hotels
                         Limited. (i)
           10.2          First Amendment to the Omnibus Financing
                         Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun
                         International Hotels Limited and Waterford
                         Gaming, L.L.C. (i)
         10.2.1          Amended and Restated Omnibus Financing
                         Agreement dated September 10, 1997 (ii)
         10.2.2          Omnibus Termination Agreement, dated as of
                         March 18, 1999, among Sun International
                         Hotels Limited, Trading Cove Associates,
                         Waterford Gaming, L.L.C., Sun International
                         Management Limited, LMW Investments, Inc.,
                         Sun Cove Limited, Slavik Suites, Inc., and
                         Wolman Construction, L.L.C.  (vi)
           10.3          Amended and Restated Partnership Agreement of
                         Trading Cove Associates, dated as of
                         September 21, 1994, among Sun Cove Limited,
                         RJH Development Corp., Leisure Resort
                         Technology, Inc., Slavik Suites, Inc., and
                         LMW Investments, Inc. (i)
           10.4          First Amendment to Amended and Restated
                         Partnership Agreement of Trading Cove
                         Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc.,
                         RJH Development Corp., LMW Investments, Inc.
                         and Waterford Gaming, L.L.C. (i)

           10.5          Purchase Agreement, dated as of March 10,
                         1999, among Waterford Gaming, L.L.C.,
                         Waterford Gaming Finance Corp., Bear, Stearns
                         & Co., Inc. and Merrill Lynch, Pierce, Fenner
                         and Smith Inc. and Salomon Smith Barney. (vi)
         10.5.1          Agreement with Respect to Redemption or
                         Repurchase of Subordinated Notes, dated
                         September 10, 1997 (ii)
           10.6          Amended and Restated Limited Liability
                         Company Agreement of Waterford Gaming,
                         L.L.C., dated as of March 17, 1999 by
                         Waterford Group, L.L.C.  (vi)
           10.7          Note Purchase Agreement, dated as of October
                         19, 1996, among Sun International Hotels
                         Limited, Waterford Gaming, L.L.C. and Trading
                         Cove Associates. (i)
           10.8          Note Purchase Agreement, dated as of
                         September 29, 1995, between the Mohegan
                         Tribal Gaming Authority and Sun International
                         Hotels Limited relating to the Subordinated
                         Notes. (i)
           10.9          Management Agreement, dated as of July 28,
                         1994, between the Mohegan Tribe of Indians of
                         Connecticut and Trading Cove Associates. (i)
          10.10          Management Services Agreement, dated
                         September 10, 1997. (ii)
          10.11          Development Services Agreement, dated
                         September 10, 1997. (ii)
          10.12          Subdevelopment Services Agreement, dated
                         September 10, 1997. (ii)
          10.13          Completion Guarantee and Investment Banking
                         and Financing Arrangement Fee Agreement,
                         dated September 10, 1997. (ii)
          10.14          Settlement and Release Agreement, dated
                         January 6, 1998, by and among Leisure Resort
                         Technology, Inc., Lee R. Tyrol, Trading Cove
                         Associates, Slavik Suites, Inc., LMW
                         Investments, Inc., RJH Development Corp.,
                         Waterford Gaming, L.L.C. and Sun Cove
                         Limited.  (iii)
          10.15          Waiver and Acknowledgment of
                         Noteholder.  (iv)
          10.16          Relinquishment Agreement, dated February 7,
                         1998, between the Mohegan Tribal Gaming
                         Authority and Trading Cove Associates.  (v)
          10.17          Development Services Agreement, dated
                         February 7, 1998, between the Mohegan Tribal
                         Gaming Authority and Trading Cove
                         Associates.  (v)
          10.18          Agreement, dated September 28, 1998, by and
                         among, Waterford Gaming, L.L.C., Slavik
                         Suites, Inc., LMW Investments, Inc., Len
                         Wolman, Mark Wolman, Stephan F. Slavik, Sr.
                         and Del J. Lauria (Len Wolman's Employment
                         Agreement).  (v)
          10.19          Agreement Relating to Development Services,
                         dated as of February 9, 1998, between Trading
                         Cove Associates and Sun International
                         Management Limited.  (vi)
          10.20          Local Construction Services Agreement, dated
                         as of February 9, 1998 between Sun
                         International Management Limited and Wolman
                         Construction, L.L.C.  (vi)
          10.21          Escrow Deposit Agreement, dated as of the 3rd
                         day of March 1999, by and among the Mohegan
                         Tribal Gaming Authority and First Union
                         National Bank, as Defeasance Agent.  (vi)
           21.1          Subsidiaries of Waterford Gaming, L.L.C. (i)
           21.2          Subsidiaries of Waterford Gaming Finance
                         Corp. (i)
             27          Financial Data Schedule (vii)

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

(vi) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 333-17795 as accepted by the Commission on May 17,
      1999.

(vii) Included in Edgar filing only.

(b)   No Form 8-K filings.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1999         By: /s/Len Wolman
                                  Len Wolman, Chief Executive Officer



Date: August 10, 1999         By: /s/Alan Angel
                                  Alan Angel, Chief Financial Officer

