Form 10-Q
period 1999-09-30
WATERFORD GAMING LLC
filed 1999-11-12
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: 9/30/99

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

                                                                     Page
                                                                     Number
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                          1

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 1999 (unaudited) and December 31, 1998                       3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and nine months ended September 30, 1999
(unaudited) and September 30, 1998 (unaudited)                             4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the nine months ended
September 30, 1999 (unaudited) and September 30, 1998 (unaudited)          5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine months ended September 30, 1999 (unaudited) and
September 30, 1998 (unaudited)                                             6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                             7

ITEM 2  -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11

ITEM 3  -- Quantitative and Qualitative Disclosures about
           Market Risk                                                    26

PART II -- OTHER INFORMATION

Item 1  -- Legal Proceedings                                              26
Item 2  -- Changes in Securities                                          26
Item 3  -- Defaults upon Senior Securities                                26
Item 4  -- Submission of Matters to a Vote of Security Holders            26
Item 5  -- Other Information                                              26
Item 6  -- Exhibits and Reports on Form 8-K                               27

Signatures - Waterford Gaming, L.L.C.                                     30





                     Report of Independent Accountants
                     ---------------------------------


To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. ("the Company") as of September 30, 1999, and the related condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the related condensed statements of changes in member's deficiency and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP

November 4, 1999


PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1 -- Financial Statements
          --------------------

The unaudited condensed financial information as of September 30, 1999 and 1998, and for the three months and nine months ended September 30, 1999 and 1998, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                         WATERFORD GAMING, L.L.C.

                         CONDENSED BALANCE SHEETS

            September 30, 1999 (Unaudited) and December 31, 1998
                                ---------

                                        September 30,  December 31,
                                            1999           1998
                                        -------------  ------------
               ASSETS

Current assets:
 Cash and cash equivalents              $  9,553,343   $  2,783,344
 Temporary investments                          ---       2,045,430
 Restricted investments                   11,643,529          ---
 Due from Trading Cove
   Associates                              1,806,352      1,611,288
 Other assets                                 53,507         19,299
                                        ------------   ------------

     Total current assets                 23,056,731      6,459,361
                                        ------------   ------------

 Trading Cove Associates
   -equity investment                      8,513,867      8,662,198
 Beneficial interest - Leisure
   Resort Technology, Inc.                 5,769,283      4,191,909
 Investment in 15% subordinated
   notes receivable                       35,474,858     32,059,517
 Investment in completion
   guarantee subordinated
   notes receivable                        5,182,292      5,075,000
 Deferred financing costs,
   net of accumulated
   amortization of $201,637
   and $1,058,895 at September 30,1999
   and December 31, 1998,
   respectively                            3,871,363      3,339,780
 Fixed assets, net of accumulated
   depreciation of $7,187 and $0
   at September 30, 1999 and December
   31, 1998, respectively                     46,731           ---
                                        ------------   ------------

     Total assets                       $ 81,915,125   $ 59,787,765
                                        ============   ============


                    LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities:
  Accrued expenses                      $    163,324   $     35,172
  Accrued interest on
  senior notes payable                       515,783      1,002,715
                                        ------------   ------------

     Total current liabilities               679,107      1,037,887
                                        ------------   ------------

12-3/4% senior notes payable                    ---      61,471,000

9-1/2% senior notes payable              122,159,000           ---
                                        ------------   ------------

     Total liabilities                   122,838,107     62,508,887
                                        ------------   ------------

Members' deficiency                      (40,922,982)    (2,721,122)
                                        ------------   ------------
     Total liabilities and
      members' deficiency              $  81,915,125  $  59,787,765
                                        ============   ============

The accompanying notes are an integral part of these condensed financial statements.



                           WATERFORD GAMING, L.L.C.

                     CONDENSED STATEMENTS OF OPERATIONS

for the three months and nine months ended September 30, 1999 and September 30, 1998

                                (Unaudited)
                                -----------

                               For the three     For the three     For the nine      For the nine
                               months ended      months ended      months ended      months ended
                               September 30,     September 30,     September 30,     September 30,
                                   1999              1998              1999              1998
                               -------------     -------------     -------------     -------------

Revenue:
  Interest and dividend
   income                      $   1,427,774     $   1,222,709     $   4,374,604     $   3,552,817
  Subordinated notes fee
   income-Trading Cove
   Associates                           ---               ---          1,798,460         1,556,267
  Completion guarantee notes
   fee income-Trading Cove
   Associates                           ---               ---            437,500           233,750
  Management services
   income-Trading Cove
   Associates                           ---            303,967         1,171,792         3,140,530

  Organization and
   administrative fee income-
   Trading Cove Associates         6,470,817         3,064,263        14,252,209         3,064,263
                               -------------     -------------     -------------     -------------

      Total revenue                7,898,591         4,590,939        22,034,565        11,547,627
                               -------------     -------------     -------------     -------------

Expenses:
  Interest expense                 3,226,649         1,959,388        16,143,799         5,878,164
  General and administrative          24,378            75,968           241,846           191,515
  12-3/4% senior notes
   tender expense                     (5,000)             ---            617,486              ---
  Amortization of beneficial
   interest-Leisure Resort
   Technology, Inc.                   95,274           221,133           422,626           644,169
  Amortization on deferred
   financing costs                    92,607           126,651         3,541,417           368,820
  Depreciation                         2,695              ---              7,187              ---
                               -------------     -------------     -------------     -------------

      Total expenses               3,436,603         2,383,140        20,974,361         7,082,668
                               -------------     -------------     -------------     -------------
                                   4,461,988         2,207,799         1,060,204         4,464,959
  Equity in income (loss) of
   Trading Cove Associates            75,947           802,868           219,328           (75,191)
                               -------------     -------------     -------------     -------------
      Net income               $   4,537,935     $   3,010,667     $   1,279,532     $   4,389,768
                               =============     =============     =============     =============


The accompanying notes are an integral part of these condensed financial statements.


                         WATERFORD GAMING, L.L.C.

          CONDENSED STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

    for the nine months ended September 30, 1999 and September 30, 1998

                               (Unaudited)
                               -----------

                         for the nine months ended
                            September 30, 1999
                            ------------------


                         Slavik Suites Inc.     LMW Investments Inc.     Waterford Group, L.L.C.        Total
                         ------------------     --------------------     -----------------------     -----------

Balance, January 1       $     (1,765,936)      $          (955,186)     $                           $(2,721,122)

Contributions-
  January 1-March 17               33,220                    15,780                                       49,000

Distributions-
  January 1-March 17           (1,277,787)                 (606,945)                                  (1,884,732)

Net loss-
  January 1-March 17           (5,046,831)               (2,397,235)                                  (7,444,066)

Transfer of interest            8,057,334                 3,943,586               (12,000,920)             ---

Distributions-
March 17-September 30                ---                      ---                 (37,645,660)       (37,645,660)

Net income-
  March 17-September 30              ---                      ---                   8,723,598          8,723,598
                         ------------------        --------------------    -----------------------   -----------

Balance, September 30    $           ---           $          ---          $      (40,922,982)      $(40,922,982)
                         ==================        ====================    =======================   ===========



                         for the nine months ended
                            September 30, 1998
                            ------------------


                         Slavik Suites Inc.       LMW Investments Inc.           Total
                         ------------------       --------------------       -------------

Balance, January 1       $     (6,154,626)        $       (3,039,806)        $ (9,194,432)

Contributions                      36,610                     17,390               54,000

Net income                      2,976,118                  1,413,650            4,389,768
                         ------------------       --------------------       -------------
Balance, September 30          (3,141,898)                (1,608,766)          (4,750,664)
                         ==================       ====================       =============


The accompanying notes are an integral part of these condensed financial statements.


                          WATERFORD GAMING, L.L.C.

                    CONDENSED STATEMENTS OF CASH FLOWS

                         for the nine months ended
                 September 30, 1999 and September 30, 1998

                                (Unaudited)
                                ----------

                                        For the nine        For the nine
                                        months ended        months ended
                                        September 30,       September 30,
                                            1999                1998
                                        -------------       -------------
Cash flows from operating
  activities
    Net income                          $   1,279,532       $   4,389,768

                                        -------------       -------------
Adjustments to reconcile net
  income to net cash
  provided by operating activities
    Amortization                            3,964,043           1,012,989
    Depreciation                                7,187                ---
    Equity in (income) loss of
    Trading Cove Associates                  (219,328)             75,191
    Changes in operating assets and
    liabilities
      Accrued interest receivable-15%
        subordinated notes receivable      (3,415,341)         (3,171,739)
      Accrued interest receivable-
        completion guarantee subordinated
        notes receivable                     (107,292)            (51,221)
      Due from Trading Cove Associates       (195,064)         (1,499,022)
      Other assets                            (34,208)             45,105
      Accrued expenses                         83,152             (56,953)
      Accrued interest on senior notes
        payable                              (486,932)          1,959,388
                                        -------------       -------------
          Total adjustments                  (403,783)         (1,686,262)
                                        -------------       -------------
          Net cash provided by
          operating activities                875,749           2,703,506
                                        -------------       -------------
Cash flows from investing activities
  Beneficial interest-Leisure Resort
   Technology, Inc.                        (2,000,000)         (5,057,211)
  Release of cash in escrow                      ---            5,000,000
  Contributions to Trading Cove
   Associates                                (500,000)           (325,000)
  Distributions from Trading Cove
   Associates                                 867,659           1,564,225
  (Purchases) and sales of temporary
   investments-net                          2,045,430           1,864,834
  (Purchases) and sales of restricted
   investments-net                        (11,643,529)              ---
  Return on investment in completion
   guarantee subordinated notes
   receivable                                    ---                  425
  Furniture and fixtures                      (21,505)              ---
  Leasehold improvements                      (32,413)              ---
                                        -------------       -------------
          Net cash (used in) provided
          by investing activities         (11,284,358)          3,047,273
                                        -------------       -------------
Cash flows from financing activities
  Redemption of 12-3/4% senior notes      (61,471,000)              ---
  Proceeds from 9-1/2% senior notes
   issuance                               125,000,000               ---
  Redemption of 9-1/2% senior notes        (2,841,000)              ---
  Deferred financing costs                 (4,028,000)           (255,790)
  Contributions by members                     49,000              54,000
  Distributions to members                (39,530,392)              ---
                                        -------------       -------------
          Net cash provided by
          (used in) financing
          activities                       17,178,608            (201,790)
                                        -------------       -------------

Net increase in cash                        6,769,999           5,548,989

Cash and cash equivalents at
  beginning of period                       2,783,344             232,759
                                        -------------       -------------
Cash and cash equivalents at end
  of period                             $   9,553,343       $   5,781,748
                                        =============       =============
Supplemental disclosure of cash
  flow information:
    Cash paid during the period
    for interest                        $  16,630,732       $   3,918,776
                                        =============       =============
Supplemental disclosure of non-cash
  financing activities:
    Deferred financing costs funded
    through accrued expenses            $      45,000       $     922,065
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

    The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and the statements of member's deficiency and cash flows for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


2.  Trading Cove Associates - Equity Investment:

    As of September 30, 1999 and 1998, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the nine months ended September 30, 1999 and 1998:

                               September 30,  September 30,
                                    1999           1998
                               ------------   ------------

Total assets                   $  9,915,565   $  9,521,118
Total liabilities                (4,297,157)    (4,763,254)
                               ------------   ------------

Partners' capital              $  5,618,408   $  4,757,864
                               ============   ============

Total revenue                  $ 47,576,420   $ 40,114,950
                               ============   ============

Net income                     $  1,644,951   $  2,148,416
                               ============   ============
Company's interest:
  Trading Cove Associates -
   equity investment,
   beginning of period         $  8,662,198   $ 10,384,292
  Contributions                     500,000        325,000
  Distributions                    (867,659)    (1,564,225)
                               ------------   ------------

                                  8,294,539      9,145,067
                               ------------   ------------

Income from Trading Cove
  Associates                        822,475      1,074,208
Amortization of interests
  purchased                        (603,147)    (1,149,399)
                               ------------   ------------
Equity in income (loss)of
  Trading Cove Associates           219,328        (75,191)
                               ------------   ------------
Trading Cove Associates -
  equity investment            $  8,513,867   $  9,069,876
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

    The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at September 30, 1999 and 1998 amounts to $1,287,928 and $644,169, respectively.

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

    At September 30, 1999 and December 31, 1998, the 15% subordinated notes receivable included accrued interest receivable of $15,474,858 and $12,059,517, respectively.

    The Authority has implemented a covenant defeasance for all of the Authority's subordinated notes and has deposited with the defeasance agent a number of securities in an amount sufficient to satisfy all obligations of such subordinated notes. The
    Authority's subordinated notes have been defeased to January 1, 2000 when they will be redeemed.

5.  Completion Guarantee Subordinated Notes Receivable:

    On September 22, 1997, and on October 12, 1998, the Company purchased a completion guarantee subordinated note receivable issued by the Authority which matures on November 15, 2003, in the aggregate principal amount of $5,000,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 as of September 22, 1997 and October 12, 1998, and completion guarantee note fee amounts totaling $191,250 as of September 22, 1997 and October 12, 1998. As of December 31, 1997, $425 related to completion guarantee note fee amounts that were owed by TCA on the completion guarantee subordinated note. During the nine months ended September 30, 1998, the Company received $234,175 in completion guarantee note fee payments from TCA.
    These completion guarantee note fee payments were netted against the $425 resulting in recognition of $233,750 in completion guarantee notes fee income during the nine months ended September 30, 1998.

    The rate of interest payable by the Authority on the completion guarantee subordinated notes is the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate is set and revised at intervals of six months. At September 30, 1999, the Base Rate was 8.75% per annum and at September 30, 1998, the Base Rate was 9.50% per annum.

    At September 30, 1999 and December 31, 1998, the completion guarantee subordinated notes receivable includes accrued interest receivable of $182,292 and $75,000, respectively.


    The Company purchased from Sun International on October 12, 1999 completion guarantee subordinated notes receivable issued by the Authority which mature on November 15, 2003 in the aggregate principal amount of $2,500,000. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $98,437.50, and completion guarantee note fee amounts totaling $199,687.50.

    The Authority has implemented a covenant defeasance for all of the Authority's subordinated notes and has deposited with the defeasance agent a number of securities in an amount sufficient to satisfy all obligations of such subordinated notes. The
    Authority's subordinated notes have been defeased to January 1, 2000 when they will be redeemed.

6.  $65 Million 12-3/4% Senior Notes Payable:

    The $65 Million Senior Notes payable at September 30, 1999 and December 31, 1998, consist of $0 and $61,471,000, respectively, aggregate principal amount of the $65 Million Senior Notes issued on November 8, 1996 by the Company and Finance.

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

    If the Company and Finance have any excess cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 15, 2000, 107.773% after March 15, 2001, 106.909% after March 15,
    2002, 106.045% after March 15, 2003, 105.182% after March 15,
    2004, 104.318% after March 15, 2005, 103.455% after March 15,
    2006, 102.591% after March 15, 2007, 101.727% after March 15,
    2008, 100.864% after March 15, 2009 and to 100.000% after March
    15, 2010). On August 1, 1999 the Company and Finance had excess cash as defined in the Indenture available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

8.  Change of Ownership:

    In connection with the Company's and Finance's issuance of $125 Million Senior Notes, each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware Limited Liability Company, Waterford Group, L.L.C. (the "Waterford Group"). The Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company.


9.  Related Party Agreements:

    The Company paid an affiliate for accounting services in the amount of $95,200 during the nine months ended September 30, 1999 and $54,000 for the nine months ended September 30, 1998.

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

Under the terms of the agreement (the "Relinquishment Agreement"), TCA will continue to manage the Mohegan Sun under the existing Management Agreement until the Relinquishment Date (the later of (a) January 1, 2000 or (b) the Effective Date). The Effective Date under the Relinquishment Agreement is the later of (a) the date the Authority receives all required approvals, or (b) the date the Authority's senior secured notes, in the original principal amount of $175,000,000, and due 2002 (the "Authority Senior Notes"), are refinanced or repaid. The final required approval was received during February 1999 and the Authority's refinancing was completed during March 1999. Accordingly, the Relinquishment Date has been determined to be January 1, 2000. On the Relinquishment Date, the existing Management Agreement will terminate and the Tribe will assume day-to-day management of the Mohegan Sun. As part of the Relinquishment Agreement and to compensate TCA for giving up its rights under the current agreements, the Tribe has agreed to pay to TCA 5% of revenues, as defined, (the "Relinquishment Fees") beginning on the Relinquishment Date and ending on the day immediately preceding the fifteenth (15th) annual anniversary of the Relinquishment Date. The Relinquishment Fees will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of revenues, as defined. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000, for the quarter ended March 31, 2000 and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000, for the six months ended June 30, 2000.

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

TCA has one current source of revenue, management fees under the Management Agreement (the "Management Fees"). After January 1, 2000, TCA will no longer be entitled to receive such Management Fees, but will be entitled to receive Relinquishment Fees. Although, TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Sun International Management Limited ("SIML") who in turn has entered into a subcontract with affiliates of the Company to provide certain of the services required by such agreement and is to pay such subcontractors a development services fee and incur expenses equal to 3% of the Project. Based upon the estimated cost of the Project, $800 million, such fees and expenses are expected to be approximately $24 million. Such fees are only payable to the extent of available cash flow.
Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the Project cannot exceed $800 million, the actual costs of the Project may exceed such amount. If the total costs of the Project increase, then the total development services fees and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

Sources of Revenues
-------------------

The Company has two primary sources of revenues: payments from TCA and payments under the Authority Subordinated Notes, as defined, that it holds. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Management Fees payments by the Authority until January 2000 and then from Relinquishment Fees and Development Fee payments by the Authority.

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

As of September 30, 1999, the Authority had outstanding the following Authority Subordinated Notes, as defined.

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

The Authority has implemented a covenant defeasance for all of the Authority Subordinated Notes, as defined, and has deposited with the defeasance agent a number of securities in an amount sufficient to satisfy all obligations of such Authority Subordinated Notes, as defined. The Authority Subordinated Notes, as defined, have been defeased to January 1, 2000 when they will be redeemed.

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

  (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated approximately $4,072,000. $3,872,000 has been repaid to the partners, 50% to the Company and 50% to Sun Cove. As of September 30, 1999, $200,000 in capital contributions remain outstanding.

      TCA anticipates making monthly capital calls to fund expenses related to the development of the Project and these capital calls will be repaid, based on cash flow, in the month following the month made.

  (c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International are entitled to one half of the Subordinated Notes Fee Amounts. For the nine months ended September 30, 1999 and 1998, $3,596,921 and $3,112,533, respectively, had been paid by TCA in terms of this third priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000 payments under this priority will cease.

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

      In addition, when the Authority pays Sun International and the Company any amounts relating to the Non-Pik Completion
      Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA.

      During September 1997 and on October 12, 1998, the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Non-Pik Completion Guarantee Notes and the Company purchased from Sun International on October 12, 1999 $2.5 million principal amount of the outstanding first funded Non-Pik Completion Guarantee Notes owned by Sun International, at the purchase price equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes purchased, plus the related accrued interest and deferred interest amounts which have not been paid by TCA and Completion Guarantee Notes Fee Amounts (total purchase price $2,798,125).

      For the nine months ended September 30, 1999 and 1998, $4,306,250 ($662,500 to the Company and $3,643,750 to Sun
      International) and $4,745,500 ($365,037 to the Company and $4,380,463 to Sun International), respectively, had been paid by TCA in terms of this fourth priority.

  (e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the nine months ended September 30, 1999 and 1998, $1,836,026 and $3,177,251, respectively, had been paid by TCA in terms of this fifth priority. When the Authority's Subordinated Notes are redeemed on January 1, 2000 payments under this priority will cease.

  (f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (unreturned balance as of September 30, 1999 and 1998 was $0).

  (g) Seventh, payment of a Development Services Fee Phase I to SIML equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML has subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company are equal to 20.83% of the Development Services Fee plus $25,000 (total $1,749,724). At September 30, 1999 and
      1998, $8,305,000 had been paid by TCA as Development Services
      Fee Phase I.

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

      For the nine months ended September 30, 1999 and 1998, $4,564,368 ($2,282,184 to SIML, $1,110,392 to affiliates of the
      Company and $1,171,792 to the Company) and $7,323,653
      ($3,661,827 to SIML, $521,296 to affiliates of the Company and $3,140,530 to the Company), respectively, had been paid by TCA in terms of this eighth priority.

  (i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At September 30, 1999 and 1998, $5,520,000 had been paid by TCA in terms of this ninth priority.

  (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount will be paid 50% to Sun Cove and 50% to the Company. For the nine months ended September 30, 1999 and 1998, $935,317 and $2,029,090, respectively, had been paid by TCA in terms of this tenth priority.

  (k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees will be paid in equal amounts to the Company and SIML. These fees are equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equal or exceed $400 million. For the nine months ended September 30, 1999 and 1998, $28,504,418 and $6,128,527, respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

  (l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company.

The Company purchased from Sun International on October 12, 1999, $2.5 million of the outstanding principal amount of Non-Pik Completion
Guarantee Subordinated Notes owned by Sun International.

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

On February 9, 1998, the Development Services Agreement (the "Development Services Agreement") was entered into between TCA and SIML. Pursuant to the Development Services Agreement, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor, (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project (less land acquisition costs and capitalized interest), less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the completion date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the project are known.

SIML has subcontracted with certain affiliates of the Company to provide certain of the services pursuant to the Development Services Agreement for a fee equal to approximately 20% of the Development
Services Fee Phase II.

For the nine months ended September 30, 1999, the Company received $16,947,014 from TCA and $1,805,605 was due from TCA, which represents the Company's share in terms of the Omnibus Financing Agreement of approximately $45,887,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. The actual amount of Management Fees earned by TCA for any annual period of the Authority ending September 30 are subject to year-end adjustment.

For the nine months ended September 30, 1998, the Company received $7,672,698 from TCA and $1,792,945 was due from TCA, which represents the Company's share of approximately $40,038,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the nine months ended September 30, 1999 and 1998, the Company also received $0 and $224,680, respectively, in cash distributions from TCA which represents the Company's share of repayments by the Tribe to TCA of amounts due in terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

Payments by the Authority on the Subordinated Notes, Non-Pik
------------------------------------------------------------
Completion Guarantee Notes and Pik Completion Guarantee Notes
-------------------------------------------------------------
(collectively the "Authority Subordinated Notes")
-------------------------------------------------

Interest is calculated semi-annually on the Authority Subordinated Notes. Interest is deferred (and compounds semi-annually) until the Authority purchases or offers to purchase at least 50% of its Authority Senior Notes and certain fixed charge coverage ratios are met. The Authority is required to offer annually to purchase the Authority Senior Notes with the sum of (i) 50% of its Excess Cash Flow (defined as an amount equal to the cash flow of the Authority for any given period, less (a) management fees for such period, (b) interest expense and principal payments on indebtedness of the Authority for such period, (c) amounts set aside in the Cash Maintenance Account (as defined in the indenture for the Authority Senior Notes) for such period, (d) amounts for the payment of federal and state taxes for such period, and (e)certain other amounts (not to exceed $6.8 million) for such period), (ii) 100% of the amount of Deferred Subordinated Interest (as defined in the indenture for the Authority Senior Notes). If the holders of the Authority Senior Notes do not accept the offer, then such amount of the Excess Cash must be offered to purchase the Authority Subordinated Notes. For the nine months ended September 30, 1999 and 1998, the Company did not receive any cash payments on the Authority Subordinated Notes that it holds from the Authority.

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

Results of Operations
---------------------
Comparison of Operating Results for the Quarters Ended September 30,
--------------------------------------------------------------------
1999 and September 30, 1998
---------------------------

Total revenue for the three months ended September 30, 1999 was $7,898,591 compared with $4,590,939 for the three months ended September 30, 1998. Management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $303,967 and organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $3,406,554. In addition, interest and divided income increased by $205,065.

Total expenses for the quarter ended September 30, 1999 was $3,436,603 compared with $2,383,140 for the quarter ended September 30, 1998. Interest expense increased by $1,267,261 and amortization on deferred financing costs decreased by $34,044 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs decreased by $51,590, primarily attributable to an increase in legal fees of approximately $4,000 and by a decrease in accounting fees of approximately $56,500(during the quarters ended September 30, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $0 and $54,000, respectively), a decrease in 12-3/4% senior notes tender expense of $5,000 due to an over accrual of the expense at June 30, 1999, a decrease in amortization of beneficial interest - Leisure Resort Technology Inc. of $125,859, due to an increase in the period over which the asset is amortized, and by an increase in depreciation of $2,695.

Equity in income of Trading Cove Associates for the three months ended September 30, 1999 was $75,947 compared with $802,868 for the three months ended September 30, 1998 as a result of the decrease in income from Trading Cove Associates of $1,000,047 due to the timing of payments pursuant to the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of $273,126 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $4,537,935 for the quarter ended September 30, 1999 compared with net income of $3,010,667 for the quarter ended September 30, 1998.

Comparison of operating results for the quarters ended
------------------------------------------------------
September 30, 1998 and September 30, 1997
-----------------------------------------

Total revenue for the quarter ended September 30, 1998, was $4,590,939 compared with $1,084,271 for the quarter ended September 30, 1997.
The increase was attributable to an increase in interest and dividend income of $138,438, an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", of $303,967 and an increase in organization and administrative fee income
- Trading Cove Associates as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", of $3,064,263. The payment of these fees is a result of the profitable operations of the Mohegan Sun.

Total expenses for the three months ended September 30, 1998 were $2,383,140 compared with $2,248,363 for the three months ended September 30, 1997. Interest expense decreased by $112,487, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, general and administrative costs increased by $30,726, primarily attributable to an increase in accounting fees of approximately $53,500 (the Company paid accounting fees to an affiliate totaling $54,000 during the quarter ended September 30, 1998, which was funded by capital contributions of the members) an increase in insurance expense of approximately $8,100 and by a decrease in legal fees of approximately $31,600, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $221,133 and amortization on deferred financing costs decreased by $4,595.

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


Comparison of operating results for the nine months ended
---------------------------------------------------------
September 30, 1999 and September 30, 1998
-----------------------------------------

Total revenue for the nine months ended September 30, 1999 was $22,034,565 compared with $11,547,627 for the nine months ended September 30, 1998. Subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $242,193, completion guarantee notes fee income - Trading Cove Associates as detailed under point (d) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $203,750, management services income - Trading Cove Associates, as detailed under point (h) of the table set forth above under "Overview of Current and Future Cash Flows", decreased by $1,968,738 and organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth above under "Overview of Current and Future Cash Flows", increased by $11,187,946. In addition, interest and dividend income increased by $821,787.

Total expenses for the nine months ended September 30, 1999 was $20,974,361 compared with $7,082,668 for the nine months ended September 30, 1998. Interest expense increased by $10,265,635 and amortization on deferred financing costs increased by $3,172,597 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $50,331, primarily attributable to an increase in accounting fees of approximately $35,400 (during the nine months ended September 30, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $54,000, respectively), sweep fees increased by approximately $5,100, filing expense increased by approximately $15,600, copying and printing expense increased by approximately $2,000, trustee and disbursement agent fees increased by approximately $2,300, dues and subscriptions increased by approximately $1,600, by a decrease in legal fees of approximately $11,000 and by a decrease in insurance expense of approximately $1,700, an increase in 12-3/4% senior notes tender expense of $617,486, a decrease in amortization of beneficial interest - Leisure Resort Technology, Inc. of $221,543, due to the increase in the period over which the asset is amortized and by an increase in depreciation of $7,187.

Equity in income (loss) of Trading Cove Associates for the nine months ended September 30, 1999 was $219,328 compared with $(75,191) for the nine months ended September 30, 1998, as a result of the decrease in income from Trading Cove Associates of $251,733 due to the timing of payments pursuant to the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of $546,252 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $1,279,532 for the nine months ended September 30, 1999 compared with net income of $4,389,768 for the nine months ended
September 30, 1998.

Comparison of operating results for the nine months ended
---------------------------------------------------------
September 30, 1998 and September 30, 1997
-----------------------------------------

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

Total expenses for the nine months ended September 30, 1998 were $7,082,668 compared with $6,656,275 for the nine months ended September 30, 1997. Interest expense decreased by $343,961, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, general and administrative costs increased by $101,339 primarily attributable to an increase in accounting fees of approximately $59,900 (the Company paid accounting fees to an affiliate totaling $54,000 during the nine months ended September 30, 1998, which was funded by capital contributions of the members), an increase in legal fees of approximately $27,600, an increase in insurance expense of approximately $24,400 and to a reclassification during the nine months ended September 30, 1997, of certain charges that had previously been expensed to deferred financing costs, amortization on beneficial interest - Leisure Resort Technology, Inc. increased by $644,169 and amortization of deferred financing costs increased by $24,846, due to additional deferred financing costs incurred.

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

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 and on October 12, 1998, the Company purchased from Sun International $2.5 million Non-Pik Completion Guarantee Notes plus accrued and unpaid interest and Non-Pik Completion Guarantee Fee Amounts (total cost approximately $2.8 million for each transaction). On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of the Organizational and Administrative Fee and Excess Cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase its $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, L.L.C. and paid the final $2 million to Leisure.

For the nine months ended September 30, 1999 and 1998, cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $875,749 and $2,703,506, respectively.

Current assets increased from $6,459,361 to $23,056,731 at September 30, 1999. The increase was caused primarily by the payment of fees and distributions by TCA as a result of the profitable operations of the Mohegan Sun and by the funding of the interest reserve account that is required by the $125 Million Senior Notes Indenture.

Current liabilities decreased from $1,037,887 to $679,107 at September 30,1999. The decrease was attributable to an increase in accrued expenses, primarily attributable to the refinancing, of $128,152 and a decrease in accrued interest on senior notes payable of $486,932.

For the nine months ended September 30, 1999 and 1998 cash (used in) provided by investing activities (as shown in the Condensed Statements of Cash Flows) was ($11,284,358) and $3,047,273, respectively. The increase was caused primarily by the payment to Leisure of $2,000,000 in March 1999, the increase in contributions to TCA of $175,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), a decrease in distributions from TCA of $696,566 in terms of the second, sixth and tenth priorities of the Omnibus Financing Agreement, by the increase in (purchases) and sales of temporary investments-net of $180,596, by the increase in (purchases) and sales of restricted investments-net of $11,643,529 (principally due to the funding of the interest reserve account), by the increase in cash utilized for the purchase of furniture and fixtures of $21,505 and by the increase in cash utilized for leasehold improvements of $32,413.

The Company purchased from Sun International on October 12, 1999 $2.5 million of the outstanding principal amount of Non-Pik Completion Guarantee Notes owned by Sun International. The purchase price paid by the Company to Sun International was equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes purchased plus any amounts due thereon under points (d) (i) and (d) (ii) of the table set forth above under "Overview of Current and Future Cash Flows" (total purchase price approximately $2.8 million). As of September 30, 1999, $32.5 million in principal amount was outstanding as Non-Pik Completion Guarantee Notes.

The Company anticipates that up to $5,000,000 in additional investments in TCA (as of September 30, 1999, $900,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the nine months ended September 30, 1999 and 1998 cash provided by (used in) financing activities (as shown in the Condensed Statements of Cash Flows) was $17,178,608 and $(201,790), respectively. The increase was caused primarily by the issuance of the $125 Million Senior Notes, and offset by the increase in the redemption of the $65 Million Senior Notes of $61,471,000, the increase in the redemption of the $125 Million Senior Notes of $2,841,000, the increase in deferred financing costs of $3,772,210 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by the increase in distributions to members of $39,530,392.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, beginning September 15, 1999, of $125 Million Senior Notes using any excess cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had excess cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%.

Year 2000 Issues
----------------

The Company, with a Year 2000 issues consultant, is addressing any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt its operations. The Company estimates that it will be Year 2000 compliant by the end of November 1999; there can be no assurance that this will be achieved. The total cost associated with any required modifications for the Company to become Year 2000 compliant will not have a material impact on the Company's overall financial position. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

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

As of August 27, 1999, the Authority is approximately 85% in conformance with the Gartner Group's Year 2000 best practices model. The Gartner Group completed the fourth and final assessment of the Authority's Year 2000 readiness on August 25, 1999, with the official report scheduled for publication in early September 1999. Based on significant system testing and preliminary results of the assessment, the Authority has a high level of confidence of obtaining a rating of
4.0 or better on the Gartner Group's readiness scale. A rating of 4.0 indicates that the Authority will remain in a state of operational sustainability through the turn of the century and will incur no major disruptions to operations due to Year 2000 issues. This rating is expected as a result of computer system upgrades and multiple tests
performed on all critical systems, including system interfaces.   The
Authority's mission critical system applications that run the Authority's financial, payroll and casino operating systems were remediated in April 1999. As of June 30, 1999, the Authority has received compliance correspondence from 80% of its mission critical vendors and is 80% complete with its embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans are being developed for critical entities to eliminate any disruption to operations.

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

           10.5          Purchase Agreement, dated as of March 10,
                         1999, among Waterford Gaming, L.L.C.,
                         Waterford Gaming Finance Corp., Bear, Stearns
                         & Co., Inc. and Merrill Lynch, Pierce, Fenner
                         and Smith Inc. and Salomon Smith Barney Inc. (vi)
         10.5.1          Agreement with Respect to Redemption or
                         Repurchase of Subordinated Notes, dated
                         September 10, 1997 (ii)
           10.6          Amended and Restated Limited Liability
                         Company Agreement of Waterford Gaming,
                         L.L.C., dated as of March 17, 1999 by
                         Waterford Group, L.L.C.  (vi)
           10.7          Note Purchase Agreement, dated as of October
                         19, 1996, among Sun International Hotels
                         Limited, Waterford Gaming, L.L.C. and Trading
                         Cove Associates. (i)
           10.8          Note Purchase Agreement, dated as of
                         September 29, 1995, between the Mohegan
                         Tribal Gaming Authority and Sun International
                         Hotels Limited relating to the Subordinated
                         Notes. (i)
           10.9          Management Agreement, dated as of July 28,
                         1994, between the Mohegan Tribe of Indians of
                         Connecticut and Trading Cove Associates. (i)
           10.10         Management Services Agreement, dated
                         September 10, 1997. (ii)
           10.11         Development Services Agreement, dated
                         September 10, 1997. (ii)
           10.12         Subdevelopment Services Agreement, dated
                         September 10, 1997. (ii)
           10.13         Completion Guarantee and Investment Banking
                         and Financing Arrangement Fee Agreement,
                         dated September 10, 1997. (ii)
           10.14         Settlement and Release Agreement, dated
                         January 6, 1998, by and among Leisure Resort
                         Technology, Inc., Lee R. Tyrol, Trading Cove
                         Associates, Slavik Suites, Inc., LMW
                         Investments, Inc., RJH Development Corp.,
                         Waterford Gaming, L.L.C. and Sun Cove
                         Limited.  (iii)
           10.15         Waiver and Acknowledgment of
                         Noteholder.  (iv)
           10.16         Relinquishment Agreement, dated February 7,
                         1998, between the Mohegan Tribal Gaming
                         Authority and Trading Cove Associates.  (v)
           10.17         Development Services Agreement, dated
                         February 7, 1998, between the Mohegan Tribal
                         Gaming Authority and Trading Cove
                         Associates.  (v)
           10.18         Agreement, dated September 28, 1998, by and
                         among, Waterford Gaming, L.L.C., Slavik
                         Suites, Inc., LMW Investments, Inc., Len
                         Wolman, Mark Wolman, Stephan F. Slavik, Sr.
                         and Del J. Lauria (Len Wolman's Employment
                         Agreement).  (v)
           10.19         Agreement Relating to Development Services,
                         dated as of February 9, 1998, between Trading
                         Cove Associates and Sun International
                         Management Limited.  (vi)
           10.20         Local Construction Services Agreement, dated
                         as of February 9, 1998 between Sun
                         International Management Limited and Wolman
                         Construction, L.L.C.  (vi)
           10.21         Escrow Deposit Agreement, dated as of the 3rd
                         day of March 1999, by and among the Mohegan
                         Tribal Gaming Authority and First Union
                         National Bank, as Defeasance Agent.  (vi)
           21.1          Subsidiaries of Waterford Gaming, L.L.C. (i)
           21.2          Subsidiaries of Waterford Gaming Finance
                         Corp. (i)
           27            Financial Data Schedule (vii)

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

(vii) Included in Edgar filing only.

(b)   Form 8-K filed on August 13, 1999

Item 5.

      The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

            Date of Report: August 12, 1999



      Form 8-K filed on September 1, 1999

Item 5.

      The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report of Form 10-Q/A-1 for the quarter ended June 30, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q/A-1, Securities and Exchange Commission file reference no. 033-80655.


            Date of Report: August 31, 1999


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1999          By: /s/Len Wolman
                                         Len Wolman, Chief Executive Officer



Date: November 12, 1999          By: /s/Alan Angel
                                         Alan Angel, Chief Financial Officer

