Form 10-K
period 1999-12-31
WATERFORD GAMING LLC
filed 2000-03-27
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

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

Registrant's telephone number, including area code (860) 442-4559

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
     NONE


Securities registered pursuant to Section 12(g) of the Act:
                        NONE
                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

                         WATERFORD GAMING, L.L.C.
                            INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                           22
Item 3.   Legal Proceedings                                    22
Item 4.   Submission of Matters to a Vote of Security Holders  22

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                          22
Item 6.   Selected Financial Data                              23
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  24
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                          33
Item 8.   Financial Statements and Supplementary Data          33
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  33

PART III.

Item 10.  Directors and Executive Officers of the Registrant   34
Item 11.  Executive Compensation                               35
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           36
Item 13.  Certain Relationships and Related Transactions       36

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                  38


                                  PART I

ITEM 1. BUSINESS

A.  GENERAL

Waterford Gaming, L.L.C. (the "Company") is a special purpose company, formed solely for the purpose of holding its partnership in Trading Cove Associates ("TCA"), a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun Casino (the "Mohegan Sun"). The Company also invested in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is a Delaware limited liability company formed on September 30, 1996. Waterford Gaming Finance Corp. ("Finance"), a Delaware corporation, is a wholly owned subsidiary of the Company. The principal executive offices of the Company and Finance are located at 914 Hartford Turnpike, Waterford, Connecticut 06385 and their telephone number is (860) 442-4559.

The Limited Liability Company Agreement of the Company (the "Agreement") is effective until September 30, 2020 and may be terminated by unanimous decision of the members or upon the occurrence of events as stated in the Agreement. The Agreement provides for the property, affairs and business of the Company to be managed by a four-member Board of Directors which consists of two directors appointed by Slavik Suites, Inc. ("Slavik") and two directors appointed by LMW Investments, Inc. ("LMW") (the "Board of Directors"). A quorum for the Board of Directors requires all four members. LMW and Slavik initially contributed capital to the Company consisting of all of their respective interests in TCA. Prior to the offering of the Company's and Finance's 12-3/4% senior notes due November 15, 2003 of which $65,000,000 in aggregate principal amount was issued on November 8, 1996 (the "$65 Million Senior Notes"), Slavik and LMW were partners of TCA. In connection with the formation of the Company, Slavik and LMW each contributed to the Company their interests in TCA in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the $65 Million Senior Notes, (i) $6,666,667 of the proceeds were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3,333,333 of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the $65 Million Senior Notes to purchase RJH Development Corp.'s ownership interest in TCA. As a result of these transactions (collectively the "Reorganization"), each of Slavik and LMW owned 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of TCA. As a result of the Reorganization, the only two partners of TCA are the Company and Sun Cove Limited ("Sun Cove").

In connection with the Company's and Finance's issuance on March 17, 1999 of $125 Million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik and LMW have contributed their respective interests in the Company concurrently to a Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are generally as follows:


     Slavik Suites, Inc.                67.7967%
     LMW Investments, Inc.              32.2033%
                                       ---------
                                       100.0000%
                                       =========

Upon consummation of the offering of the $125 Million Senior Notes, (i) the $65 Million Senior Notes were redeemed, (ii) a distribution of $37,050,000 was made by the Company to its sole member Waterford Group and (iii) $2.0 million was paid to a former partner of TCA, Leisure Resort Technology, Inc. ("Leisure"), in satisfaction of a contractual obligation.

Additional capital contributions may be made to the Company by its member. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by its member pursuant to the terms set forth in the Agreement; however, the indenture, between the Company and Finance, as the Issuers, and State Street Bank and Trust Company, as Trustee, relating to $125 Million Senior Notes (the "Indenture"), prohibits the Company from incurring additional indebtedness. The Agreement also provides that any disputes which arise under the Agreement and which remain unresolved after 30 days will be settled through arbitration.

LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The Directors of Slavik are Stephan F. Slavik, Sr., Del J. Lauria and Len Wolman.

The $125 Million Senior Notes bear interest at a rate of 9-1/2% per annum, payable semi-annually in arrears on March 15 and September 15 which commenced on September 15, 1999.

The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Finance may elect to redeem the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 14, 2004, and declining to 104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591%
after March 14, 2007, 101.727% after March 14, 2008, 100.864% after March
14, 2009, and to 100% after March 14, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after March 14, 2002, 106.045% after March 14, 2003,
105.182% after March 14, 2004, 104.318% after March 14, 2005, 103.455%
after March 14, 2006, 102.591% after March 14, 2007, 101.727% after March
14, 2008, 100.864% after March 14, 2009, and to 100.000% after March 14,
2010). In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

The Indenture relating to the $125 Million Senior Notes contains certain affirmative and negative covenants customarily contained in agreements of this type, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

The Company has one primary source of revenue: payments from TCA.

Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun and until January 1, 2000, TCA had overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun Cove, an affiliate of Sun International Hotels Limited ("Sun International"). Sun International is a publicly traded international resort and gaming company which develops premier resort and gaming properties throughout the world.

Trading Cove Associates - Material Agreements
---------------------------------------------


Management Agreement
--------------------

The Management Agreement between TCA and the Tribe was entered into on August 30, 1995 and was approved by the National Indian Gaming Commission (the "NIGC") on September 29, 1995. The Tribe had assigned its rights and obligations in this agreement to the Authority. The Authority and TCA had consented to this assignment.

Until January 1, 2000, TCA was the exclusive manager of the Mohegan Sun. Under the Management Agreement, the Tribe had granted to TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities, including the Authority and to train members of the Tribe and others in the management of the Mohegan Sun.

Until January 1, 2000 TCA's primary source of revenue was management fees under the Management Agreement (the "Management Fees"). The Management Fees were paid monthly and were calculated in three tiers based upon net revenues of the Mohegan Sun set forth below (in thousands):

                 I                   II               III
           ---------------   ------------------   -------------
             40% of Net      Revenues in Tier I    Revenues in
           Revenues up to           plus            Tiers I &
                                 35% of Net       II plus 30% of
                                  Revenues         Net Revenues
                                  between             above
           ---------------   ------------------   -------------

Year 1        $50,546         $50,547-$63,183        $63,183
Year 2        $73,115         $73,116-$91,394        $91,394
Year 3        $91,798         $91,799-$114,747       $114,747
Year 4        $95,693         $95,694-$119,616       $119,616

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

In addition, TCA was required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve.

On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and are moving forward with a significant expansion project at the Mohegan Sun (the "Project"). As a result, TCA and the Authority have agreed to terminate the Management Agreement effective January 1, 2000.

Under the terms of an agreement (the "Relinquishment Agreement") TCA continued to manage the Mohegan Sun under the Management Agreement until January 1, 2000. On December 31, 1999 the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun. Under this Relinquishment Agreement to compensate TCA for terminating its management rights, the Authority has agreed to pay to TCA 5% of revenues, as defined, (the "Relinquishment Fee") generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000. Gross revenues include revenues generated by the existing operations and by the planned expansion, and exclude revenues generated by any other expansion of the Mohegan Sun and bingo revenues.

Relinquishment Agreement
------------------------

The payments under the Relinquishment Agreement will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of "revenues". "Revenues" are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues (including, without limitation, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires). Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000.

The Relinquishment Agreement provides that each of the senior and junior relinquishment payments are subordinated in right of payment to payment of senior secured obligations including the Authority's bank credit facility, and that the junior relinquishment payments are further subordinated to payment of all other senior obligations including the Authority's 8-1/8% Senior Notes due 2006. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to an annual minimum priority distribution to the Tribe from the operations of the Mohegan Sun. The minimum priority distribution currently is $14.0 million and will be adjusted annually to reflect the cumulative increase in the consumer price index.

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

Under the Relinquishment Agreement, the Authority and TCA agreed to cooperate with each other to effect an orderly transition of the operations of the Mohegan Sun to the Authority. Each of the parties also agreed that it will not solicit any employee of the other party or any affiliate of the other party for five years.

TCA has granted to the Authority an exclusive and perpetual license with respect to trademarks and other similar rights, including the "Mohegan Sun" name, used at or developed for the Mohegan Sun. The Authority has agreed, however, that it will only use the word "Sun" in conjunction with the Mohegan Sun and together with "Mohegan" or "Mohegan Tribe".

With certain limitations set forth in the Relinquishment Agreement, both the Tribe and the Authority have waived immunity from unconsented suit for certain enforcement rights of TCA arising under the Relinquishment Agreement.

Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Omnibus Termination Agreement".

SIML has further subcontracted with Wolman Construction LLC ("Construction") (the "Local Construction Services Agreement") to provide certain of those services assigned to SIML by TCA. SIML shall pay 20.83% of the Development Services Fee Phase II as and when SIML receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.

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

The Development Agreement provides that the design and construction of the Project must comply with all federal and Connecticut statutes and regulations that otherwise would apply if the Project were located outside the jurisdictional boundaries of the Tribe's land.

During the construction phase, TCA will be responsible for the administration and supervision of the construction manager and the entire construction process. TCA will act as the Authority's representative in connection with construction contracts that are approved by the Authority. Specifically, TCA will be responsible for overseeing all persons performing work on the Project site, inspecting the progress of construction, determining completion dates and reviewing contractor payment requests submitted to the Authority. The Development Agreement specifically gives TCA the right to include provisions in construction contracts that impose liquidated damage payments in the event of failure to meet construction schedules.

As permitted by the Development Agreement, the Authority has elected to engage a retail consultant to oversee the design and construction of the retail facilities in the Project. This work will be under the overall supervision of TCA, which will integrate the design and construction of the retail facilities with that of the other components of the Project.

The Development Agreement requires TCA to implement procedures described in the Tribal Employment Rights Ordinance. In effect, this requires TCA to give preference to business entities or persons which have been approved by the Authority in the selection of all contractors, vendors and suppliers engaged in the development of the Project. In addition to the staffing of the operations of the Project, the Development Agreement requires that TCA give preference to qualified members of the Tribe (and their spouses and children) and thereafter to enrolled members of other federally recognized Indian tribes.

The Authority will purchase equipment, furniture and furnishings required to operate the expanded facilities from vendors selected by TCA or lease such equipment, furniture and furnishings on terms arranged by TCA and approved by the Authority.

The Authority will pay the development fee to TCA quarterly beginning on January 15, 2000 until the completion date of the Project based on incremental completion of the Project as of each payment date. On January 19, 2000 the Authority paid the first quarterly development fee of $1,372,000 to TCA in accordance with the terms of the Development
Agreement.

The Development Agreement terminates after the earlier of completion of the Project or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the agreement to arbitration and have agreed that punitive damages may not be awarded to either party by any arbitrator. The Authority has also waived sovereign immunity for the purposes of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.
The Development Agreement became effective April 1, 1999.

Omnibus Termination Agreement
-----------------------------

On March 18, 1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, as defined; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

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


     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement.
          The contingent obligation at December 31, 1999 was $2,977,932.

     (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. The contingent obligation at December 31, 1999 was approximately $4,300,000.

     (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. The contingent obligation at December 31, 1999 was $46,920,954.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments.

     (h)  Eighth, to distribute all excess cash.

Notwithstanding the foregoing, on the date TCA receives any funds from Sun International or the Company pursuant to the last sentence of Section 3 of the Financing Arrangement Agreement, TCA shall immediately distribute such amounts equally to its partners. On December 30, 1999 TCA received $10,536,543 from SIHL and the Company, pursuant to the last sentence of
Section 3 of the Financing Arrangement Agreement, and TCA concurrently distributed $10,536,543 to its partners. The Company received $5,268,272.

In addition, TCA shall not make any distributions pursuant to the Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in
Section 3.03a(1) of the Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Omnibus Termination Agreement.


To the extent TCA does not have adequate cash to make the payments pursuant to the Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

Pursuant to the terms of the Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995), upon receipt of the Management Fees, TCA was required to make a number of different types of payments to its subcontractors. The subcontracts were primarily with TCA's partners or their affiliates. One of the considerations used by the NIGC in determining whether or not to approve a management contract is whether TCA has provided a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable were to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

In terms of the Omnibus Termination Agreement the Omnibus Financing Agreement was terminated effective January 1, 2000. As of December 29, 1999 and December 31, 1998 the Authority had outstanding the following Authority Subordinated Notes, as defined.

1. 15% subordinated notes principal amount $40,000,000 due November 2003 (the "Subordinated Notes"). The rate of the interest payable by the Authority on the Subordinated Notes was 15% per annum. During 1996, the Company purchased half of the Subordinated Notes owned by Sun International and TCA distributed $850,000 principal amount of Subordinated Notes to each of its partners. As a result of the above transactions, the Company owned 50% of the principal amount of Subordinated Notes.

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes").
     The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes was the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate was set and revised at intervals of six months. At December 30, 1999 the Base Rate was 9.25% per annum and at December 31, 1998, the Base Rate was 9% per annum.

     For purposes of points (c), (d) and (e) below the Company, Sun International and TCA have agreed that the Completion Guarantee Subordinated Notes be split into two principal amounts of $32,500,000 Completion Guarantee Subordinated Notes (the "Non-Pik Completion Guarantee Notes") and $17,500,000 Completion Guarantee Subordinated Notes (the "Pik Completion Guarantee Notes").

     During 1997, 1998 and 1999 the Company purchased a total of $7,500,000 principal amount of the Non-Pik Completion Guarantee Notes from Sun International.

On December 30, 1999, the Authority paid to the holders of the Subordinated Notes, Non-Pik Completion Guarantee Notes and Pik Completion Guarantee Notes (collectively the "Authority Subordinated Notes"), an amount to satisfy all obligations of such Authority Subordinated Notes. The Company received $44,403,517 from the Authority.

The following table sets forth the priority of the distribution from TCA of the Management Fees to its partners or TCA's subcontractors:

     (a) First, for each fiscal year of the Authority, up to $2,000,000 of the Management Services Fee, as defined, was to be paid by TCA for expenses. A portion of the Management Services Fee, as defined, were used to pay a portion of the compensation of the officers and directors of the Company.

     (b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated approximately $4,272,000. At December 31, 1999 the full amount had been repaid to the partners, 50% to the Company and 50% to Sun Cove.

     (c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which was the weighted average principal amount of the Subordinated Notes outstanding including all interest that was not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which was $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International were entitled to one half of the Subordinated Notes Fee Amounts. For the years ended December 31, 1999 and 1998, $7,463,612 and $6,458,506, respectively, had been paid by TCA in terms of this third priority. The Subordinated Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this third priority on December 31, 1999 was $1,385,564.

     (d) Fourth, i) to pay every six months beginning October 31, 1997 an amount equal to the product of the number arrived at by dividing the difference between (26-1/2% and the Base Rate) by two (the "Multiplier") and the weighted average of principal amount of Non-Pik Completion Guarantee Notes outstanding during the applicable Semi-Annual Period (the "Completion Guarantee Notes Fee Amounts"), and ii) payment of an amount equal to the Base Rate on the Non-Pik Completion Guarantee Notes to the extent the Authority was not permitted to pay interest thereon (the "Deferred Interest Amounts"). This amount was paid semi-annually pari passu with the amount under paragraph (d)i) above.

          In addition, when the Authority paid Sun International and the Company any amounts relating to the Non-Pik Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA. On December 30, 1999 the Authority paid $10,536,543 to Sun International and the Company that related to the Deferred Interest Amounts acquired by TCA and concurrently Sun International and the Company paid over the $10,536,543 to TCA. TCA immediately distributed the $10,536,543 to its partners. The Company received $5,268,272.

          During September 1997 and on October 12, 1998, and 1999 the Company purchased from Sun International $2.5 million principal amount of the outstanding first funded Non-Pik Completion Guarantee Notes, at the purchase price equal to the outstanding principal balance of the Non-Pik Completion Guarantee Notes purchased, plus the related accrued interest and deferred interest amounts which had not been paid by TCA and Completion Guarantee Notes Fee Amounts (total purchase price $2,798,125 for each transaction).

          For the twelve months ended December 31, 1999 and 1998, $8,612,500 ($1,656,250 to the Company and $6,956,250 to Sun
          International) and $9,051,750 ($1,027,537 to the Company and $8,024,213 to Sun International), respectively, had been paid by TCA in terms of this fourth priority.

          The Non-Pik Completion Guarantee Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this fourth priority (Completion Guarantee Notes Fee Amounts only) on December 31, 1999 was $934,375.

     (e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the years ended December 31, 1999 and 1998, $3,782,082 and $4,879,941, respectively, had been paid by TCA in terms of this fifth priority.

          The Pik Completion Guarantee Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this fifth priority on December 31, 1999 was $657,993.

     (f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (unreturned balance as of December 31, 1999 and 1998 was $0).

     (g) Seventh, payment of a Development Services Fee Phase I to SIML equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus
          $25,000. SIML had subcontracted with certain affiliates of the Company. The fees paid by SIML to the affiliates of the Company were equal to 20.83% of the Development Services Fee Phase I plus $25,000 (total $1,749,724). At December 31, 1999 and 1998,
          $8,305,000 had been paid by TCA as Development Services Fee Phase I.

     (h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA) of TCA plus 25% of the Organizational and Administrative Fee, as defined, and the Marketing and Casino Operations Fee, as defined. After deducting operating expenses which were the following amounts; $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) was $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA was greater than $200.0 million but less than $225.0 million and $4.0 million if the Mohegan Sun's EBITDA was greater than $225.0 million the remaining amounts were distributed in equal amounts to SIML and the Company. A portion of the Management Service Fee was used to pay portion of the compensation of the officers and directors of the Company.

          For the twelve months ended December 31, 1999 and 1998, $6,219,147 ($3,109,574 to SIML, $1,444,874 to affiliates of the
          Company and $1,664,699 to the Company) and $8,771,643 ($4,385,822
          to SIML, $801,508 to affiliates of the Company and $3,584,313 to the Company), respectively, had been paid by TCA in terms of this eighth priority.

          The contingent obligation due under this eighth priority on December 31, 1999 was $0.

     (i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At December 31, 1999 and 1998, $5,520,000 had been paid by TCA in terms of this ninth priority.

     (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount was paid 50% to Sun Cove and 50% to the Company. For the twelve months ended December 31, 1999 and 1998, $2,381,541 and $2,029,090, respectively, had been paid by TCA in terms of this tenth priority.

     (k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees were paid in equal amounts to the Company and SIML. These fees were each equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $400 million. For the years ended December 31, 1999 and 1998, $28,504,418 and $8,463,537, respectively, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

          The contingent obligation due under this eleventh priority on December 31, 1999 was $46,920,954.

     (l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company. For the twelve months ended December 31, 1999 and 1998 $0 had been distributed by TCA in terms of this twelfth priority.

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

Under the terms of the Relinquishment Agreement on December 31, 1999 the Management Agreement terminated and on January 1, 2000 the Tribe assumed day-to-day management of the Mohegan Sun.

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

The Mohegan Sun
---------------

The Mohegan Sun opened on October 12, 1996, as a gaming and entertainment facility. The Mohegan Sun conveys an historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone, and water. The Mohegan Sun is comprised of four quadrants and reflects a seasonal theme - Winter, Spring, Summer and Fall - emphasizing the importance of seasonal changes to Mohegan Tribal life. The 634,500 square foot facility includes approximately 176,500 square feet of gaming space, approximately 3,026 slot machines, approximately 150 table games (including blackjack, roulette, craps, baccarat, caribbean stud poker and let it ride), approximately 42 poker tables, a high stakes bingo hall and a 9,000 square foot simulcasting race book facility. Food and beverage amenities include the 680-seat Seasons buffet, three full-service themed gourmet restaurants, a 24-hour coffee shop, a New York-style delicatessen, a 9-station food court featuring international and domestic cuisine and multiple full and floor service bars for a total of approximately 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the casino hosts musical entertainment seven days a week. Larger events are currently held in the bingo hall or in temporary facilities constructed on the grounds of the Mohegan Sun, including entertainment and casino marketing activities. Six small retail shops covering 2,276 square feet of retail space provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing to cigars. For non-gaming entertainment, the Mohegan Sun also offers an arcade-type recreation area and a child care facility operated by New Horizons Kids Quest, Inc. The Mohegan Sun has parking spaces for 7,500 guests and for 2,700 employees. The Authority opened a 4,000-square foot, 16-pump service station and convenience store in December of 1998.

The Mohegan Sun Expansion
-------------------------

The Project will include approximately 100,000 square feet of additional gaming space, a luxury hotel with approximately 1,200 rooms, approximately 100,000 square feet of convention space, an entertainment complex with seating for up to 10,000, approximately 6,000 additional guest parking spaces, specialty retail shops and uniquely themed restaurants. The cost of developing, constructing, equipping and opening the expansion is expected to total approximately $800 million (excluding capitalized interest). The Tribe has issued a formal resolution capping the scope of the expansion budget at $800 million (excluding capitalized interest). In addition to the financing provided by the Authority's senior notes, senior subordinated notes and the bank credit facility, the Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the expansion budget.




The following is a summary of certain physical attributes of Mohegan Sun before and after expansion:


               Casino                                                      Retail            Convention    Guest
                Space      Slot     Table    Poker   Restaurant    Hotel   Space     Event     Space      Parking
              (sq. ft.)  Machines   Games    Tables    Seats       Rooms  (sq. ft.)  Seating  (sq. ft.)    Spaces
              ---------  --------   -----    ------  ----------    -----  ---------  -------  ---------   -------
Resort before
expansion
(September
30, 1999)      176,500     3,026     150       42       1,888        0       2,276    1,800       0         7,500
Resort after
expansion
(approx.)      276,500     5,026     225       42       2,976      1,200   300,000   10,000    100,000     13,500


Under the Development Agreement, TCA will oversee the planning, design and construction of the Project and will receive compensation of $14 million for such services.


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


The Mohegan Sun - Seasonality
-----------------------------

The gaming industry in Connecticut is seasonal, with the heaviest gaming activity at the Mohegan Sun occurring during the period from July through October.

The Mohegan Sun - Employees and Labor Relations
-----------------------------------------------

As of September 30, 1999, the Mohegan Sun employed approximately 5,050 full time employees and 652 seasonal and part-time employees. In recruiting personnel, the Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. Currently, none of the Mohegan Sun's employees are covered by collective bargaining agreements.

The Mohegan Sun - Material Agreements
-------------------------------------
The Mohegan Compact
-------------------

The Tribe and the State of Connecticut agreed in April 1994 to resolve all land disputes and differences and enter into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's lands. This agreement provides, among other things, as follows:

(1) The Tribe is authorized to conduct certain Class III gaming activities on its reservation. The forms of Class III gaming authorized under the Mohegan Compact include (a) certain games of chance , (b) video facsimiles of such authorized games of chance (i.e. slot machines),
     (c) off-track pari-mutuel betting on animal races, (d) pari-mutuel betting, through simulcasting, on animal races and (e) certain types of pari-mutuel betting on games and races conducted at the gaming facility (some types of which currently are, together with off-track pari-mutuel telephone betting on animal races, under a moratorium).

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

(5) Any enterprise providing gaming services or gaming equipment to the Tribe is required to hold a current valid registration issued by the Connecticut Division of Special Revenue.

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

In addition, along with the Mohegan Compact, the Tribe and the State of Connecticut entered into a memorandum of understanding providing for the payment of a portion of the Authority's slot machine revenues to the State of Connecticut. Commencing July 1, 1995, for each fiscal year such payment to the State of Connecticut must be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or (ii) $80.0 million. These payments will not be required if there is a change in the law to permit the operation of commercial casino games by any other person in the State of Connecticut, other than the Mashantucket Pequot Tribe and the Tribe. The Authority expensed $121.1 million and $102.3 million, respectively, for the slot win contribution to the State of Connecticut for the years ended September 30, 1999 and 1998.

Town of Montville Agreement
---------------------------

On June 16, 1994, the Tribe and the Town of Montville ("Town") entered into an agreement whereby the Tribe agreed to pay the Town, beginning one year after the commencement of slot machine gaming activities, an annual payment of $500,000 to minimize the impact to the Town resulting from the removal of land from the Town's tax rolls into trust for the Tribe. The first, second and third annual payments were remitted to the Town in October, 1997, 1998, and 1999, respectively. Additionally, the Tribe agreed to make a one-time payment of $3,000,000 toward infrastructure improvements in the Town's water system. The Tribe has assigned its rights and obligations in this agreement to the Authority. The Town is billing the Authority for the infrastructure improvements as the Town's costs are incurred. As of September 30, 1999, the Authority had paid approximately $2.1 million of the $3.0 million obligation.

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

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in Trading Cove Associates.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc.,
Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-
110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants.

The Company believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of potential loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 1999.

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

Not applicable.


Item 6.   SELECTED FINANCIAL DATA



                                    For the Year Ended
                                    ------------------

                                  1999                    1998                 1997
                             --------------           -------------       --------------
OPERATING RESULTS
  Interest and dividend
   income                    $    6,144,502           $   4,873,323        $   4,592,208
  Subordinated notes fee
   income-Trading Cove
    Associates                    3,731,806               3,229,253            2,732,530
  Completion guarantee notes
   fee income-Trading Cove
    Associates                      903,438                 467,500                ---
  Management services income-
   Trading Cove Associates        1,664,699               3,584,313                ---
  Organization and
   administrative fee income-
    Trading Cove Associates      14,252,209               4,231,768                ---
                             --------------           -------------        -------------
  Total revenue                  26,696,654              16,386,157            7,324,738
                             --------------           -------------        -------------
  Total expenses                (24,789,253)             (9,576,278)          (9,340,510)

  Equity in income (loss)
   of Trading Cove Associates     6,115,300                (482,869)             834,643
                             --------------           -------------        -------------
  Net income (loss)          $    8,022,701           $   6,327,010        $  (1,181,129)
                             ==============           =============        =============
OTHER DATA:
  Interest expense           $   19,045,076           $   7,837,552        $   8,687,704
  Net cash used in
   operating activities               ---                     ---              5,835,475
  Net cash provided by
   operating activities          21,753,116               2,561,515                ---
  Net cash provided by
   investing activities          18,920,350               1,020,625            9,043,282
  Net cash used in
   financing activities               ---                 1,031,555            3,816,560
  Net cash provided by
   financing activities          16,880,807                   ---                  ---

YEAR-END STATUS:
  Total current assets       $   72,724,437           $   6,459,361        $   9,980,267
  Trading Cove Associates-
   equity investment              9,041,568               8,662,198           10,384,292
  Beneficial interest-Leisure
   Resort Technology, Inc.        5,674,009               4,191,909                ---
  Investment in 15%
   subordinated notes
    receivable                        ---                32,059,517           27,742,146
  Investment in completion
   guarantee subordinated
    notes receivable                  ---                 5,075,000            2,548,162
  Deferred financing costs net
   of accumulated amortization    3,781,051               3,339,780            2,702,744
  Fixed assets net of
   accumulated depreciation          44,036                   ---                  ---
                             --------------           -------------        -------------
  Total assets               $   91,265,101           $  59,787,765        $  53,357,611
                             ==============           =============        =============

  Total current liabilities  $    3,576,539           $   1,037,887        $   1,081,043
  12-3/4% senior notes
   payable                            ---                61,471,000           61,471,000
  9-1/2% senior notes
   payable                      122,159,000                   ---                  ---
                             --------------           -------------        -------------
  Total liabilities          $  125,735,539           $  62,508,887        $  62,552,043
                             ==============           =============        =============



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources, issues relating to the Year 2000 and the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof or other variations thereon or comparable technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.


Certain Risk Factors
--------------------

Lack of Operations; Dependence on the Mohegan Sun

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the issuance of the $125 Million Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs from cash flows from TCA.

Until January 1, 2000 TCA had one primary source of revenue, Management Fees under the Management Agreement. After January 1, 2000, TCA will no longer be entitled to receive such Management Fees. Commencing on January 1, 2000, TCA will receive Relinquishment Fees based on a percentage of Revenues generated by the Mohegan Sun and the expansion. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

Although TCA is entitled to a $14.0 million development fee under the Development Agreement, it has entered into a subcontract with SIML who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and is to pay such subcontractors a development services fee and incur expenses equal to 3% of the total cost of the expansion. Based upon the estimated cost of the expansion of $800 million, such fees and expenses are expected to be approximately $24 million. Such fees are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the expansion cannot exceed $800 million, the actual costs of the expansion may exceed such amounts. If the total costs of the expansion increase, then the total development services fees and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

While the Company expects its future operating cash flows will be sufficient to cover its expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.

Overview of Current and Future Cash Flows
-----------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required in connection with the Project. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's financial statements and the notes thereto included elsewhere herein.

Sources of Revenues
-------------------

The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees payments by the Authority.

Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

For the year ended December 31, 1999, the Company received $21,879,716 from TCA and $1,216,019 was due from TCA, which represents the Company's share under the Amended and Restated Omnibus Financing Agreement of approximately $59,521,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. For the year ended December 31, 1998 the Company received $11,876,129 under the Amended and Restated Omnibus Financing Agreement from TCA and $1,611,288 was due from TCA, which represents the Company's share of approximately $53,683,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period. For the year ended December 31, 1997 the Company received $7,302,296 under the Amended and Restated Omnibus Financing Agreement from TCA and $293,923 was due from TCA, which represents the Company's share of approximately $28,657,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

For the years ended December 31, 1999, 1998, and 1997, the Company also received $0, $224,680 and $524,254 , respectively, in cash distributions from TCA which represented the Company's share of repayments by the Tribe to TCA of amounts due under the terms of the promissory note dated September 29, 1995 between TCA and the Tribe.

Payments on the Authority Subordinated Notes
--------------------------------------------

On December 30, 1999, the Authority paid to the holders of the Authority Subordinated Notes, an amount to satisfy all obligations of such Authority Subordinated Notes. The Company received $44,403,517 from the Authority. For the years ended December 31, 1998 and 1997 the Company did not receive any cash payments on the Authority Subordinated Notes from the Authority.

Results of Operations
---------------------
Comparison of Operating Results for the Years Ended December 31,
----------------------------------------------------------------
1999 and 1998
-------------

Total revenue for the twelve months ended December 31, 1999 was $26,696,654 compared with $16,386,157 for the twelve months ended December 31, 1998. This increase was attributable to a substantial increase in gross revenues and profitability of the Mohegan Sun which resulted in higher management fees paid to TCA, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth in
Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $502,553, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $435,938, a decrease in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $1,919,614 and an increase in organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $10,020,441. In addition, interest and dividend income increased by $1,271,179.

Total expenses for the year ended December 31, 1999 was $24,789,253 compared with $9,576,278 for the year ended December 31, 1998. Interest expense increased by $11,207,524 and amortization on deferred financing costs increased by $3,093,086 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $637,399, (primarily attributable to an increase in executive payroll and associated federal and state payroll taxes of approximately $690,000, a decrease in accounting fees of approximately $55,200 (during the twelve months ended December 31, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $146,300, respectively), filing expense increased by approximately $15,600, copying and printing expense increased by approximately $2,000, trustee and disbursement agent fees increased by approximately $3,600, dues and subscriptions increased by approximately $1,600, by a decrease in legal fees of approximately $25,100 and by a decrease in insurance expense of approximately $1,000), an increase in 12-3/4% senior notes tender expense of $612,486, a decrease in amortization of beneficial interest - Leisure Resort Technology, Inc. of $347,402, due to the increase in the period over which the asset is amortized and by an increase in depreciation of $9,882.

Equity in income (loss) of Trading Cove Associates for the twelve months ended December 31, 1999 was $6,115,300 compared with $(482,869) for the twelve months ended December 31, 1998, as a result of the increase in income from Trading Cove Associates of $5,778,791 due to the timing of payments pursuant to the Amended and Restated Omnibus Financing Agreement and by a decrease in amortization of interests purchased of $819,378 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $8,022,701 for the year ended December 31, 1999 compared with net income of $6,327,010 for the year ended December 31, 1998.


Comparison of operating results for the years ended December 31,
----------------------------------------------------------------
1998 and 1997
-------------

Total revenue for the twelve months ended December 31, 1998, was $16,386,157 compared with $7,324,738 for the twelve months ended December 31, 1997. This increase was primarily attributable to a substantial increase in gross revenues and profitability of the Mohegan Sun which resulted in higher Management Fees paid to TCA, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $496,723, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $467,500, an increase in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $3,584,313 and an increase in organization and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $4,231,768. In addition, interest and dividend income increased by $281,115.

Total expenses for the year ended December 31, 1998 were $9,576,278 compared with $9,340,510 for the year ended December 31, 1997. Interest expense decreased by $850,152, as a result of the redemption of $3,529,000 principal amount of $65 Million Senior Notes on November 15, 1997, general and administrative costs increased by $139,144 (primarily attributable to an increase in accounting fees of approximately $60,300 (during the year ended December 31, 1998 and 1997 the Company paid accounting fees to an affiliate totaling $146,300 and $86,000, respectively, which was funded by capital contributions of the members) an increase in legal fees of approximately $42,700 and an increase in insurance expense of approximately $32,600), amortization of beneficial interest - Leisure Resort Technology, Inc. increased by $865,302 and amortization on deferred financing costs increased by $81,474 due to additional deferred financing costs incurred.

Equity in income (loss) of Trading Cove Associates for the year ended December 31, 1998 was $(482,869) compared with $834,643 for the year ended December 31, 1997, as a result of the decrease in income from Trading Cove Associates of $1,317,512 due to the timing of payments by TCA pursuant to the Amended and Restated Omnibus Financing Agreement.

As a result of the foregoing factors the Company experienced net income of $6,327,010 for the twelve months ended December 31, 1998 compared with a net loss of $(1,181,129) for the twelve months ended December 31, 1997.

                                    28
Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Subordinated Notes plus accrued and unpaid interest and Subordinated Notes Fee Amounts. In addition, TCA distributed approximately $850,000 in principal amount of Subordinated Notes to the Company. During September 1997 and on October 12, 1998 and 1999, the Company purchased from Sun International $2.5 million Non-Pik Completion Guarantee Notes plus accrued and unpaid interest and Non-Pik Completion Guarantee Fee Amounts (total cost approximately $2.8 million for each transaction).

On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest in 5% of the Organizational and Administrative Fee and Excess Cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase its $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group and paid the final $2 million to Leisure.

On December 30, 1999, the Authority paid to the holders of the Authority Subordinated Notes, an amount to satisfy all obligations of such Authority Subordinated Notes. The Company received $44,403,517 from the Authority.

On December 30, 1999, TCA distributed $10,536,543 to its partners. The Company received $5,268,272.

On January 4, 2000 in accordance with the terms of the Indenture and the Security and Control Agreement dated as of March 17, 1999 between the Company and Finance and State Street Bank and Trust Company, $15,000,000 was transferred to restricted investments ("Interest Reserve Account").

On January 4, 2000 also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its sole member Waterford Group and on January 11, 2000 the Company distributed $2,557,545 to Waterford Group as a tax distribution.

For the twelve months ended December 31, 1999 and 1998, cash provided by operating activities (as shown in Statements of Cash Flows) was $21,753,116 and $2,561,515, respectively.

Current assets increased from $6,459,361 to $72,724,437 at December 31, 1999. The increase was caused primarily by the payment of fees and distributions by TCA as a result of the profitable operations of the Mohegan Sun, by the funding of the Interest Reserve Account that is required by the $125 Million Senior Notes Indenture, by the repayment by the Authority to the holders of the Authority Subordinated Notes an amount to satisfy all obligations of such Authority Subordinated Notes and by the distribution that the Company received from TCA on December 30, 1999.

Current liabilities increased from $1,037,887 to $3,576,539 at December 31, 1999. The increase was attributable to an increase in accrued expenses, primarily attributable to the refinancing, of $124,308 and by an increase in accrued interest on senior notes payable of $2,414,344.

For the years ended December 31, 1999 and 1998 cash provided by investing activities (as shown in the Statements of Cash Flows) was $18,920,350 and $1,020,625, respectively. The increase was caused primarily by the payment to Leisure of $2,000,000 in March 1999, the increase in contributions to TCA of $200,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), an increase in distributions from TCA of $4,696,705 in terms of the second, sixth and tenth priorities of the Amended and Restated Omnibus Financing Agreement and by the distribution by TCA to its partners on December 30, 1999, by the decrease in (purchases) and sales of temporary investments-net of $292,519, by the increase in (purchases) and sales of restricted investments-net of $11,807,092 (principally due to the funding of the Interest Reserve Account), by the increase in cash utilized for the purchase of furniture and fixtures of $21,505, by the increase in cash utilized for leasehold improvements of $32,413 and by the redemption of the Authority Subordinated Notes by the Authority on December 30, 1999.

The Company anticipates that up to $5,500,000 in additional investments in TCA (as of December 31, 1999, $1,000,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the twelve months ended December 31, 1999 and 1998 cash provided by (used in) financing activities (as shown in the Statements of Cash Flows) was $16,880,807 and $(1,031,555), respectively. The increase was caused primarily by the issuance of the $125 Million Senior Notes, and offset by the increase in the redemption of the $65 Million Senior Notes of $61,471,000, the increase in the cost of redemption of the $125 Million Senior Notes of $2,841,000, the increase in deferred financing costs of $2,857,321 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by the increase in distributions to members of $39,821,017.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding
August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately
$8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior
Notes in the principal amount of $2,277,000 at the redemption price of 108.636%.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required in connection with the Project. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

Year 2000 Issues
----------------

The Company, with a Year 2000 issues consultant, has addressed any Year 2000 compliance issues for TCA and itself. The Company's management at this time believes that any issues relating to the Company's Year 2000 compliance will not materially interrupt and have not materially interrupted its operations. The Company estimates the total cost to become Year 2000 compliant to be approximately $20,000.

The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has one primary source of revenue: payments from TCA which is dependant on the level of revenues generated by the Mohegan Sun.

As derived from publicly filed information the Authority discloses its Year 2000 readiness as follows:

Year 2000 Readiness Disclosure
Background

Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly resulting in system failures and other business problems.

Risk Factors

The Authority depends on fully operational computer systems in all areas of the business. Additionally, the Authority is dependent upon many vendors to provide uninterrupted service for the operation to run effectively. Exposure to both of these risk factors are issues the Authority has addressed and has formulated an approach to handle these issues.

Approach

With assistance from The Gartner Group, the Authority implemented a Year 2000 program to provide an independent analysis of the Authority's Year 2000 preparedness and the adequacy of the Authority's Year 2000 plans. The program included taking an inventory of entities, identifying problems, compliance planning, calculating time and cost estimates, generating implementation strategies, attempting to correct the problems, and testing the solutions. The consultant examined the methodology used to approach risks in the facilities' embedded systems and in products in the Authority's supply chain. While the Authority's efforts are designed to be successful because of the complexity of the Year 2000 issues and the interdependence of organizations using computer systems, there can be no assurance that the Authority's efforts, or those of a third party with whom the Authority interacts, will be satisfactorily completed in a timely fashion. This could result in a material adverse effect on future operations.

Status

Through December 31, 1999, the Authority was in conformance with the Gartner Group Year 2000 best practices model. Upon completion of the fourth and final assessment in August of 1999, the Authority received a rating of 4.0, which represents operational sustainability. The Authority's mission critical system applications that run financial, payroll and casino operating systems were remediated in April 1999. The Authority received compliance correspondence from 95% of its mission critical vendors and is complete with embedded system testing. These embedded systems include slot machines, heating and cooling machinery and equipment and related infrastructure. Concurrently, contingency and recovery plans were developed for critical entities to eliminate any disruptions to operations. As of February 14, 2000 there was no adverse material impact on the Authority's financial position, results of operations or cash flow relating to the Year 2000 program.

                                    32
Cost

The Authority has incurred approximately $1.5 million in costs to date associated with the Year 2000 program as of December 31, 1999. The Authority does not separately track costs, except for labor incurred by the information systems group and outside consulting fees, incurred for the Year 2000 program.

Due to the general uncertainty inherent in the Year 2000 issues, and in particular uncertainty of the Year 2000 compliance of the Mohegan Sun, from which the Company receives its revenues, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 1999. The fair market value of the Company's long-term debt at December 31, 1999 is estimated to be approximately $120,300,000 based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments are generally comprised of an investment in a Federal Home Loan Mortgage Corp. Discount Note. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

The Company does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that the Company will not use them as a means to manage interest rate risk in the future.

The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page 41

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                     Age                   Position

Len Wolman               45             Chairman of the Board and Chief
                                        Executive Officer
Alan Angel               43             Chief Financial Officer
Del J. Lauria            51             Director and Secretary
Stephan F. Slavik, Sr.   79             Director
Mark Wolman              42             Director

Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Under Mr. Wolman, Waterford Hotel Group, Inc. has grown from one hotel management contract to 25 properties in nine states. Mr. Wolman was actively involved in the development, construction and operation of the Mohegan Sun and is actively involved in the development and construction of the expansion to the Mohegan Sun. Mr. Wolman was instrumental in the formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director of Slavik Suites, Inc., one of Waterford Group's members. Mr. Wolman is the brother of Mark Wolman. Mr. Wolman's wife and Mr. Angel's wife are sisters.

Alan Angel. Mr. Angel became Chief Financial Officer of the Company in January, 1999. Since 1997, Mr. Angel has been the Chief Financial Officer of Mystic Suites, L.L.C. Mystic Suites, L.L.C is a commercial development firm based in eastern Connecticut which currently holds an ownership interest in a number of hotels managed by the Waterford Hotel Group, Inc. Prior to joining Mystic Suites, L.L.C., Mr. Angel resided in South Africa and served as Chief Financial Officer of Rowan & Angel cc. Mr. Angel is a certified public accountant and a chartered accountant. Mr. Angel has over 20 years of accounting experience. Mr. Angel's wife and Mr. Len Wolman's wife are sisters.

Del J. Lauria. Mr. Lauria became a Director of the Company, Chief Financial Officer and Secretary upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel.
Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik Suites, Inc., one of Waterford Group's members. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now know as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

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

Mark Wolman. Mr. Wolman became a Director of the Company upon its formation. Mr. Wolman is the president of Wolman Homes, Inc. d/b/a Wolman Construction. Wolman Homes, Inc. is a commercial development and construction firm based in eastern Connecticut. Mr. Wolman has been working with the Mohegan Tribe since 1992 and had been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun.
Mr. Wolman is the brother of Len Wolman.

Item 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors of the Company.

  Name                      Year Ended              Salary
 ------                    ------------            --------
Len Wolman (1)                1999                $165,000
                              1998                   ---
                              1997                   ---

Del Lauria                    1999                $165,000
                              1998                   ---
                              1997                   ---

Stephan F. Slavik, Sr.        1999                $165,000
                              1998                   ---
                              1997                   ---

Mark Wolman                   1999                $165,000
                              1998                   ---
                              1997                   ---


The Company's Directors have also received compensation as part of the operating expenses and Management Services Fee of TCA as detailed under points (a) and (h) of the table set forth above under "Amended and Restated Omnibus Financing Agreement". The Company does not have a compensation committee, and all compensation decisions are made by the Board of Directors.

(1) As detailed in Item 13, Len Wolman has an employment contract with the Company. For the years ended 1999, 1998 and 1997 no compensation was paid to Len Wolman pursuant to the employment contract.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's sole member is Waterford Group, L.L.C.

The following table sets forth the beneficial ownership interest in Waterford Group, L.L.C.

Name of                            % Ownership
Beneficial Owner                  in the Company
----------------                  --------------

LMW Investments, Inc. (1)            32.2033%
Slavik Suites, Inc. (2)              67.7967%
                                    ---------
                                    100.0000%
                                    =========

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Len Wolman is a managing partner of TCA.

Pursuant to the Development Agreement Phase I dated as of September 29, 1995, between TCA and SIML, TCA shall pay SIML a Development Services Fee Phase I. Pursuant to a subcontract, Construction received 20.83% of the Development Services Fee Phase I plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Directors) and 50% by Mark Wolman (a member of the Company's Board of Directors). Pursuant to a subcontract, Construction paid The Slavik Company $250,000 of Construction's $1.75 million. Del J. Lauria (the Company's Secretary and member of the Company's Board of Directors) and Stephan F. Slavik, Sr. (a member of the Company's Board of Directors) have a financial interest in The Slavik Company.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project.
The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. SIML has further subcontracted with Construction who has subcontracted with The Slavik Company. The fee payable by SIML to Construction as and when SIML receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has agreed to pay The Slavik Company 14.30% of the amount that Construction receives from SIML that relates to its share of the Development Services Fee Phase II.

The Company paid amounts to an affiliate for accounting services totaling $95,200, $146,300 and $86,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

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

In 1999 and 1998, approximately $756,000 and $690,000, respectively, was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1999 and 1998, $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of the Company and $1,664,699 to the Company) and $8,771,643 ($4,385,822 to SIML, $280,212
to the Directors of the Company, $521,296 to affiliates of the Company and $3,584,313 to the Company), respectively, had been paid by TCA in monthly management services fees.

For the year ended December 31, 1999, the Company paid to the Directors of the Company $660,000 as salaries for various services provided to the Company.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern
Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

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

           10.4 First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. (i)
           10.5 Purchase Agreement, dated as of March 10, 1999, among Waterford Gaming, L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner and Smith Inc. and Salomon Smith Barney. (vi)
           10.5.1 Agreement with Respect to Redemption or Repurchase of Subordinated Notes, dated September 10,
                         1997 (ii)
           10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
           10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove Associates. (i)
           10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
           10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
           10.10         Management Services Agreement, dated September 10,
                         1997. (ii)
           10.11         Development Services Agreement, dated September
                         10, 1997. (ii)
           10.12         Subdevelopment Services Agreement, dated September
                         10, 1997. (ii)
           10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated September 10, 1997. (ii)
           10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and Sun Cove Limited. (iii)

                                    39
           10.15         Waiver and Acknowledgment of Noteholder.  (iv)
           10.16         Relinquishment Agreement, dated February 7, 1998,
                         between the Mohegan Tribal Gaming Authority and
                         Trading Cove Associates.  (v)
           10.17         Development Services Agreement, dated February 7,
                         1998, between the Mohegan Tribal Gaming Authority
                         and Trading Cove Associates.  (v)
           10.18         Agreement, dated September 28, 1998, by and among,
                         Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                         Investments, Inc., Len Wolman, Mark Wolman,
                         Stephan F. Slavik, Sr. and Del J. Lauria (Len
                         Wolman's Employment Agreement).  (v)
           10.19         Agreement Relating to Development Services, dated
                         as of February 9, 1998, between Trading Cove
                         Associates and Sun International Management
                         Limited.  (vi)
           10.20         Local Construction Services Agreement, dated as of
                         February 9, 1998 between Sun International
                         Management Limited and Wolman Construction,
                         L.L.C. (vi)
           10.21         Escrow Deposit Agreement, dated as of the 3rd day
                         of March 1999, by and among the Mohegan Tribal
                         Gaming Authority and First Union National Bank, as
                         Defeasance Agent.  (vi)
           21.1          Subsidiaries of Waterford Gaming,
                         L.L.C. (i)
           21.2          Subsidiaries of Waterford Gaming Finance Corp. (i)
           27            Financial Data Schedule (vii)

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

(vii)   Included in Edgar filing only.

(b)     Financial Statement Schedules

        INDEX TO FINANCIAL STATEMENTS

  Report of Independent Accountants                         F-1
  Financial Statements:
     Balance Sheets as of December 31, 1999 and 1998        F-2
  Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                     F-3
  Statements of Changes in Member's Deficiency for the
    years ended December 31, 1999, 1998 and 1997            F-4
  Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                     F-5
  Notes to Financial Statements                             F-6


                  REPORT OF INDEPENDENT ACCOUNTANTS



TO THE MEMBER OF
WATERFORD GAMING, L.L.C.



In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



March 9, 2000


                              WATERFORD GAMING, L.L.C.

                                  BALANCE SHEETS

                            December 31, 1999 and 1998
                                    ----------



                                            1999           1998
                                        ------------   ------------


          ASSETS

Current assets
     Cash and cash equivalents          $ 60,337,617  $   2,783,344
     Temporary investments                   ---          2,045,430
     Restricted investments               11,807,092        ---
     Due from Trading Cove Associates        492,907      1,611,288
     Other assets                             86,821         19,299
                                        ------------   ------------
          Total current assets            72,724,437      6,459,361
                                        ------------   ------------
Trading Cove Associates -
  equity investment                        9,041,568      8,662,198
Beneficial interest - Leisure Resort
  Technology, Inc.                         5,674,009      4,191,909
Investment in 15% subordinated
  notes receivable                            ---        32,059,517
Investment in completion guarantee
  subordinated notes receivable               ---         5,075,000
Deferred financing costs, net of
  accumulated amortization of
   $294,125 and $1,058,895
     at December 31, 1999 and
     1998, respectively                    3,781,051      3,339,780
Fixed assets, net of accumulated
  depreciation of $9,882 and $0
   at December 31, 1999 and 1998,
    respectively                              44,036          ---
                                        ------------   ------------
          Total assets                  $ 91,265,101   $ 59,787,765
                                        ============   ============


          LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
     Accrued expenses                   $    159,480   $     35,172
     Accrued interest on senior notes
       payable                             3,417,059      1,002,715
                                        ------------   ------------
          Total current liabilities        3,576,539      1,037,887
                                        ------------   ------------
12-3/4% senior notes payable                 ---         61,471,000
9-1/2% senior notes payable              122,159,000        ---
                                        ------------   ------------
          Total liabilities              125,735,539     62,508,887
                                        ------------   ------------
Members' deficiency                      (34,470,438)    (2,721,122)
                                        ------------   ------------
          Total liabilities and
            members' deficiency         $ 91,265,101   $ 59,787,765
                                        ============   ============



The accompanying notes are an integral part of these financial statements.


                                       WATERFORD GAMING, L.L.C.

                                       STATEMENTS OF OPERATIONS

                         For the Years Ended December 31, 1999, 1998 and 1997
                                           ---------------

                                             1999           1998              1997
                                         -----------    -----------      ------------
Revenue
  Interest and dividend income           $ 6,144,502    $ 4,873,323      $  4,592,208
  Subordinated notes fee income -
    Trading Cove Associates                3,731,806      3,229,253         2,732,530
Completion guarantee notes fee
    income-Trading Cove Associates           903,438        467,500              ---
Management services income -
    Trading Cove Associates                1,664,699      3,584,313              ---
 Organization and administrative fee
    income - Trading Cove Associates      14,252,209      4,231,768              ---
                                         -----------    -----------      ------------
          Total revenue                   26,696,654     16,386,157         7,324,738
                                         -----------    -----------      ------------
Expenses
  Interest expense                        19,045,076      7,837,552         8,687,704
  Salaries - related parties                 660,000          ---                ---
  General and administrative                 310,004        332,605           193,461
12-3/4% senior notes tender expense          612,486          ---                ---
  Amortization of beneficial interest -
    Leisure Resort Technology, Inc.          517,900        865,302              ---
  Amortization on deferred financing
    costs                                  3,633,905        540,819           459,345
  Depreciation                                 9,882          ---                ---
                                         -----------    -----------      ------------
          Total expenses                  24,789,253      9,576,278         9,340,510
                                         -----------    -----------      ------------
                                           1,907,401      6,809,879        (2,015,772)
  Equity in income (loss) of Trading
     Cove Associates                       6,115,300       (482,869)          834,643
                                         -----------    -----------      ------------
          Net income (loss)              $ 8,022,701    $ 6,327,010      $ (1,181,129)
                                         ===========    ===========      ============


        The accompanying notes are an integral part of these financial statements.


                         WATERFORD GAMING, L.L.C.

                STATEMENTS OF CHANGES IN MEMBERS' DEFICIENCY

           For the Years Ended December 31, 1999, 1998 and 1997

                               ------------


                              Slavik Suites,Inc.    LMW Investments,Inc.    Waterford Group, L.L.C.       Total
                              ------------------    --------------------    -----------------------    ------------
Balance, January 1, 1997      $       (5,412,165)   $         (2,687,138)                              $ (8,099,303)
Contributions                             58,305                  27,695                                     86,000
Net loss                                (800,766)               (380,363)                                (1,181,129)
                              ------------------    --------------------                               ------------
Balance, December 31, 1997            (6,154,626)             (3,039,806)                                (9,194,432)
Contributions                             99,186                  47,114                                    146,300
Net income                             4,289,504               2,037,506                                  6,327,010
                              ------------------    --------------------                               ------------
Balance, December 31, 1998            (1,765,936)               (955,186)                                (2,721,122)
Contributions, January 1-
   March 17                               33,220                  15,780                                     49,000
Distributions, January 1-
   March 17                           (1,277,787)               (606,945)                                (1,884,732)
Net loss, January 1-March 17          (5,043,441)             (2,395,625)                                (7,439,066)
Transfer of interest                   8,053,944               3,941,976                (11,995,920)           ---
Distributions - March 17-
   December 31                             ---                     ---                  (37,936,285)    (37,936,285)
Net income - March 17-
   December 31                             ---                     ---                   15,461,767      15,461,767
                              ------------------    --------------------    -----------------------    ------------
Balance, December 31, 1999    $            ---      $              ---      $           (34,470,438)   $(34,470,438)
                              ==================    ====================    =======================    ============

        The accompanying notes are an integral part of these financial statements.


                         WATERFORD GAMING, L.L.C.

                         STATEMENTS OF CASH FLOWS

          For the Years Ended December 31, 1999, 1998 and  1997

                             ---------------



                                                             1999                   1998                   1997
                                                      -----------------      -----------------       ----------------

Cash flows from operating activities
    Net income (loss)                                 $       8,022,701      $       6,327,010       $     (1,181,129)
                                                      -----------------      -----------------       ----------------
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities
          Amortization                                        4,151,805              1,406,121                459,345
          Depreciation                                            9,882                  ---                     ---
          Equity in (income) loss of Trading Cove
            Associates                                       (6,115,300)               482,869               (834,643)
          Changes in operating assets
            and liabilities
              Accrued interest receivable -
                15% subordinated notes receivable            12,059,517             (4,317,371)            (3,733,909)
              Accrued interest receivable - completion
                guarantee subordinated notes receivable          75,000                (27,500)               (47,500)
              Due from Trading Cove Associates                1,118,381             (1,317,365)              (293,923)
              Other assets                                      (67,522)                50,907                (11,145)
              Accrued expenses                                   84,308                (43,156)                24,818
              Accrued interest on senior
                notes payable                                 2,414,344                  ---                 (217,389)
                                                       ----------------      -----------------      -----------------
                    Total adjustments
                                                             13,730,415             (3,765,495)            (4,654,346)
                                                       ----------------      -----------------      -----------------
                Net cash provided by(used in)
                     operating activities                    21,753,116              2,561,515             (5,835,475)
                                                       ----------------      -----------------      -----------------
Cash flows from investing activities
    Beneficial interest - Leisure Resort
      Technology, Inc.                                       (2,000,000)            (5,057,211)                 ---
    Cash in escrow                                                 ---                    ---              (5,000,000)
    Release of cash in escrow                                      ---               5,000,000                  ---
    Contributions to Trading Cove Associates                   (600,000)              (400,000)                 ---
    Distributions from Trading Cove Associates                6,335,930              1,639,225              3,132,820
    (Purchases) and sales of temporary
      investments - net                                       2,045,430              2,337,949             11,453,464
    (Purchases) and sales of restricted
      investments - net                                     (11,807,092)                 ---                    ---
    Purchase of completion guarantee subordinated
      note receivable                                        (2,798,125)            (2,798,125)            (2,798,125)
    Return on investment in completion guarantee
       subordinated notes receivable                            298,125                298,787                297,463
    Redemption of completion guarantee subordinated
       notes receivable                                       7,500,000                  ---                    ---
    Return on investment in 15% subordinated notes
      receivable                                                   ---                   ---                1,957,660
    Redemption of 15% subordinated notes receivable          20,000,000                  ---                    ---
    Fixed assets                                                (53,918)                 ---                    ---
                                                      -----------------      -----------------       ----------------
                Net cash provided by
           investing activities                              18,920,350              1,020,625              9,043,282
                                                      -----------------      -----------------       ----------------
Cash flows from financing activities
    Redemption of 12-3/4% senior notes                      (61,471,000)                 ---               (3,529,000)
    Proceeds from 9-1/2% senior notes issuance              125,000,000                  ---                    ---
    Redemption of 9-1/2% senior notes                        (2,841,000)                 ---                    ---
    Deferred financing costs                                 (4,035,176)            (1,177,855)              (373,560)
    Contributions by members                                     49,000                146,300                 86,000
    Distributions to members                                (39,821,017)                 ---                    ---
                                                      -----------------      -----------------       ----------------
                Net cash provided by
           (used in) financing activities                    16,880,807             (1,031,555)            (3,816,560)
                                                      -----------------      -----------------       ----------------
Net increase (decrease)in cash                               57,554,273              2,550,585               (608,753)
Cash and cash equivalents at beginning of year                2,783,344                232,759                841,512
                                                      -----------------      -----------------       ----------------
Cash and cash equivalents at end of year              $      60,337,617      $       2,783,344       $        232,759
                                                      =================      =================       ================
Supplemental disclosure of cash
  flow information:
     Cash paid during the period
       for interest                                   $      16,630,732      $       7,837,552       $      8,905,093
                                                      =================      =================       ================
Supplemental disclosure of non-cash financing
  activities:
     Deferred financing costs funded through
       accrued expenses                               $          40,000      $           ---         $          ---
                                                      =================      =================       ================



             The accompanying notes are an integral part of these financial statements.


                         WATERFORD GAMING, L.L.C.

                       NOTES TO FINANCIAL STATEMENTS


(i)  ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER
     ALLOCATIONS:

  Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invested in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the
"Authority").

  The Company is governed by a board of managers pursuant to the limited liability company agreement (the "Agreement").

    In connection with the Company's and the Company's wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issuance of $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware Limited Liability Company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are generally as follows:

    Slavik Suites, Inc.                     67.7967%
    LMW Investments, Inc.                   32.2033%
                                           ---------
                                           100.0000%
                                           =========

    The Agreement is effective until September 30, 2020 and may be terminated by unanimous decision of the member or any other event as stated in the Agreement.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting Method

    The accrual method of accounting is used in the preparation of the financial statements and the partnership income tax returns.



  Temporary Investments

    Temporary investments at December 31, 1998 are comprised of an investment in the John Hancock US Government Cash Reserve Fund (the "Fund"). The Fund invests in US dollar denominated securities issued by the US Government, its agencies and instrumentalities. The Fund maintains an average maturity of 90 days or less. The investment is reported at cost plus accrued dividend, which equals market.

  Restricted Investments

    Restricted investments at December 31, 1999 are principally comprised of an investment in a Federal Home Loan Mortgage Corp. Discount Note which was purchased at a discount rate of 5.46% and matures March 14, 2000. The investment represents a restricted investment fund that has been established with a trustee in terms of the $125 Million Senior Notes indenture and is reported at cost plus accrued interest, which approximates market.

  Trading Cove Associates - Equity Investment

    The Trading Cove Associates - equity investment is accounted for utilizing the equity method. Included in the investment is $10,600,000 which represents the purchase price paid to a corporation for their 12.5% interest in TCA. This amount was initially amortized on a straight-line basis over a 7-year term, which represents the term of the management agreement between TCA and the Authority, through March 1999. As a result of the Relinquishment Agreement, as defined, becoming effective the remaining balance will be amortized over 189 months beginning April 1999.

  Deferred Financing Costs

    All costs incurred with the issuance of the Company's and Finance's $125 Million Senior Notes, were capitalized and are amortized on a straight-line basis over the 11-year term of the $125 Million Senior Notes.

  Fixed Assets

    Fixed Assets are stated at cost. Depreciation is charged against income over the estimated life of the fixed assets. The estimated life is five years for furniture and fixtures and leasehold improvements.

  Income Taxes

    The Company, as a limited liability company, files federal and state partnership income tax returns which indicate each member's share of taxable income or loss to be reported on each member's tax return. As a result, no provision for federal and state income taxes has been made in the accompanying financial statements.

  Concentration of Credit Risk

    The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based upon the operating results of the Authority and the related management fees paid by the Authority and relinquishment fees and development fees to be paid by the Authority.

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

    The fair value of the Company's long term debt at December 31, 1999 is estimated to be approximately $120,300,000 based on the quoted market price for the same issue.

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

  Reclassifications

    Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

2.  TRADING COVE ASSOCIATES - EQUITY INVESTMENT:

    TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located on certain Tribal land in Uncasville, Connecticut, negotiated the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participated in the design, development and construction of the Mohegan Sun, which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, and until January 1, 2000 TCA had overseen the Mohegan Sun's day-to-day operations.

    TCA's primary source of revenue was management fees under the Management Agreement (the "Management Fees"). The Management Fees were paid monthly and were calculated at 40%-30% of net revenues of the Mohegan Sun. In addition, TCA was required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve.

    TCA will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. On November 8, 1996, certain partners of TCA withdrew and, concurrently, consented to the admission of the Company as a partner to TCA. Also, on November 8, 1996, the Company acquired an additional interest (12.5%) in TCA from a corporation for $10,600,000. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun Cove Limited ("Sun Cove"), an affiliate of Sun International Hotels Limited ("Sun International"). The Amended and Restated Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995) established certain priorities for payments to TCA's subcontractors out of available cash flow, if any. The subcontracts are primarily with TCA's partners and their affiliates.

    As of December 31, 1999, 1998 and 1997 the following summary information relates to Trading Cove Associates. Total revenues and net income are for the years ended December 31, 1999, 1998 and 1997.

                                   1999           1998          1997
                                   ----           ----          ----

  Total assets                $  8,634,840   $  8,720,632   $ 6,162,500
  Total liabilities             (1,741,019)    (4,011,858)   (1,074,602)
                              ------------   ------------   -----------
  Partners' capital           $  6,893,821   $  4,708,774   $ 5,087,898
                              ============   ============   ===========

  Total revenues              $ 72,179,041   $ 53,766,834   $28,935,534
                              ============   ============   ===========

  Net income                  $ 13,656,908   $  2,099,326   $ 4,734,346
                              ============   ============   ===========

                                   F-9

                                  1999           1998           1997
                                  ----           ----           ----

  Company's interest:

  Trading Cove Associates -
   equity investment,
     beginning of year        $  8,662,198   $ 10,384,292   $12,682,469
  Contributions                    600,000        400,000             0
  Distributions                 (6,335,930)    (1,639,225)   (3,132,820)
                              ------------   ------------   -----------
                                 2,926,268      9,145,067     9,549,649
                              ------------   ------------   -----------

  Income from Trading
   Cove Associates               6,828,454      1,049,663     2,367,173
   Amortization of
    interest purchased            (713,154)    (1,532,532)   (1,532,530)
                              ------------   ------------   -----------
   Equity in income
    (loss)of Trading
     Cove Associates             6,115,300       (482,869)      834,643
                              ------------   ------------   -----------
   Trading Cove
    Associates-equity
     investment, end
      of year                 $  9,041,568   $  8,662,198   $10,384,292
                              ============   ============   ===========


     On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and are moving forward with a significant expansion project at the Mohegan Sun (the "Project").

     Under the terms of an agreement (the "Relinquishment Agreement"), TCA continued to manage the Mohegan Sun under the Management Agreement until January 1, 2000. On December 31, 1999 the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun. As part of the Relinquishment Agreement and to compensate TCA for giving up its rights under the then current agreements, the Tribe has agreed to pay to TCA 5% of gross revenues generated from the Mohegan Sun and from the planned expansion, beginning on January 1, 2000 and ending on December 31, 2014. The relinquishment payments will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of revenues, as defined. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000 and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000.

     TCA has also negotiated a second agreement with the Tribe and the Authority (the "Development Agreement"), which has made TCA the exclusive developer of the Project. Under the Development Agreement, TCA will oversee the planning, design, and construction of the Project. TCA will be paid a development fee of $14 million under the terms of the Development Agreement. The Development Agreement became effective April 1, 1999. The development fee will be paid as follows: on January 15, 2000 and thereafter within fifteen (15) days following the end of each calendar quarter until the Project is completed, the Authority shall pay TCA a percentage of the development fee equal to the completed percentage of the Project as of December 31, 1999 and on the incremental completed percentage at the end of each successive calendar quarter. On January 19, 2000 TCA received a development fee payment from the Authority in the amount of $1,372,000.

     On March 18, 1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, Sun International Management Limited ("SIML"), LMW, Sun Cove, Slavik and Wolman Construction, L.L.C.; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 will terminate a) the Amended and Restated Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

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

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. The contingent obligation at December 31, 1999 was $2,977,932.

     (d) Fourth, to make the payments set forth in the agreement relating to development services and the local construction services agreement. The contingent obligation at December 31, 1999 was approximately $4,300,000.

     (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. The contingent obligation at December 31, 1999 was $46,920,954.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2004, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments.

     (h)  Eighth, to distribute all excess cash.

     Notwithstanding the foregoing, on the date TCA receives any funds from Sun International or the Company pursuant to the last sentence of Section
3 of the Financing Arrangement Agreement, TCA shall immediately distribute such amounts equally to its partners. On December 30, 1999 TCA received $10,536,543 from Sun International and the Company, pursuant to the last sentence of Section 3 of the Financing Arrangement Agreement, and TCA concurrently distributed $10,536,543 to its partners. The Company received $5,268,272.

     In addition, TCA shall not make any distributions pursuant to the Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of the Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Omnibus Termination Agreement.

     To the extent TCA does not have adequate cash to make the payments pursuant to the Omnibus Termination Agreement, such amounts due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

3.   BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

     On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove, former partner of TCA RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow.
If, at any time, TCA or any of its partners, affiliates, related entities, or any related person enters into an agreement with the Tribe, or any of its affiliates or any other related party, pursuant to which TCA's management or operation of, or any involvement of any kind with the enterprises is amended, restated, extended or renewed, or if a new agreement or related arrangement is entered into between TCA and the Tribe, the Company shall pay an additional $2,000,000 to Leisure on the earliest to occur of (i) the retirement of the Company's and Finance's $65 million 12-3/4% senior notes payable (the "$65 Million Senior Notes"),
(ii) any renewal, extension, refinancing or refunding of, or amendment, modification or supplement to, the $65 Million Senior Notes, and (iii) November 30, 2003. On March 17, 1999, the $65 Million Senior Notes were retired and on March 18, 1999, the Company paid $2,000,000 to Leisure.

     The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. The Leisure payments plus associated costs total $7,057,211. Accumulated amortization at December 31, 1999 and 1998 amounts to $1,383,202 and $865,302, respectively.

4.   NOTES RECEIVABLE:

     On December 30, 1999, the Authority paid to the holders of the Authority's 15% subordinated notes and completion guarantee notes an amount to satisfy all obligations of such subordinated notes. The Company received $44,403,517 from the Authority.

 15% Subordinated Notes Receivable

     On November 8, 1996, the Company purchased a 15% subordinated note receivable issued by the Authority which matures November 15, 2003, in the principal amount of $19,150,000 from Sun International. The Company also purchased the related accrued interest, deferred interest and subordinated notes fee amounts, as of November 8, 1996, totaling $5,922,543. In addition, on November 8, 1996, the Company received a distribution from TCA of an additional 15% subordinated note receivable from the Authority in the principal amount of $850,000, together with accrued interest of $148,406. As of December 31, 1996 the total amount due included $1,957,660 that related to subordinated notes fee amounts that were owed by TCA on the 15% subordinated notes. During the year ended December 31, 1997, the Company received $4,690,190 in subordinated notes fee payments from TCA. These subordinated notes fee payments were netted against the $1,957,660, which resulted in recognition of $2,732,530 in subordinated notes fee income during the year ended December 31, 1997. During the years ended December 31, 1999 and 1998, the Company received $3,731,806 and $3,229,253, respectively, in subordinated notes fee payment from TCA.

     The 15% subordinated notes receivable from the Authority bore interest at 15% per annum.

     At December 31, 1999 and 1998, the 15% subordinated notes receivable included accrued interest receivable of $0 and $12,059,517, respectively.

  Completion Guarantee Subordinated Notes Receivable

     On September 22, 1997, on October 12, 1998 and on October 12, 1999, the Company purchased completion guarantee subordinated notes receivable issued by the Authority which mature November 15, 2003, in the aggregate principal amount of $7,500,000 from Sun International. The Company also purchased the related accrued interest and deferred interest amounts which had not been paid by TCA totaling $106,875 as of September 22, 1997 and October 12, 1998 and $98,438 as of October 12, 1999 and
completion guarantee note fee amounts totaling $191,250 as of September 22, 1997 and October 12, 1998 and $199,687 as of October 12, 1999. As of
December 31, 1997, $425 related to completion guarantee note fee amounts that were owed by TCA on the completion guarantee subordinated note. During the year ended December 31, 1999, the Company received $903,438 in completion guarantee note fee payments from TCA. During the year ended December 31, 1998, the Company received $659,175 in completion guarantee note fee payments from TCA. These completion guarantee note fee payments were netted against the $191,675 resulting in recognition of $467,500 in completion guarantee note fee income during the year ended December 31, 1998.

At December 31, 1999 and 1998, the completion guarantee subordinated note receivable includes accrued interest receivable of $0 and $75,000, respectively.

The rate of interest payable by the Authority on the completion guarantee subordinated notes was the prime rate per annum announced by Chase
Manhattan Bank from "time to time" plus 1% (the "Base Rate").  The Base
Rate was set and revised at intervals of six months. At December 30, 1999, the Base Rate was 9.25% per annum and at December 31, 1998, the Base Rate was 9.0% per annum.

     At December 31, 1998 the carrying value of the notes receivable, plus accrued interest, plus fee amounts, are stated at cost, which the Company believes approximates market.

5.   $65 MILLION 12-3/4% SENIOR NOTES PAYABLE:

     The $65 Million Senior Notes payable at December 31, 1999 and 1998, consist of $0 and $61,471,000, respectively, aggregate principal amount of the $65 Million Senior Notes issued on November 8, 1996 by the Company and Finance.

     The $65 Million Senior Notes were redeemed as part of the Company's and Finance's $125 Million Senior Notes offering which was completed on March 17, 1999.

6.   $125 MILLION 9-1/2% SENIOR NOTES PAYABLE:

     On March 17, 1999, the Company and Finance, issued $125 Million Senior Notes. Payment of the principal of, and interest on, the $125 Million Senior Notes is subordinate in right of payment to all of their existing and future secured debts.

     Interest is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum which commenced on September 15, 1999.

     The principal amount of the $125 Million Senior Notes is payable on March 15, 2010. The Company and Finance may elect to redeem the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage (105.182% after March 14, 2004 and declining to 104.318% after March 14, 2005, 103.455% after March 14, 2006,
102.591% after March 14, 2007, 101.727% after March 14, 2008, 100.864%
after March 14, 2009, and to 100% after March 14, 2010) of the principal amount thereof plus accrued interest. The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after March 14, 2002, 106.045% after March 14, 2003,
105.182% after March 14, 2004, 104.318% after March 14, 2005, 103.455%
after March 14, 2006, 102.591% after March 14, 2007, 101.727% after March
14, 2008, 100.864% after March 14, 2009, and to 100.000% after March 14,
2010). On August 1, 1999 the Company and Finance had Company Excess Cash as defined in the Indenture available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

7.   RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

     The following is a reconciliation of net income (loss) for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1999, 1998 and 1997.



                                         For the                  For the                  For the
                                        Year Ended               Year Ended               Year Ended
                                     December 31, 1999       December 31, 1998         December 31, 1997
                                    ------------------       -----------------         -----------------
Financial Statement
 net income (loss)                  $        8,022,701       $       6,327,010         $      (1,181,129)
Financial statement
 equity in (income) loss
 of Trading Cove Associates
 over tax basis equity in
 (income) loss of Trading
  Cove Associates                              176,879                 131,018                  (212,768)
Other                                           (6,603)                 39,999                   113,906
                                    ------------------       -----------------         -----------------
Federal income tax basis
 net income (loss)                  $        8,192,977       $       6,498,027         $      (1,279,991)
                                    ==================       =================         =================


     The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 1999, 1998 and 1997.


                                             1999                1998                1997
                                        ------------        ------------        ------------
Financial statement members'
 deficiency                             $(34,470,438)       $ (2,721,122)       $ (9,194,432)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                296,637             132,082             209,065
Current year financial
 statement net loss over
 (under) federal income tax
 basis net income (loss)                     170,276             171,017             (98,862)
                                        ------------        ------------        ------------
Federal income tax basis
 members' deficiency                    $(34,003,525)       $ (2,418,023)       $ (9,084,229)
                                        ============        ============        ============




8.   RELATED PARTY AGREEMENTS AND TRANSACTIONS:

     Pursuant to the Development Services Agreement Phase I, dated as of September 29, 1995 between TCA and SIML, TCA shall pay SIML a fee ("the Development Services Fee Phase I") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Wolman Construction, L.L.C. ("Construction") will receive 20.83% of the Development Services Fee Phase I plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Directors) and 50% by Mark
Wolman (a member of the Company's Board of Directors).   Pursuant to a
subcontract, Construction will pay The Slavik Company $250,000 of Construction's approximately $1.75 million. Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors) and Stephan F. Slavik, Sr. (a member of the Company's Board of Directors) have a financial interest in The Slavik Company. For the years ended December 31, 1999, 1998 and 1997, Construction received $0, $1,749,724 and
$368,560, respectively, and The Slavik Company received $0, $250,000 and $61,440, respectively, of their share of the Development Services Fee Phase I on a cumulative basis.

     On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow if any, in accordance with the Omnibus Termination Agreement.

     SIML has further subcontracted with certain affiliates of the Company to provide certain of those services assigned to SIML by TCA. SIML shall pay to those affiliates of the Company approximately 20% of the Development Services Fee Phase II as and when SIML receives payment if any, from TCA.

     The Company paid amounts to an affiliate for accounting services totaling $95,200, $146,300 and $86,000, respectively, during the years ended December 31, 1999, 1998 and 1997. On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. No payments were made pursuant to the employment agreement during 1999 and 1998.

     In 1999 and 1998, approximately $756,000 and $690,000, respectively, was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1999 and 1998, $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of the Company and $1,664,699 to the Company) and $8,771,643 ($4,385,822 to SIML,
$280,212 to the Directors of the Company, $521,296 to affiliates of the Company and $3,584,313 to the Company), respectively, had been incurred by TCA in monthly management services fees.

For the year ended December 31, 1999, the Company paid the Directors of the Company $660,000 as salaries for various services provided to the Company.

     Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

9.   SUBSEQUENT EVENTS:

     On January 4, 2000 in accordance with the terms of the Indenture and the Security and Control Agreement dated as of March 17, 1999 between the Company and Finance and State Street Bank and Trust Company, $15,000,000 was transferred to restricted investments (Interest Reserve Account).

     On January 4, 2000, also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its sole member
Waterford Group.


      On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in Trading Cove Associates.

      By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford
Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants.

      The Company believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of potential loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

      On January 11, 2000, the Company made a tax distribution to its member in accordance with the terms of the Indenture totaling $2,557,545.

      On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance will make a mandatory redemption of $125 Million
Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000.


(c)  Reports on Form 8-K

(i)  Form 8-K filed on December 21, 1999

     Item 5.

     The Mohegan Tribal Gaming Authority (the "Authority") has filed its 1999 annual report on Form 10-K for the fiscal year ended September 30, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: December 20, 1999

(ii) Form 8-K filed on February 15, 2000

     Item 5.

     The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report of Form 10-Q for the quarter ended December 31, 1999, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: February 14, 2000

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WATERFORD GAMING, L.L.C.

/s/ Len Wolman                 Chairman of the Board of Directors,
--------------                  Chief Executive Officer
Len Wolman
Date: March 27, 2000



/s/ Alan Angel                 Chief Financial Officer
--------------
Alan Angel
Date: March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 27, 2000.

SIGNATURE                      TITLE

/s/ Len Wolman                 Chairman of the Board of Directors,
--------------                  Chief Executive Officer
Len Wolman

/s/ Del J. Lauria              Member of the Board of Directors,
-----------------               Secretary
Del J. Lauria

/s/ Mark Wolman               Member of the Board of Directors
---------------
Mark Wolman

/s/ Stephan F. Slavik, Sr.    Member of the Board of Directors
--------------------------
Stephan F. Slavik, Sr.


                                    42