Form 10-Q
period 2000-03-31
WATERFORD GAMING LLC
filed 2000-05-11
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: 03/31/2000

                                    or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to

         Commission file number: 333-17795

                         WATERFORD GAMING, L.L.C.
                         ------------------------

          (Exact name of Registrant as specified in its charter)

               Delaware                           06-1465402
     -------------------------------         --------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

     914 Hartford Turnpike, P.O. Box 715
              Waterford, CT                         06385
     ------------------------------------         ---------
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (860) 442-4559

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

                                                                 Page
                                                                 Number


PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Report of Independent Accountants                                  1

Financial Information                                              2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2000 (unaudited) and December 31, 1999                   3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 2000 (unaudited) and
March 31, 1999 (unaudited)                                         4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the three months ended
March 31, 2000 (unaudited) and March 31, 1999 (unaudited)          5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 2000 (unaudited) and
March 31, 1999 (unaudited)                                         6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                     7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                              24

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                        25
Item 2 -- Changes in Securities                                    25
Item 3 -- Defaults upon Senior Securities                          25
Item 4 -- Submission of Matters to a Vote of Security Holders      25
Item 5 -- Other Information                                        25
Item 6 -- Exhibits and Reports on Form 8-K                         26

Signatures - Waterford Gaming, L.L.C.                              29




                     Report of Independent Accountants
                     ---------------------------------


To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford
Gaming, L.L.C. (the "Company") as of March 31, 2000, and the related condensed statements of operations, and changes in member's deficiency and of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 1999, and the related statements of operations and changes in member's deficiency and of cash flows for the year then ended (not presented herein); and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP

May 8, 2000

PART I -- FINANCIAL INFORMATION
          ---------------------

Item 1 -- Financial Statements
          --------------------

The unaudited condensed financial information as of March 31, 2000 and 1999, and for the three months ended March 31, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                         Waterford Gaming, L.L.C.

                         Condensed Balance Sheets

             March 31, 2000 (Unaudited) and December 31, 1999
                         -------------------------


                                         March 31,          December 31,
                                           2000                 1999
                                       ------------         ------------

          ASSETS

Current assets
   Cash and cash equivalents           $  2,057,540         $ 60,337,617
   Restricted investments                26,479,492           11,807,092
   Due from Trading Cove Associates         358,407              492,907
   Other assets                              64,101               86,821
                                       ------------         ------------
      Total current assets               28,959,540           72,724,437
                                       ------------         ------------
Trading Cove Associates-equity
      investment                          9,070,154            9,041,568
Beneficial interest-Leisure Resort
      Technology, Inc.                    5,580,806            5,674,009
Deferred financing costs, net of
      accumulated amortization of
      $386,750 and $294,125 at March
      31, 2000 and December 31, 1999,
      respectively                        3,688,426            3,781,051
Fixed assets, net of accumulated
      depreciation of $12,577 and
      $9,882 at March 31, 2000 and
      December 31, 1999, respectively        41,341               44,036
                                       ------------         ------------
      Total assets                     $ 47,340,267         $ 91,265,101
                                       ============         ============

          LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses                    $    342,797         $    159,480
   Accrued interest on senior notes
      payable                               506,168            3,417,059
                                       ------------         ------------
      Total current liabilities             848,965            3,576,539
                                       ------------         ------------
9-1/2% senior notes payable             119,882,000          122,159,000
                                       ------------         ------------
      Total liabilities                 120,730,965          125,735,539
                                       ------------         ------------
Members' deficiency                     (73,390,698)         (34,470,438)
                                       ------------         ------------
      Total liabilities and members'
      deficiency                       $ 47,340,267         $ 91,265,101
                                       ============         ============



The accompanying notes are an integral part of these condensed financial statements.

                         Waterford Gaming, L.L.C.

                    Condensed Statements of Operations

            For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)
                                -----------


                                           2000                1999
                                        -----------         -----------

Revenue
   Interest and dividend income         $   503,730         $ 1,359,582
   Subordinated notes fee income-
     Trading Cove Associates                692,782                 ---
   Completion guarantee notes fee
     income-Trading Cove Associates         215,625                 ---
   Management services income-
     Trading Cove Associates                    ---             665,355
   Organization and administrative fee
     income-Trading Cove Associates             ---           5,639,486
                                        -----------         -----------
          Total revenue                   1,412,137           7,664,423
                                        -----------         -----------

Expenses
   Interest expense                       3,088,304           9,981,386
   Salaries-related parties                 161,447                 ---
   General and administrative               216,487             179,869
   12-3/4% senior notes tender expense          ---             648,486
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.         93,203             233,113
   Amortization on deferred financing
     costs                                   92,625           3,355,575
   Depreciation                               2,695               1,273
                                        -----------         -----------
          Total expenses                  3,654,761          14,399,702
                                        -----------         -----------
                                         (2,242,624)         (6,735,279)
   Equity in income of
     Trading Cove Associates                551,698             208,610
                                        -----------         -----------
          Net loss                      $(1,690,926)        $(6,526,669)
                                        ===========         ===========


The accompanying notes are an integral part of these condensed financial statements.
                                   4

                         Waterford Gaming, L.L.C.

          Condensed Statements of Changes in Members' Deficiency

            For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)
                                -----------

                    For the Three Months Ended March 31, 2000

                           Waterford Group, L.L.C.               Total
                           -----------------------           -------------
Balance, January 1, 2000   $           (34,470,438)          $ (34,470,438)

Contributions                                  ---                     ---

Distributions                          (37,229,334)            (37,229,334)

Net loss                                (1,690,926)             (1,690,926)
                           -----------------------           -------------
Balance, March 31, 2000    $           (73,390,698)          $ (73,390,698)
                           =======================           =============



                              For the Three Months Ended March 31, 1999

                              Slavik Suites Inc.       LMW Investments Inc.    Waterford Group, L.L.C.          Total
                              ------------------       --------------------    -----------------------       ------------
Balance, January 1, 1999      $       (1,765,936)      $           (955,186)                                 $ (2,721,122)

Contributions, January 1-
  March 17                                33,220                     15,780                                        49,000

Distributions, January 1-
  March 17                            (1,277,787)                  (606,945)                                   (1,884,732)

Net loss, January 1-March 17          (5,067,483)                (2,407,045)                                   (7,474,528)

Transfer of interest                   8,077,986                  3,953,396    $           (12,031,382)                 0

Distributions, March 17-
  March 31                                   ---                        ---                (37,050,000)       (37,050,000)

Net income, March 17-March 31                ---                        ---                    947,859            947,859
                              ------------------       --------------------    -----------------------       ------------
Balance, March 31, 1999       $              ---       $                ---    $           (48,133,523)      $(48,133,523)
                              ==================       ====================    =======================       ============


The accompanying notes are an integral part of these condensed financial statements.

                         Waterford Gaming, L.L.C.

                    Condensed Statements of Cash Flows

            For the Three Months Ended March 31, 2000 and 1999

                                (Unaudited)
                                -----------


                                            2000                1999
                                        ------------        ------------

Cash flows from operating activities
   Net loss                             $ (1,690,926)       $ (6,526,669)
                                        ------------        ------------
   Adjustments to reconcile net loss
     to net cash used in operating
     activities
          Amortization                       185,828           3,588,688
          Depreciation                         2,695               1,273
          Equity in income of Trading
           Cove Associates                  (551,698)           (208,610)
          Changes in operating assets
           and liabilities
            Increase in accrued interest
             receivable-15% subordinated
             notes receivable                    ---          (1,172,909)
            Increase in accrued interest
             receivable-completion
             guarantee subordinated notes
             receivable                          ---            (112,500)
            Decrease (increase) in due
             from Trading Cove Associates    134,500          (1,223,712)
            Decrease (increase) in other
             assets                           22,720             (40,466)
            Increase in accrued expenses     183,317             160,504
            Decrease in accrued interest
             on senior notes payable      (2,910,891)           (507,923)
                                        ------------        ------------
                Total adjustments         (2,933,529)            484,345
                                        ------------        ------------
                Net cash used in
                  operating activities    (4,624,455)         (6,042,324)
                                        ------------        ------------

   Cash flows from investing activities
     Beneficial interest-Leisure
      Resort Technology, Inc.                    ---          (2,000,000)
     Contributions to Trading Cove
      Associates                            (300,000)           (200,000)
     Distributions from Trading Cove
      Associates                             823,112             667,659
     (Purchases) and sales of
      temporary investments-net                  ---          (9,840,419)
     (Purchases) and sales of
      restricted investments-net         (14,672,400)                ---
     Fixed assets                                ---             (49,000)
                                        -------------       ------------
                Net cash used in
                 investing activities     (14,149,288)       (11,421,760)
                                        -------------       ------------

   Cash flows from financing activities
     Redemption of 12-3/4% senior
      notes                                       ---        (61,471,000)
     Proceeds from 9-1/2% senior notes
      issuance                                    ---        125,000,000
     Redemption of 9-1/2% senior notes     (2,277,000)               ---
     Deferred financing costs                     ---         (3,729,741)
     Contributions by members                     ---             49,000
     Distributions to members             (37,229,334)       (38,934,732)
                                        -------------       ------------
                Net cash (used in)
                 provided by
                 financing activities     (39,506,334)        20,913,527
                                        -------------       ------------
   Net (decrease) increase in cash        (58,280,077)         3,449,443

   Cash and cash equivalents at
     beginning of quarter                  60,337,617          2,783,344
                                        -------------       ------------
   Cash and cash equivalents at
     end of quarter                     $   2,057,540       $  6,232,787
                                        =============       ============
   Supplemental disclosure of cash
     flow information:
      Cash paid during the quarter
       for interest                     $   5,999,195       $ 10,489,309
                                        =============       ============
   Supplemental disclosure of
     non-cash financing activities:
      Deferred financing costs
       funded through accrued expenses  $      40,000       $    440,061
                                        =============       ============


The accompanying notes are an integral part of these condensed financial statements.

                         WATERFORD GAMING, L.L.C.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)
                                -----------

1.   Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 1999 audited financial statements and should be read in conjunction with the Company's 1999 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 27, 2000. The condensed balance sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles.

The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000, and the results of operations, the statements of member's deficiency and cash flows for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").

2.   Trading Cove Associates - Equity Investment:

As of March 31, 2000 and 1999, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the three months ended March 31, 2000 and 1999:


                                     March 31,           March 31,
                                       2000                1999
                                   -------------       ------------

Total assets                       $  12,810,747       $ 10,761,020
Total liabilities                     (5,639,741)         5,804,077
                                   -------------       ------------

Partners' capital                  $   7,171,006       $  4,956,943
                                   =============       ============

Total revenue                      $   8,328,152       $ 15,397,856
                                   =============       ============

Net income                         $   1,323,409       $  1,183,486
                                   =============       ============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                       $   9,041,568       $  8,662,198
  Contributions                          300,000            200,000
  Distributions                         (823,112)          (667,659)
                                   -------------       ------------

                                       8,518,456          8,194,539
                                   -------------       ------------
Income from Trading Cove
  Associates                             661,705            591,743
Amortization of interests
  purchased                             (110,007)          (383,133)
                                   -------------       ------------
Equity in income of
  Trading Cove Associates                551,698            208,610
                                   -------------       ------------
Trading Cove Associates -
  equity investment                $   9,070,154       $  8,403,149
                                   =============       ============


3.   Beneficial Interest - Leisure Resort Technology, Inc:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove Limited ("Sun Cove"), former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the $65 Million Senior Notes were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement.

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at March 31, 2000 and 1999 amounts to $1,476,405 and $1,098,415, respectively.

4.   $125 Million 9-1/2% Senior Notes Payable:

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after March 14, 2002, 106.045% after March 14, 2003,
105.182% after March 14, 2004, 104.318% after March 14, 2005, 103.455%
after March 14, 2006, 102.591% after March 14, 2007, 101.727% after March
14, 2008, 100.864% after March 14, 2009, and to 100.00% after March 14,
2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at March 31, 2000 and December 31, 1999 is estimated to be approximately $115,100,000 and $120,300,000, respectively, based on the quoted market price for the same issue.

5.   Change of Ownership:

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

6.   Certain Relationships and Related Transactions

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Mohegan Tribal Gaming Authority (the "Authority") an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. SIML has further subcontracted with Wolman Construction, L.L.C. ("Construction") who has subcontracted with The Slavik Company. The fee payable by SIML to Construction as and when SIML receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has agreed to pay The Slavik Company 14.30% of the amount that Construction receives from SIML that relates to its share of the Development Services Fee Phase II. On April 26, 2000 TCA paid $3,095,000 as partial payment Development Services Fee Phase II. Construction received $644,688 and Construction paid The Slavik Company $92,190 on April 26, 2000.

The Company paid amounts to an affiliate for accounting services totaling $0 and $95,200, respectively, during the quarters ended March 31, 2000 and 1999.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to
 .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the quarters ended March 31, 2000 and 1999 the Company incurred $161,447 and $0, respectively, as an expense pursuant to Len Wolman's employment agreement.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern
Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

Item 2 -- Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources, issues relating to the Year 2000 and the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends", or the negative of any thereof or other variations thereon or comparable technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

The information concerning Sun International Hotels Limited ("Sun
International"), the Tribe and the Authority has been derived from publicly filed information.

Development and Operational Activities
--------------------------------------

The Company is a special purpose company formed solely for the purpose of holding its partnership in TCA.

Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Tribe and the Authority in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun and until January 1, 2000, TCA had overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun Cove, an affiliate of Sun International.

Trading Cove Associates - Material Agreements
---------------------------------------------

On February 7, 1998, TCA, the Tribe and the Authority finalized contract negotiations and are moving forward with a significant expansion project at the Mohegan Sun (the "Project"). As a result, TCA and the Authority have terminated the Management Agreement effective January 1, 2000.

Under the terms of an agreement (the "Relinquishment Agreement") TCA continued to manage the Mohegan Sun under the Management Agreement until January 1, 2000. On December 31, 1999 the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun. Under this Relinquishment Agreement to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority has agreed to pay to TCA 5% of Revenues, as defined, (the "Relinquishment Fees") generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000.

Relinquishment Agreement
------------------------

The payments under the Relinquishment Agreement will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of Revenues. Revenues are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues (including, without limitation, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires). Revenues exclude revenues generated by any other expansion of the Mohegan Sun. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Tribe's senior obligations.

For the quarter ended March 31, 2000 the Relinquishment Fees earned was $4,947,458 and on April 25, 2000 TCA received $4,947,458 as a senior relinquishment payment.

Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee").

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. On January 19, 2000 and on April 20, 2000 the Authority paid the quarterly Development Fee of $1,372,000 and $896,000, respectively, to TCA in accordance with the terms of the Development Agreement.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Omnibus Termination Agreement".

SIML has further subcontracted with Construction (the "Local Construction Services Agreement") to provide certain of those services assigned to SIML by TCA. SIML shall pay 20.83% of the Development Services Fee Phase II as and when SIML receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.

Management Agreement
--------------------

The Management Agreement between TCA and the Tribe was entered into on August 30, 1995. The Tribe had assigned its rights and obligations in this agreement to the Authority. The Authority and TCA had consented to this assignment.

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

Until January 1, 2000 TCA received a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun set forth below (in thousands):


                          I                  II                III
                    --------------   ------------------   -------------
                      40% of Net     Revenues in Tier I    Revenues in
                    Revenues up to          plus            Tiers I &
                                         35% of Net       II plus 30% of
                                          Revenues         Net Revenues
                                           between            above
                    --------------   ------------------   -------------

Year 1                 $50,546         $50,547-$63,183       $63,183
Year 2                 $73,115         $73,116-$91,394       $91,394
Year 3                 $91,798         $91,799-$114,747      $114,747
Year 4                 $95,693         $95,694-$119,616      $119,616

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

In addition, TCA was required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve. The capital replacement reserve is the property of the Authority.

Certain Risk Factors
--------------------

Lack of Operations; Dependance on the Mohegan Sun

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the issuance of the $125 Million Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs from cash flows from TCA and from cash flows (dividend and interest) from restricted and temporary investments.

TCA has two current sources of revenue and cash flows, Relinquishment Fees and Development Fee. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees and Development Fee. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with SIML who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the expansion. Based upon the estimated cost of the expansion of $800 million, such Development Services Fee Phase II and expenses are expected to be approximately $24 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the expansion cannot exceed $800 million, the actual costs of the expansion may exceed such amounts. If the total costs of the expansion increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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


Sources of Revenues
-------------------

The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees and Development Fee payments by the Authority.

Distribution on the Company's Partnership Interest in TCA
---------------------------------------------------------

TCA's major sources of revenues for 2000 are Relinquishment Fees and Development Fee which are both payable by the Authority.

Omnibus Termination Agreement
-----------------------------

On March 18, 1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Omnibus Financing Agreement, as defined;
b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the quarter ended March 31, 2000 $471,050 ($235,525 to Sun Cove and $235,525
          to affiliates of the Company) had been incurred by TCA in terms of this first priority. The accrued contingent obligation at March 31, 2000 was $0.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. Since January 1, 2000 these capital contributions aggregated $600,000. $200,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of March 31, 2000, $400,000 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement.
          For the quarter ended March 31, 2000 $2,977,932 ($2,069,525 to
          Sun International and $908,407 to the Company) had been incurred by TCA in terms of this third priority. The accrued contingent obligation at March 31, 2000 was $0.

     (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the quarter ended March 31, 2000 $3,095,000 ($2,450,312 to SIML, $552,498 to Construction and
          $92,190 to the Slavik Company) had been incurred by TCA in terms of this fourth priority. The accrued contingent obligation at March 31, 2000 was approximately $1,238,000.

     (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. The accrued contingent obligation at March 31, 2000 was $1.25 million.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. The accrued contingent obligation at March 31, 2000 was approximately $46,921,000.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments. The accrued contingent obligation at March 31, 2000 was approximately $2,474,000.

     (h)  Eighth, to distribute all excess cash.

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

Until January 1, 2000 TCA's primary source of revenue was Management Fees.

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

In terms of the Omnibus Termination Agreement, the Amended and Restated Omnibus Financing Agreement (the "Omnibus Financing Agreement") was terminated effective January 1, 2000.

Pursuant to the Omnibus Financing Agreement, as agreed to by TCA, the Company and Sun International, dated September 10, 1997 (effective as of September 29, 1995), upon receipt of the Management Fees, TCA was required to make a number of different types of payments to its subcontractors. The subcontracts were primarily with TCA's partners or their affiliates. One of the considerations used by the National Indian Gaming Commission (the "NIGC") in determining whether or not to approve a management contract is whether TCA was providing a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, as defined, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable are to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

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

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes").
     The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes was the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate was set and revised at intervals of six months. At March 31, 1999 the Base Rate was 9% per annum.

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

The following table sets forth the priority of the distribution from TCA of the Management Fees to its partners or TCA's subcontractors:

(a) First, for each fiscal year of the Authority, up to $2,000,000 of the Management Services Fee, as defined, was paid by TCA for expenses. A portion of the Management Services Fee, as defined, was used to pay the compensation of the officers and directors of the Company.

(b) Second, to return capital contributions made by the partners of TCA after September 29, 1995. These capital contributions aggregated $3,400,000 and were repaid to the partners, 50% to the Company and 50% to Sun Cove. As of March 31, 1999, no capital contributions remained outstanding.

(c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which is the weighted average principal amount of Subordinated Notes outstanding including all interest that is not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which is $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International were entitled to one half of the Subordinated Notes Fee Amounts. For the quarter ended March 31, 1999, $0 had been paid by TCA in terms of this third priority.

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

     When the Authority paid the Company and Sun International any amounts relating to the Non-Pik Completion Guarantee Notes (other than current interest), such amounts that relate to the Deferred Interest Amounts acquired by TCA shall be immediately paid over to TCA. On December 30, 1999 TCA received a total of $10,536,543 from Sun International and the Company and TCA concurrently distributed $10,536,543 to its partners. The Company received $5,268,272.

     For the quarter ended March 31, 1999, $0 had been paid by TCA in terms of this fourth priority.

(e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the quarter ended March 31, 1999, $0 had been paid by TCA in terms of this fifth priority.

(f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (unreturned balance as of March 31, 1999 was $0).

(g) Seventh, payment of a Development Services Fee Phase I to SIML equal to $8,280,000 constituting 3% of the total development costs (less land acquisition costs) of the Mohegan Sun plus $25,000. SIML had subcontracted with certain affiliates of the Company. The fees payable by SIML to the affiliates of the Company were equal to 20.83% of the Development Services Fee Phase I plus $25,000 (total $1,749,724). At March 31, 1999 $8,305,000 had been paid by TCA as
     Development Services Fee Phase I.

(h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan sun or ii) 25% of the sum of the Excess Cash (as defined in the Amended and Restated Partnership Agreement of TCA) of TCA plus 25% of the Organizational and Administrative Fee, as defined, and the Marketing and the Casino Operations Fee, as defined. After deducting operating expenses (which were the following amounts; $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation amortization, management fee expense, interest expense and other non-cash charges less interest income) was $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA was greater than $200.0 million but less than $225.0 million and $4.0 million if the Mohegan Sun's EBITDA was greater than $225.0 million the remaining amounts were distributed in equal amounts to SIML and the Company. A portion of the Management Services Fee was used to pay the compensation of the officers and directors of the Company.

     For the quarter ended March 31, 1999, $1,330,710 ($665,355 to SIML and $665,355 to the Company) had been paid by TCA in terms of this eighth priority.

(i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At March 31, 1999, $5,520,000 had been paid by TCA in terms of this ninth priority.

(j) Tenth, distribution of an amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes.
     This amount was paid 50% to Sun Cove and 50% to the Company. For the quarter ended March 31, 1999, $935,317 had been paid by TCA in terms of this tenth priority.

(k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees were paid in equal amounts to the Company and SIML. These fees were each equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $400 million. For the quarter ended March 31, 1999, $11,278,973, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

(l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company.

Results of Operations
---------------------

Comparison of Operating Results for the Quarters Ended March 31, 2000 and
-------------------------------------------------------------------------
1999
----

Total revenue for the three months ended March 31, 2000 was $1,412,137 compared with $7,664,423 for the three months ended March 31, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income-Trading Cove Associates increased by $692,782, completion guarantee notes fee income-Trading Cove Associates increased by $215,625, management services income-Trading Cove Associates decreased by $665,355 and organizational and administrative fee income-Trading Cove Associates decreased by $5,639,486 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates-Material Agreements" and "Omnibus Termination Agreement" and "Amended and Restated Omnibus Financing Agreement". In addition, interest and dividend income decreased by $855,852 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the quarter ended March 31, 2000 was $3,654,761 compared with $14,399,702 for the quarter ended March 31, 1999. Interest expense decreased by $6,893,082 and amortization on deferred financing costs decreased by $3,262,950 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, salaries-related parties increased by $161,447 due to Len Wolman's employment agreement, general and administrative costs increased by $36,618 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other
Information: Item 1 Legal Proceedings, totaling approximately $170,000, by a decrease in Commission filing expense of approximately $15,600, by a decrease in trustee and disbursement agent fees of approximately $6,200, by a decrease in legal fees of approximately $25,500, by a decrease in accounting fees of approximately $93,500 (during the quarters ended March 31, 2000 and 1999 the Company paid accounting fees to an affiliate totaling $0 and $95,000, respectively) and by an increase in federal and state payroll taxes of $7,000), 12-3/4% senior notes tender expense decreased by $648,486 due to the redemption of the $65 Million Senior Notes, a decrease in amortization of beneficial interest-Leisure Resort Technology, Inc. of $139,910 due to the increase in the period over which the asset is amortized and by an increase in depreciation of approximately $1,400.

Equity in income of Trading Cove Associates for the quarter ended March 31, 2000 was $551,698 compared with $208,610 for the quarter ended March 31, 1999 as a result of the increase in income from Trading Cove Associates of approximately $70,000 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of approximately $273,000 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced a net loss of $1,690,926 for the three months ended March 31, 2000 compared with a net loss of $6,526,669 for the three months ended March 31, 1999.

Comparison of Operating Results for the Quarters Ended March 31,
----------------------------------------------------------------
1999 and 1998
-------------

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

Total expenses for the quarter ended March 31, 1999 was $14,399,702 compared with $2,373,917 for the quarter ended March 31, 1998. Interest expense increased by $8,021,998 and amortization on deferred financing costs increased by $3,240,057 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $85,165, (primarily attributable to an increase in accounting fees of approximately $95,000 (during the quarters ended March 31, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $0, respectively), an increase in Commission filing expense of approximately $15,600 partially offset by a decrease in legal fees of approximately $33,700), an increase in 12-3/4% senior notes tender expense of $648,486, an increase in amortization of beneficial interest-Leisure Resort Technology, Inc. of $28,806 and by an increase in depreciation of $1,273.

Equity in income (loss) of Trading Cove Associates for the three months ended March 31, 1999 was $208,610 compared with $(443,258) for the three months ended March 31, 1998, as a result of the increase in income from Trading Cove Associates of $651,868 due to the timing of payments pursuant to the Omnibus Financing Agreement.

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

On January 4, 2000 also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its sole member Waterford Group and on January 11, 2000 and on April 13, 2000 the Company distributed $2,557,545 and $132,869, respectively, to Waterford Group as a tax distribution.

For the three months ended March 31, 2000 and 1999, net cash used in operating activities (as shown in the Condensed Statements of Cash Flows) was $4,624,455 and $6,042,324, respectively.

Current assets decreased from $72,724,437 at December 31, 1999 to $28,959,540 at March 31, 2000. The decrease was caused primarily by the distributions to the Company's sole member Waterford Group of approximately $37,229,000, approximately $4,624,000 of cash used in operations, the redemption of $125 Million Senior Notes in the principal amount of $2,277,000, and offset by the payment of fees and distributions by TCA in terms of the Omnibus Termination Agreement.

Current liabilities decreased from $3,576,539 at December 31, 1999 to $848,965 at March 31, 2000. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,911,000 and offset by an increase in accrued expenses of approximately $183,000 (primarily attributable to an increase in accrued legal and other expenses related to the defense of the Leisure litigation of approximately $147,000 and by the increase in the amount due under Len Wolman's employment agreement of approximately $46,000).

For the quarters ended March 31, 2000 and 1999 net cash used in investing activities ( as shown in the Condensed Statements of Cash Flows) was $14,149,288 and $11,421,760, respectively. The increase was caused primarily by the increase in (purchases) and sales of restricted investments-net of $14,672,400 (principally due to the funding of the Interest Reserve Account), the increase in contributions to TCA of $100,000 (to fund certain development expenses in connection with the project at the Mohegan Sun), and offset by the decrease in the payment to Leisure of 2,000,000, an increase in distributions from TCA of approximately $155,000 and by the decrease in (purchases) and sales of temporary investments-net of $9,840,419 primarily due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes.

The Company anticipates that up to $4,200,000 in additional investments in TCA (as of March 31, 2000, $1,300,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the three months ended March 31, 2000 and 1999 net cash (used in) provided by financing activities (as shown in the Condensed Statements of Cash Flows) was $(39,506,334) and $20,913,527, respectively. The net cash used in financing activities in 2000 was primarily the result of the redemption of $125 Million Senior Notes in the principal amount of $2,277,000 and distributions to the Company's sole member of approximately $37,229,000. The net cash provided by financing activities in 1999 was primarily the result of the issuance of the $125 Million Senior Notes in the principal amount of $125,000,000, contributions by members of $49,000, and offset by the redemption of the $65 Million Senior Notes in the principal amount of $61,471,000, deferred financing costs of $3,729,741 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by distributions to members of approximately $38,935,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2000. The fair market value of the Company's long-term debt at March 31, 2000 is estimated to be approximately $115,100,000 based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments are generally comprised of investments in Federal Home Loan Mortgage Corp. Discount Notes. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

(iii)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 333-17795, as accepted by the Commission on March 30, 1998.

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

(vii)Included in Edgar filing only.

(b)  Reports on Form 8-K
     -------------------

     None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2000         By: /s/Len Wolman
                                  Len Wolman, Chief Executive Officer




Date: May 11, 2000         By: /s/Alan Angel
                                  Alan Angel, Chief Financial Officer

