Form 10-Q
period 2000-06-30
WATERFORD GAMING LLC
filed 2000-08-09
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: 6/30/2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to

              Commission file number: 333-17795



                         WATERFORD GAMING, L.L.C.
                         ------------------------

          (Exact name of Registrant as specified in its charter)

                  Delaware                               06-1465402
        -------------------------------            --------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


       914 Hartford Turnpike, P.O. Box 715
                Waterford, CT                              06385
    ----------------------------------------             ----------
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

                                                                        Page
                                                                       Number


PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements

Report of Independent Accountants                                          1

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2000 (unaudited) and December 31, 1999                            3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and six months ended June 30, 2000
(unaudited) and June 30, 1999 (unaudited)                                  4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the six months ended
June 30, 2000 (unaudited) and June 30, 1999 (unaudited)                    5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six months ended June 30, 2000 (unaudited) and
June 30, 1999 (unaudited)                                                  6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                             7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                     18

PART II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                               18
Item 2 -- Changes in Securities                                           18
Item 3 -- Defaults upon Senior Securities                                 18
Item 4 -- Submission of Matters to a Vote of Security Holders             19
Item 5 -- Other Information                                               19
Item 6 -- Exhibits and Reports on Form 8-K                                19

Signatures - Waterford Gaming, L.L.C.                                     21

                        Report of Independent Accountants
                        ---------------------------------


To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2000, and the related condensed statements of operations for the three months and six months ended June 30, 2000 and 1999, and changes in member's deficiency and of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP

July 28, 2000

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


The unaudited condensed financial information as of June 30, 2000 and 1999, and for the three months and six months ended June 30, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                 June 30, 2000 (Unaudited) and December 31, 1999
                            -------------------------


                                             June 30,       December 31,
                                               2000             1999
                                           -----------      ------------


        ASSETS

Current assets
   Cash and cash equivalents               $  1,526,274      $ 60,337,617
   Restricted investments                    26,874,109        11,807,092
   Due from Trading Cove Associates           5,713,100           492,907
   Other assets                                  36,433            86,821
                                           ------------      ------------
 Total current assets                        34,149,916        72,724,437
                                           ------------      ------------

Trading Cove Associates-equity
  investment                                  8,716,089         9,041,568
Beneficial interest-Leisure Resort
  Technology, Inc.                            5,486,567         5,674,009
Deferred  financing  costs,
  net of  accumulated  amortization  of
  $474,678  and $294,125 at June 30, 2000
  and December 31, 1999, respectively         3,560,498         3,781,051
Fixed assets, net of accumulated
  depreciation of $15,272 and
  $9,882 at June 30, 2000 and
  December 31, 1999, respectively                38,646            44,036
                                           ------------      ------------
 Total assets                              $ 51,951,716      $ 91,265,101
                                           ============      ============


        LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses                        $    141,506      $    159,480
   Accrued interest on senior notes
     payable                                  3,353,366         3,417,059
                                            -----------      ------------
 Total current liabilities                    3,494,872         3,576,539
                                            -----------      ------------
9-1/2% senior notes payable                 119,882,000       122,159,000
                                            -----------      ------------
 Total liabilities                          123,376,872       125,735,539
                                            -----------      ------------
Members' deficiency                         (71,425,156)      (34,470,438)
                                            -----------      ------------
 Total liabilities and members'
 deficiency                                $ 51,951,716      $ 91,265,101
                                            ===========      ============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations
        For the Three Months and Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)
                                   -----------

                                           For the three     For the three    For the six       For the six
                                           months ended      months ended     months ended      months ended
                                           June 30, 2000     June 30, 1999    June 30, 2000     June 30, 1999
                                            -----------       -----------      -----------       -----------

Revenue
   Interest and dividend income            $   421,767       $ 1,587,248      $   925,497       $ 2,946,830
   Subordinated notes fee income-
     Trading Cove Associates                       ---         1,798,460          692,782         1,798,460
   Completion guarantee notes fee
     income-Trading Cove Associates                ---           437,500          215,625           437,500
   Management services income-
     Trading Cove Associates                       ---           506,437              ---         1,171,792
   Organizational and administrative
     fee income-Trading Cove
      Associates                             5,713,100         2,141,906        5,713,100         7,781,392
                                           -----------       -----------      -----------       -----------
        Total revenue                        6,134,867         6,471,551        7,547,004        14,135,974
                                           -----------       -----------      -----------       -----------
Expenses
   Interest expense                          2,847,198         2,935,764        5,935,502        12,917,150
   Salaries-related parties                    163,282               ---          324,729               ---
   General and administrative                  146,649            37,599          363,136           217,468
   12-3/4% senior notes tender expense         (90,000)          (26,000)         (90,000)          622,486
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.            94,239            94,239          187,442           327,352
   Amortization on deferred financing
     costs                                      87,928            93,235          180,553         3,448,810
   Depreciation                                  2,695             3,219            5,390             4,492
                                           -----------       -----------      -----------       -----------
        Total expenses                       3,251,991         3,138,056        6,906,752        17,537,758
                                           -----------       -----------      -----------       -----------
                                             2,882,876         3,333,495          640,252        (3,401,784)
   Equity in income (loss) of
    Trading Cove Associates                   (454,065)          (65,229)          97,633           143,381
                                           -----------       -----------      -----------       -----------
        Net income (loss)                  $ 2,428,811       $ 3,268,266      $   737,885       $(3,258,403)
                                           ===========       ===========      ===========       ===========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.


                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

                 For the Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)
                                   -----------

                     For the Six Months Ended June 30, 2000



                                    Waterford Group, L.L.C.         Total
                                    -----------------------     -------------
Balance, January 1, 2000                 $ (34,470,438)         $ (34,470,438)

Contributions                                      ---                    ---

Distributions                              (37,692,603)           (37,692,603)

Net income                                     737,885                737,885
                                         -------------          -------------
Balance, June 30, 2000                   $ (71,425,156)         $ (71,425,156)
                                         =============          =============





                                    For the Six Months Ended June 30, 1999

                                    Slavik Suites Inc.   LMW Investments Inc.   Waterford Group, LLC       Total
                                    ------------------   --------------------   --------------------   -------------

Balance, January 1,1999                 $ (1,765,936)       $    (955,186)                              $ (2,721,122)

Contributions,
January 1- March 17                           33,220               15,780                                     49,000

Distributions,
January 1- March 17                       (1,277,787)            (606,945)                                (1,884,732)

Net loss,
January 1-March 17                        (5,050,221)          (2,398,845)                                (7,449,066)

Transfer of interest                       8,060,724            3,945,196        $ (12,005,920)                    0

Distributions,
March 17- June 30                                ---                  ---          (37,050,000)          (37,050,000)

Net income,
March 17-June 30                                 ---                  ---            4,190,663             4,190,663

                                        ------------          ------------         ------------          -----------

Balance, June 30, 1999                  $        ---          $       ---        $ (44,865,257)         $(44,865,257)

                                        ============          ============       =============          ============

The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)
                                   -----------


                                                    2000           1999
                                                -----------    ------------
Cash flows from operating activities
   Net income (loss)                            $   737,885    $ (3,258,403)
                                                -----------    ------------
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

        Amortization                                367,995       3,776,162
        Depreciation                                  5,390           4,492
        Equity in income of Trading
          Cove Associates                           (97,633)       (143,381)
        Changes in operating assets
          and liabilities
            Increase in accrued interest
              receivable-15% subordinated
              notes receivable                          ---      (2,404,464)
            Decrease in accrued interest
              receivable-completion
              guarantee subordinated notes
              receivable                                ---           2,083
            Increase in due from
              Trading Cove Associates            (5,220,193)       (309,899)
            (Decrease) increase in other
              assets                                 50,388        ( 41,785)
            Increase in accrued expenses             22,026          86,851
            (Decrease) increase in accrued
               interest on senior notes
               payable                              (63,693)      2,427,841
                                                -----------    ------------
                  Total adjustments              (4,935,720)      3,397,900
                                                -----------    ------------
                  Net cash (used in)provided
                    by operating activities      (4,197,835)        139,497
                                                -----------    ------------

   Cash flows from investing activities
     Beneficial interest-Leisure
       Resort Technology, Inc.                          ---      (2,000,000)
     Contributions to Trading Cove
       Associates                                  (600,000)       (300,000)
     Distributions from Trading Cove
       Associates                                 1,023,112         767,659
     (Purchases) and sales of
       temporary investments-net                        ---       2,045,430
     (Purchases) and sales of
       restricted investments-net               (15,067,017)    (12,039,205)
     Fixed assets                                       ---         (53,918)
                                               ------------    ------------
                Net cash used in
                  investing activities          (14,643,905)    (11,580,034)
                                               ------------    ------------

   Cash flows from financing activities
     Redemption of 12-3/4% senior
       notes                                            ---     (61,471,000)
     Proceeds from 9-1/2% senior notes
       issuance                                         ---     125,000,000
     Redemption of 9-1/2% senior notes           (2,277,000)            ---
     Deferred financing costs                           ---     (3,981,918)
     Contributions by members                           ---         49,000
     Distributions to members                   (37,692,603)   (38,934,732)
                                               ------------   ------------

                Net cash (used in)
                  provided by
                  financing activities          (39,969,603)    20,661,350
                                               ------------   ------------
   Net (decrease) increase in cash              (58,811,343)     9,220,813

   Cash and cash equivalents at
     beginning of period                         60,337,617      2,783,344
                                               ------------   ------------
   Cash and cash equivalents at
     end of period                             $  1,526,274   $ 12,004,157
                                               ============   ============
   Supplemental disclosure of cash
     flow information:
       Cash paid during the period
         for interest                          $  5,999,195   $ 10,489,309
                                               ============   ============
   Supplemental disclosure of
     non-cash financing activities:
       Deferred financing costs (overaccrued)
       funded through accrued expenses         $    (40,000)  $    130,000
                                               ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------

1.  Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 1999 audited financial statements and should be read in conjunction with the Company's 1999 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 27, 2000. The condensed balance sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000, and the statements of member's deficiency and of cash flows for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").

2.  Trading Cove Associates - Equity Investment:

As of June 30, 2000 and 1999, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the six months ended June 30, 2000 and 1999:

                                              June 30,         June 30,
                                                2000             1999
                                            ------------     ------------

Total assets                                $ 22,508,893     $  9,503,663
Total liabilities                            (15,826,003)      (4,457,163)
                                            ------------     ------------
Partners' capital                           $  6,682,890     $  5,046,500
                                            ============     ============
Total revenue                               $ 23,929,138     $ 31,769,756
                                            ============     ============
Net income                                  $    635,293     $  1,273,043
                                            ============     ============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                $  9,041,568     $  8,662,198
  Contributions                                  600,000          300,000
  Distributions                               (1,023,112)        (767,659)
                                            ------------     ------------
                                               8,618,456        8,194,539
                                            ------------     ------------
Income from Trading Cove
  Associates                                     317,647          636,521
Amortization of interests
  purchased                                     (220,014)        (493,140)
                                            ------------     ------------
Equity in income of
  Trading Cove Associates                         97,633          143,381
                                           -------------    -------------
Trading Cove Associates -
  equity investment, end of period         $   8,716,089    $   8,337,920
                                           =============    =============

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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at June 30, 2000 and 1999 amounts to $1,570,644 and $1,192,654, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at June 30, 2000 and December 31,
1999  is  estimated  to  be   approximately   $116,000,000   and   $120,300,000,
respectively, based on the quoted market price for the same issue.

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

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Mohegan Tribal Gaming Authority (the "Authority") an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. SIML has further subcontracted with Wolman Construction, L.L.C. ("Construction") who has subcontracted with The Slavik Company. The fee payable by SIML to Construction as and when SIML receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has agreed to pay The Slavik Company 14.30% of the amount that Construction receives from SIML that relates to its share of the Development Services Fee Phase II. On April 26, 2000 and July 26, 2000 TCA paid $3,095,000 and $1,238,000, respectively, as partial payment Development Services Fee Phase II. Construction received $644,688 and $257,875 and Construction paid The Slavik Company $92,190 and 36,876 on April 26, 2000 and July 26, 2000, respectively.

The Company paid amounts to an affiliate for accounting services totaling $0 and $95,200, respectively, during the six months ended June 30, 2000 and 1999.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six months ended June 30, 2000 and 1999 the Company incurred $324,729 and $0, respectively, as an expense pursuant to Len Wolman's employment agreement.

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

For the quarter and the six months ended June 30, 2000 the Relinquishment Fees earned was $15,025,554 and $19,973,012, respectively. On April 25, 2000 TCA received $4,947,458 as a senior relinquishment payment and on July 26, 2000 a senior and junior relinquishment payment of $15,025,554 was received.

Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project.

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. On January 19, 2000, on April 20, 2000, and on July 17, 2000 the Authority paid the quarterly Development Fee of $1,372,000, $896,000, and $1,260,000 respectively, to TCA in accordance with the terms of the Development Agreement.

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

Until January 1, 2000 TCA received a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun set forth below (in thousands):

                        I                 II                  III

               ------------------  ------------------  ------------------
                   40% of Net      Revenues in Tier I     Revenues in
                 Revenues up to     plus 35% of Net     Tiers I & II plus
                                   Revenues between        30% of Net
                                                         Revenues above
               ------------------  ------------------  ------------------
Year 1               $50,546        $50,547-$63,183         $63,183
Year 2               $73,115        $73,116-$91,394         $91,394
Year 3               $91,798        $91,799-$114,747        $114,747
Year 4               $95,693        $95,694-$119,616        $119,616


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

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with SIML who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the expansion. Based upon the estimated cost of the expansion of $800 million, such Development Services Fee Phase II and expenses are expected to be approximately $24 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the expansion cannot exceed $800 million, the actual costs of the expansion may exceed such amounts. If the total costs of the expansion increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2000 $901,461 ($450,731 to
          Sun Cove and $450,730 to affiliates of the Company) had been paid and incurred by TCA in terms of this first priority. The contingent obligation at June 30, 2000 was $0.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to June 30, 2000 these capital contributions aggregated $1,200,000. $600,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of June 30, 2000, $600,000 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the six months ended June 30, 2000 $2,977,932 ($2,069,525 to Sun International and $908,407 to the Company) had been paid by TCA in terms of this third priority. No further obligation is payable at June 30, 2000.

     (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the six months ended June 30, 2000 $4,333,000 ($3,430,436 to SIML, $773,497 to Construction and $129,067 to the Slavik Company) had been paid and incurred by TCA in terms of this fourth priority. No additional amounts are payable at June 30, 2000.

     (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the six months ended June 30, 2000 $2.5 million had been incurred and accrued by TCA in terms of this fifth priority. No additional amounts are payable at June 30, 2000.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the six months ended June 30, 2000 $11,426,200 ($5,713,100 to SIML and $5,713,100 to
          the Company) had been incurred and accrued by TCA in terms of this sixth priority. The contingent obligation at June 30, 2000 was approximately $35,495,000.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at June 30, 2000 was approximately $9,987,000.

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

Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utilized by TCA pursuant to The Amended and Restated Omnibus Financing Agreement (the "Omnibus Financing Agreement") which was terminated effective January 1, 2000.

Results of Operations
---------------------

Comparison of Operating Results for the Quarters Ended June 30, 2000 and 1999
-----------------------------------------------------------------------------

Total revenue for the three months ended June 30, 2000 was $6,134,867 compared with $6,471,551 for the three months ended June 30, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income-Trading Cove Associates decreased by $1,798,460, completion guarantee notes fee income-Trading Cove Associates decreased by $437,500, management services income-Trading Cove Associates decreased by $506,437 and organizational and administrative fee income-Trading Cove Associates increased by $3,571,194 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates-Material Agreements" and "Omnibus Termination Agreement" and "Amended and Restated Omnibus Financing Agreement". In addition, interest and dividend income decreased by $1,165,481 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the quarter ended June 30, 2000 was $3,251,991 compared with $3,138,056 for the quarter ended June 30, 1999. Interest expense decreased by $88,566, due to the redemption of the $125 Million Senior Notes in the principal amounts of $2,841,000 and $2,277,000 on September 15, 1999 and March 15, 2000,
respectively, salaries-related parties increased during the period by $163,282 due to Len Wolman's employment agreement, general and administrative costs increased by $109,050 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item 1 Legal Proceedings, totaling approximately $120,600 and partially offset by a decrease in other legal fees of approximately $21,300) and an over accrual of the 12-3/4% senior notes tender expense of $90,000.

Equity in income (loss) of Trading Cove Associates for the quarter ended June 30, 2000 was $(454,065) compared with $(65,229) for the quarter ended June 30, 1999 as a result of the decrease in income from Trading Cove Associates of approximately $388,800 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement.

As a result of the foregoing factors, the Company experienced net income of $2,428,811 for the three months ended June 30, 2000 compared with net income of $3,268,266 for the three months ended June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------

Total revenue for the six months ended June 30, 2000 was $7,547,004 compared with $14,135,974 for the six months ended June 30, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income - Trading Cove Associates decreased by $1,105,678, completion guarantee notes fee income -
Trading Cove Associates decreased by $221,875, management services income - Trading Cove Associates decreased by $1,171,792 and organizational and administrative fee income - Trading Cove Associates decreased by $2,068,292 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates - Material Agreements" and "Omnibus Termination Agreement" and Amended and Restated Omnibus Financing Agreement". In addition, interest and dividend income decreased by $2,021,333 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the six months ended June 30, 2000 was $6,906,752 compared with $17,537,758 for the six months ended June 30, 1999. Interest expense decreased by $6,981,648 and amortization on deferred financing costs decreased by $3,268,257 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, salaries-related parties increased during the period by $324,729 due to Len Wolman's employment agreement, general and administrative costs increased by $145,668 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information: Item 1 Legal Proceedings, totaling approximately $290,200, and partially offset by a decrease in filing expense of approximately $15,600, by a decrease in other legal fees of approximately $46,900 and by a decrease in accounting fees of approximately $93,100 (during the six months ended June 30, 2000 and 1999 the company paid accounting fees to an affiliate totaling $0 and $95,000, respectively)), 12-3/4% senior notes tender expense decreased by $712,486 due to the redemption of the $65 Million Senior Notes and to an over accrual of $90,000 at December 31, 1999 and a decrease in amortization of beneficial interest Leisure Resort Technology, Inc. of $139,910 due to the increase in the period over which the asset is amortized.

Equity in income (loss) of Trading Cove Associates for the six months ended June 30, 2000 was $97,633 compared with $143,381 for the six months ended June 30, 1999 as a result of the decrease in income from Trading Cove Associates of approximately $318,900 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of approximately $273,100 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $737,885 for the six months ended June 30, 2000 compared with a net loss of $3,258,403 for the six months ended June 30, 1999.

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

On January 4, 2000 also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its sole member Waterford Group. On January 11, 2000, on April 13, 2000, and on June 12, 2000 the Company distributed $2,557,545, $132,869, and $330,400, respectively, to Waterford Group as a tax distribution, in accordance with the terms of the Indenture.

For the six months ended June 30, 2000 and 1999, net cash (used in) provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $(4,197,835) and $139,497, respectively.

Current assets decreased from $72,724,437 at December 31, 1999 to $34,149,916 at June 30, 2000. The decrease was caused primarily by the distributions to the Company's sole member Waterford Group of approximately $37,693,000, approximately $4,938,000 of cash used in operations, the redemption of $125 Million Senior Notes in the principal amount of $2,277,000, and offset by the payment of fees and distributions by TCA in terms of the Omnibus Termination Agreement.

Current liabilities decreased from $3,576,539 at December 31, 1999 to $3,494,872 at June 30, 2000. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $64,000 and by a decrease in accrued expenses of approximately $18,000 (primarily attributable to an increase in accrued legal and other expenses related to the defense of the Leisure litigation of approximately $51,500, by the increase in the amount due under Len Wolman's employment agreement of approximately $72,300 and offset by the over accrual of deferred financing costs of $40,000 and 12-3/4% senior notes tender expense of $90,000 at December 31,1999).

For the six months ended June 30, 2000 and 1999 net cash used in investing activities ( as shown in the Condensed Statements of Cash Flows) was $14,643,905 and $11,580,034, respectively. The increase was caused primarily by the increase in (purchases) and sales of restricted investments-net of $3,027,812 (principally due to the funding of the Interest Reserve Account in the amounts of approximately $12 Million on March 17, 1999 and $15 Million on January 4,
2000), the increase in contributions to TCA of $600,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), and offset by the decrease in the payment to Leisure of 2,000,000, an increase in distributions from TCA of approximately $255,500 and by the decrease in (purchases) and sales of temporary investments-net of $2,045,430 primarily due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes.

The Company anticipates that up to $3,900,000 in additional investments in TCA (as of June 30, 2000, $1,600,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the six months ended June 30, 2000 and 1999 net cash (used in) provided by financing activities (as shown in the Condensed Statements of Cash Flows) was $(39,969,603) and $2,066,350, respectively. The net cash used in financing activities in 2000 was primarily the result of the redemption of $125 Million Senior Notes in the principal amount of $2,277,000 and distributions to the Company's sole member of approximately $37,693,000. The net cash provided by financing activities in 1999 was primarily the result of the issuance of the $125 Million Senior Notes in the principal amount of $125,000,000, contributions by members of $49,000, and offset by the redemption of the $65 Million Senior Notes in the principal amount of $61,471,000, deferred financing costs of $3,981,918 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by distributions to members of approximately $38,935,000.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Note, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2000. The fair market value of the Company's long-term debt at June 30, 2000 is estimated to be approximately $116,000,000 based on the quoted market price for the same issue.

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

Part II -- Other Information:
----------------------------

Item 1 -- Legal Proceedings:


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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The suit alleges breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The suit seeks unspecified legal and equitable damages. A Motion to Strike and a Motion for Summary Judgement, each with respect to all claims, have been filed on behalf of all of the Defendants. The Defendants are awaiting a ruling on the Motion to Strike and the Motion for Summary Judgement which were argued on behalf of all Defendants on June 19, 2000.

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

(i) Incorporated by reference to the Registrant's Registration Statement on Form S-4,Securities and Exchange Commission (the "Commission") File No. 333-17795, declared effective on May 15, 1997.

(ii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 333-17795, as accepted by the Commission on November 14, 1997.

(iii) Incorporated by reference to the Registrant's Annual Report on Form 10- K for the fiscal year ended December 31, 1997, Commission File No. 333-17795, as accepted by the Commission on March 30, 1998.

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

(vii)  Included in Edgar filing only.


          (b) Reports on Form 8-K

              Form 8-K filed on May 15, 2000

              Item 5.

               The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended March 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such a report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

               Date of Report: May 12, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2000          By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: August 9, 2000          By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer