Form 10-Q
period 2000-09-30
WATERFORD GAMING LLC
filed 2000-11-13
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: 9/30/2000

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

                                                                        Page
                                                                       Number


PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements

Report of Independent Accountants                                          1

Financial Information                                                      2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2000 (unaudited) and December 31, 1999                       3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and nine months ended September 30, 2000
(unaudited) and September 30, 1999 (unaudited)                             4

Condensed Statements of Changes in Members' Deficiency of
Waterford Gaming, L.L.C. for the nine months ended
September 30, 2000 (unaudited) and September 30, 1999 (unaudited)          5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine months ended September 30, 2000 (unaudited) and
September 30, 1999 (unaudited)                                             6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C.                                                             7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                     18

PART II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                               18
Item 2 -- Changes in Securities                                           18
Item 3 -- Defaults upon Senior Securities                                 18
Item 4 -- Submission of Matters to a Vote of Security Holders             19
Item 5 -- Other Information                                               19
Item 6 -- Exhibits and Reports on Form 8-K                                19

Signatures - Waterford Gaming, L.L.C.                                     21





                        Report of Independent Accountants
                        ---------------------------------


To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2000, and the related condensed statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the related condensed statements of changes in member's deficiency and of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 1999, and the related statements of operations and changes in member's deficiency and of cash flows for the year then ended (not presented herein); and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP

November 6, 2000

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


     The unaudited condensed financial information as of September 30, 2000 and 1999, and for the three months and nine months ended September 30, 2000 and 1999, included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

              September 30, 2000 (Unaudited) and December 31, 1999
                            -------------------------


                                           September 30,     December 31,
                                               2000             1999
                                           -----------      ------------


        ASSETS

Current assets
   Cash and cash equivalents               $  1,878,806      $ 60,337,617
   Restricted investments                    26,458,709        11,807,092
   Due from Trading Cove Associates           2,166,500           492,907
   Other assets                                  33,816            86,821
                                           ------------      ------------
 Total current assets                        30,537,831        72,724,437
                                           ------------      ------------

Trading Cove Associates-equity
  investment                                  8,372,501         9,041,568
Beneficial interest-Leisure Resort
  Technology, Inc.                            5,391,293         5,674,009
Deferred  financing  costs,
  net of  accumulated  amortization  of
  $566,394  and $294,125 at September 30,
  2000 and December 31, 1999,
  respectively                                3,468,782         3,781,051
Fixed assets, net of accumulated
  depreciation of $17,967 and
  $9,882 at September 30, 2000 and
  December 31, 1999, respectively                35,951            44,036
                                           ------------      ------------
 Total assets                              $ 47,806,358      $ 91,265,101
                                           ============      ============


        LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses                        $     67,547      $    159,480
   Accrued interest on senior notes
     payable                                    505,362         3,417,059
                                            -----------      ------------
 Total current liabilities                      572,909         3,576,539
                                            -----------      ------------
9-1/2% senior notes payable                 119,691,000       122,159,000
                                            -----------      ------------
 Total liabilities                          120,263,909       125,735,539
                                            -----------      ------------
Members' deficiency                         (72,457,551)      (34,470,438)
                                            -----------      ------------
 Total liabilities and members'
 deficiency                                $ 47,806,358      $ 91,265,101
                                            ===========      ============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

     For the Three Months and Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)
                                   -----------

                                           For the three     For the three    For the nine      For the nine
                                           months ended      months ended     months ended      months ended
                                           Sept 30, 2000     Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
                                            -----------       -----------      -----------       -----------

Revenue
   Interest and dividend income            $   490,450       $ 1,427,774      $ 1,415,947       $ 4,374,604
   Subordinated notes fee income-
     Trading Cove Associates                       ---               ---          692,782         1,798,460
   Completion guarantee notes fee
     income-Trading Cove Associates                ---               ---          215,625           437,500
   Management services income-
     Trading Cove Associates                       ---               ---              ---         1,171,792
   Organizational and administrative
     fee income-Trading Cove
      Associates                             2,166,500         6,470,817        7,879,600        14,252,209
                                           -----------       -----------      -----------       -----------
        Total revenue                        2,656,950         7,898,591       10,203,954        22,034,565
                                           -----------       -----------      -----------       -----------
Expenses
   Interest expense                          2,862,885         3,226,649        8,798,387        16,143,799
   Salaries-related parties                    171,654               ---          496,383               ---
   General and administrative                   21,533            24,378          384,669           241,846
   12-3/4% senior notes tender expense             ---            (5,000)         (90,000)          617,486
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.            95,274            95,274          282,716           422,626
   Amortization on deferred financing
     costs                                      91,716            92,607          272,269         3,541,417
   Depreciation                                  2,695             2,695            8,085             7,187
                                           -----------       -----------      -----------       -----------
        Total expenses                       3,245,757         3,436,603       10,152,509        20,974,361
                                           -----------       -----------      -----------       -----------
                                              (588,807)        4,461,988           51,445         1,060,204
   Equity in income (loss) of
    Trading Cove Associates                   (443,588)           75,947         (345,955)          219,328
                                           -----------       -----------      -----------       -----------
        Net income (loss)                  $(1,032,395)      $ 4,537,935      $  (294,510)      $ 1,279,532
                                           ===========       ===========      ===========       ===========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.


                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

              For the Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)
                                   -----------

                  For the Nine Months Ended September 30, 2000



                                    Waterford Group, L.L.C.         Total
                                    -----------------------     -------------
Balance, January 1, 2000                 $ (34,470,438)         $ (34,470,438)

Contributions                                      ---                    ---

Distributions                              (37,692,603)           (37,692,603)

Net loss                                      (294,510)              (294,510)
                                         -------------          -------------
Balance, September 30, 2000              $ (72,457,551)         $ (72,457,551)
                                         =============          =============





                  For the Nine Months Ended September 30, 1999

                                    Slavik Suites Inc.   LMW Investments Inc.   Waterford Group, LLC       Total
                                    ------------------   --------------------   --------------------   -------------

Balance, January 1,1999                 $ (1,765,936)       $    (955,186)                              $ (2,721,122)

Contributions,
January 1- March 17                           33,220               15,780                                     49,000

Distributions,
January 1- March 17                       (1,277,787)            (606,945)                                (1,884,732)

Net loss,
January 1-March 17                        (5,046,831)          (2,397,235)                                (7,444,066)

Transfer of interest                       8,057,334            3,943,586        $ (12,000,920)                  ---

Distributions,
March 17- September 30                           ---                  ---          (37,645,660)          (37,645,660)

Net income,
March 17-September 30                            ---                  ---            8,723,598             8,723,598

                                        ------------          ------------         ------------          -----------

Balance, September 30, 1999             $        ---          $       ---        $ (40,922,982)         $(40,922,982)

                                        ============          ============       =============          ============

The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)
                                   -----------


                                                    2000           1999
                                                -----------    ------------
Cash flows from operating activities
   Net (loss) income                            $  (294,510)   $  1,279,532
                                                -----------    ------------
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by
     operating activities
        Amortization                                554,985       3,964,043
        Depreciation                                  8,085           7,187
        Equity in loss (income) of Trading
          Cove Associates                           345,955        (219,328)
        Changes in operating assets
          and liabilities
            Increase in accrued interest
              receivable-15% subordinated
              notes receivable                          ---      (3,415,341)
            Increase in accrued interest
              receivable-completion
              guarantee subordinated notes
              receivable                                ---        (107,292)
            Increase in due from
              Trading Cove Associates            (1,673,593)       (195,064)
            (Decrease) increase in other
              assets                                 53,005         (34,208)
            (Decrease) increase in accrued
              expenses                              (51,933)         83,152
            Decrease in accrued
              interest on senior notes
              payable                            (2,911,697)       (486,932)
                                                -----------    ------------
                  Total adjustments              (3,675,193)       (403,783)
                                                -----------    ------------
                  Net cash (used in)provided
                    by operating activities      (3,969,703)        875,749
                                                -----------    ------------

   Cash flows from investing activities
     Beneficial interest-Leisure
       Resort Technology, Inc.                          ---      (2,000,000)
     Contributions to Trading Cove
       Associates                                (1,000,000)       (500,000)
     Distributions from Trading Cove
       Associates                                 1,323,112         867,659
     (Purchases) and sales of
       temporary investments-net                        ---       2,045,430
     (Purchases) and sales of
       restricted investments-net               (14,651,617)    (11,643,529)
     Fixed assets                                       ---         (53,918)
                                               ------------    ------------
                Net cash used in
                  investing activities          (14,328,505)    (11,284,358)
                                               ------------    ------------

   Cash flows from financing activities
     Redemption of 12-3/4% senior
       notes                                            ---     (61,471,000)
     Proceeds from 9-1/2% senior notes
       issuance                                         ---     125,000,000
     Redemption of 9-1/2% senior notes           (2,468,000)     (2,841,000)
     Deferred financing costs                           ---      (4,028,000)
     Contributions by members                           ---          49,000
     Distributions to member                    (37,692,603)    (39,530,392)
                                               ------------    ------------

                Net cash (used in)
                  provided by
                  financing activities          (40,160,603)     17,178,608
                                               ------------    ------------
   Net (decrease) increase in cash              (58,458,811)      6,769,999

   Cash and cash equivalents at
     beginning of period                         60,337,617       2,783,344
                                               ------------    ------------
   Cash and cash equivalents at
     end of period                             $  1,878,806    $  9,553,343
                                               ============    ============
   Supplemental disclosure of cash
     flow information:
       Cash paid during the period
         for interest                          $ 11,710,084   $ 16,630,732
                                               ============   ============
   Supplemental disclosure of
     non-cash financing activities:
       Deferred financing costs (overaccrued)
       funded through accrued expenses         $    (40,000)  $     45,000
                                               ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------

1.  Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 1999 audited financial statements and should be read in conjunction with the Company's 1999 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 27, 2000. The condensed balance sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000, and the statements of member's deficiency and of cash flows for the nine months ended September 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").

2.  Trading Cove Associates - Equity Investment:

As of September 30, 2000 and 1999, the following summary information relates to Trading Cove Associates ("TCA"). Total revenues and net income are for the nine months ended September 30, 2000 and 1999:

                                            September 30,    September 30,
                                                2000             1999
                                            ------------     ------------

Total assets                                $ 12,405,017     $  9,915,565
Total liabilities                             (6,189,287)      (4,297,157)
                                            ------------     ------------
Partners' capital                           $  6,215,730     $  5,618,408
                                            ============     ============
Total revenue                               $ 30,096,887     $ 47,576,420
                                            ============     ============
Net (loss) income                           $    (31,867)    $  1,644,951
                                            ============     ============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                $  9,041,568     $  8,662,198
  Contributions                                1,000,000          500,000
  Distributions                               (1,323,112)        (867,659)
                                            ------------     ------------
                                               8,718,456        8,294,539
                                            ------------     ------------
(Loss) income from Trading Cove
  Associates                                     (15,934)         822,475
Amortization of interests
  purchased                                     (330,021)        (603,147)
                                            ------------     ------------
Equity in (loss) income of
  Trading Cove Associates                       (345,955)         219,328
                                           -------------    -------------
Trading Cove Associates -
  equity investment, end of period         $   8,372,501    $   8,513,867
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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at September 30, 2000 and 1999 amounts to $1,665,918 and $1,287,928, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at September 30, 2000 and December 31, 1999 is estimated to be approximately $119,691,000 and $120,300,000, respectively, based on the quoted market price for the same issue.

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

The Company paid amounts to an affiliate for accounting services totaling $0 and $95,200, respectively, during the nine months ended September 30, 2000 and 1999.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine months ended September 30, 2000 and 1999 the Company incurred $496,383 and $0, respectively, as an expense pursuant to Len Wolman's employment agreement.

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


Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, information relating to the Mohegan Sun including plans for future expansion and other business development activities, financing sources, the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates",
"intends", or the negative of any thereof or other variations thereon or comparable technology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

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

For the quarter and the nine months ended September 30, 2000 the  Relinquishment
Fees  earned  was  $5,457,627  and  $25,430,639,   respectively.  A  summary  of
relinquishment payments recieved is as follows:


                               Senior            Junior            Total
                             -----------       -----------      -----------

   April 25, 2000            $ 4,947,458       $       ---      $ 4,947,458
   July 26, 2000               5,039,048         9,986,506       15,025,554
   October 25, 2000            5,457,627               ---        5,457,627
                             -----------       -----------      -----------
                             $15,444,133       $ 9,986,506      $25,430,639
                             ===========       ===========      ===========

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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:



            January 15, 2000                   $ 1,372,000
            April 20, 2000                         896,000
            July 17, 2000                        1,260,000
            October 13, 2000                     1,372,000
                                               -----------
                                               $ 4,900,000
                                               ===========

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

Until January 1, 2000 TCA earned a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun set forth below (in thousands):

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

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with SIML who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget of $800 million for the Project. The final budget for the Project is $960 million. Based upon the final budgeted cost of the Project of $960 million, such Development Services Fee Phase II and expenses are expected to be approximately $28.8 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the Project cannot exceed $960 million, the actual costs of the Project may exceed such amount. If the total costs of the Project increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine months ended September 30, 2000 $1,380,750 ($690,375 to Sun Cove and $690,375 to affiliates of the Company) had been paid and incurred by TCA in terms of this first priority. The contingent obligation at September 30, 2000 was $0.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to September 30, 2000 these capital contributions aggregated $2,000,000. $1,200,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of September 30, 2000, $800,000 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the nine months ended September 30, 2000 $2,977,932 ($2,069,525 to Sun International and $908,407 to the Company) had been paid by TCA in terms of this third priority. No further obligation is payable at September 30, 2000.

     (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the nine months ended September 30, 2000 $4,333,000 ($3,430,436 to SIML, $773,497 to Construction and $129,067
          to The Slavik Company) had been paid by TCA in terms of this fourth priority. No additional amounts are payable at September 30, 2000.

     (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the nine months ended September 30, 2000 $3.75 million had been paid and incurred by TCA in terms of this fifth priority. No additional amounts are payable at September 30, 2000.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the nine months ended September 30, 2000 $15,759,200 ($7,879,600 to SIML and
          $7,879,600 to the Company) had been paid and incurred by TCA in terms of this sixth priority. The contingent obligation at September 30, 2000 was approximately $31,162,000.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at September 30, 2000 was approximately $12,715,000.

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

Results of Operations
---------------------

Comparison of Operating  Results for the Quarters  Ended  September 30, 2000 and
--------------------------------------------------------------------------------
1999
----

Total revenue for the three months ended September 30, 2000 was $2,656,950 compared with $7,898,591 for the three months ended September 30, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Organizational and
administrative fee income-Trading Cove Associates decreased by $4,304,317 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates-Material Agreements" and "Omnibus Termination Agreement" and "Amended and Restated Omnibus Financing Agreement". In addition, interest and dividend income decreased by $937,324 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the quarter ended September 30, 2000 was $3,245,757 compared with $3,436,603 for the quarter ended September 30, 1999. Interest expense decreased by $363,764, due to the redemption of the $125 Million Senior Notes in the principal amounts of $2,841,000, $2,277,000 and $191,000 on September 15, 1999, March 15, 2000 and September 15, 2000, respectively and salaries-related parties increased during the period by $171,654 due to Len Wolman's employment agreement.

Equity in (loss) income of Trading Cove Associates for the quarter ended September 30, 2000 was $(443,588) compared with $75,947 for the quarter ended September 30, 1999 as a result of the decrease in income from Trading Cove Associates of approximately $519,500 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement.

As a result of the foregoing factors, the Company experienced a net loss of $1,032,395 for the three months ended September 30, 2000 compared with net income of $4,537,935 for the three months ended September 30, 1999.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and
--------------------------------------------------------------------------------
1999
----

Total revenue for the nine months ended September 30, 2000 was $10,203,954 compared with $22,034,565 for the nine months ended September 30, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income
- Trading Cove Associates decreased by $1,105,678, completion guarantee notes fee income - Trading Cove Associates decreased by $221,875, management services income - Trading Cove Associates decreased by $1,171,792 and organizational and administrative fee income - Trading Cove Associates decreased by $6,372,609 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates - Material Agreements" and "Omnibus Termination Agreement" and "Amended and Restated Omnibus Financing Agreement". In addition, interest and dividend income decreased by $2,958,657 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the nine months ended September 30, 2000 was $10,152,509 compared with $20,974,361 for the nine months ended September 30, 1999. Interest expense decreased by $7,345,412 and amortization on deferred financing costs decreased by $3,269,148 due primarily to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, salaries-related parties increased during the period by $496,383 due to Len Wolman's employment agreement, general and administrative costs increased by $142,823 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information: Item 1 Legal Proceedings, totaling approximately $280,400, and partially offset by a decrease in filing expense of approximately $15,600, by a decrease in other legal fees of approximately $51,000 and by a decrease in accounting fees of approximately $89,600 (during the nine months ended September 30, 2000 and 1999 the Company paid accounting fees to an affiliate totaling $0 and $95,000, respectively)), 12-3/4% senior notes tender expense decreased by $707,486 due to the redemption of the $65 Million Senior Notes and to an over accrual of $90,000 at December 31, 1999 and a decrease in amortization of beneficial interest Leisure Resort Technology, Inc. of $139,910 due to the increase in the period over which the asset is amortized.
                                       15


Equity in (loss) income of Trading Cove Associates for the nine months ended September 30, 2000 was $(345,955) compared with $219,328 for the nine months ended September 30, 1999 as a result of the decrease in income from Trading Cove Associates of approximately $838,400 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of approximately $273,100 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced a net loss of $(294,510) for the nine months ended September 30, 2000 compared with net income of $1,279,532 for the nine months ended September 30, 1999.

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

For the nine months ended September 30, 2000 and 1999, net cash (used in) provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $(3,969,703) and $875,749, respectively.

Current assets decreased from $72,724,437 at December 31, 1999 to $30,537,831 at September 30, 2000. The decrease was caused primarily by the distributions to the Company's sole member Waterford Group of approximately $37,693,000, approximately $3,970,000 of cash used in operations, the redemption of $125 Million Senior Notes in the principal amount of $2,468,000, and offset by the payment of fees and distributions by TCA in terms of the Omnibus Termination Agreement.

Current liabilities decreased from $3,576,539 at December 31, 1999 to $572,909 at September 30, 2000. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,912,000 and by a decrease in accrued expenses of approximately $91,900 (primarily attributable to an increase in the amount due under Len Wolman's employment agreement of approximately $44,100 and offset by the over accrual of deferred financing costs of $40,000 and 12-3/4% senior notes tender expense of $90,000 at December 31,1999).


For the nine months ended September 30, 2000 and 1999 net cash used in investing activities ( as shown in the Condensed Statements of Cash Flows) was $14,328,505 and $11,284,358, respectively. The increase was caused primarily by the increase in (purchases) and sales of restricted investments-net of approximately $3,008,000 (principally due to the funding of the Interest Reserve Account in the amounts of approximately $12 Million on March 17, 1999 and $15 Million on January 4, 2000), the increase in contributions to TCA of $500,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), and offset by the decrease in the payment to Leisure of 2,000,000, an increase in distributions from TCA of approximately $455,500 and by the decrease in (purchases) and sales of temporary investments-net of $2,045,430 primarily due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes.

The Company anticipates that up to $3,500,000 in additional investments in TCA (as of September 30, 2000, $2,000,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the nine months ended September 30, 2000 and 1999 net cash (used in) provided by financing activities (as shown in the Condensed Statements of Cash Flows) was $(40,160,603) and $17,178,608, respectively. The net cash used in financing activities in 2000 was primarily the result of the redemption of $125 Million Senior Notes in the principal amount of $2,468,000 and distributions to the Company's sole member of approximately $37,693,000. The net cash provided by financing activities in 1999 was primarily the result of the issuance of the $125 Million Senior Notes in the principal amount of $125,000,000, contributions by members of $49,000, and offset by the redemption of the $65 Million Senior Notes in the principal amount of $61,471,000, deferred financing costs of $4,028,000 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by distributions to members of approximately $39,530,000.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Note, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2000. The fair market value of the Company's long-term debt at September 30, 2000 is estimated to be approximately $119,691,000 based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments are generally comprised of an investment in a Federal National Mortgage Association Discount Note. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

(vii)  Included in Edgar filing only.


          (b) Reports on Form 8-K

              Form 8-K filed on August 15, 2000

              Item 5.

               The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended June 30, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

               Date of Report: August 14, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000          By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: November 13, 2000          By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer


