Form 10-K
period 2000-12-31
WATERFORD GAMING LLC
filed 2001-03-30
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

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

                         WATERFORD GAMING, L.L.C.
                            INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                           14
Item 3.   Legal Proceedings                                    14
Item 4.   Submission of Matters to a Vote of Security Holders  14

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                          15
Item 6.   Selected Financial Data                              15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  16
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                          20
Item 8.   Financial Statements and Supplementary Data          21
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  21

PART III.

Item 10.  Directors and Executive Officers of the Registrant   21
Item 11.  Executive Compensation                               21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           22
Item 13.  Certain Relationships and Related Transactions       22

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                  23


                                  PART I

ITEM 1. BUSINESS

A.  GENERAL

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by the Waterford Gaming, L.L.C. (the "Company") with the Securities and Exchange Commission (the "Commission") (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, information relating to the Mohegan Sun Casino (the "Mohegan Sun") including plans for future expansion and other business development activities, financing sources, the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends", or the negative of any thereof or other variations thereon or comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company is a special purpose company, formed solely for the purpose of holding its partnership in Trading Cove Associates ("TCA"), a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun. The Company also invested in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is a Delaware limited liability company formed on September 30, 1996. Waterford Gaming Finance Corp. ("Finance"), a Delaware corporation, is a wholly owned subsidiary of the Company. The principal executive offices of the Company and Finance are located at 914 Hartford Turnpike, Waterford, Connecticut 06385 and their telephone number is (860) 442-4559.

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

LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The Directors of Slavik are Del J. Lauria and Len Wolman. Mark Wolman and Stephan F. Slavik will be appointed Directors.

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

TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions, that in TCA's opinion has resulted in a reduction of Revenues on which the Relinquishment Fees is calculated. TCA has requested the Year End Statements, as defined in the Relinquishment Agreement, from the Authority.

A summary of relinquishment payments received is as follows:

                           Senior              Junior             Total
                          -----------         -----------        -----------

April 25, 2000            $ 4,947,458         $   ---            $ 4,947,458
July 26, 2000               5,039,048           9,986,506         15,025,554
October 25, 2000            5,457,627             ---              5,457,627
January 25, 2001            5,057,792          10,515,418         15,573,210
                          -----------         -----------        -----------
                           20,501,925          20,501,924         41,003,849
                          ===========         ===========        ===========

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

Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the the Project.

The Authority wll pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
                                             -----------
                                               5,488,000
                                             ===========

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

Until January 1, 2000 TCA's primary source of revenue was management fees under the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon Net Revenues of the Mohegan Sun set forth below (in thousands):

                 I                   II               III
           ---------------   ------------------  -----------------
             40% of Net      Revenues in Tier I    Revenues in
           Revenues up to     plus  35% of Net   Tiers I & II plus
                              Revenues between      30% of Net
                                                  Revenues above
           ---------------   ------------------  -----------------

Year 1        $50,546         $50,547-$63,183        $63,183
Year 2        $73,115         $73,116-$91,394        $91,394
Year 3        $91,798         $91,799-$114,747       $114,747
Year 4        $95,693         $95,694-$119,616       $119,616

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

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

      (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the year ended December 31, 2000 $1,849,506 ($924,753 to
          Sun Cove and $924,753 to affiliates of the Company) had been paid and incurred by TCA in terms of this first priority. The contigent obligation at December 31, 2000 was $0.

      (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2000 these capital contributions aggregated $2,400,000. $2,000,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of December 31, 2000, $400,000 in capital contributions remained outstanding.

      (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the year ended December 31, 2000 $2,977,932 ($2,069,525 to Sun
          International and $908,407 to the Company) had been paid by TCA in terms of this third priority. No further obligation is payable at December 31, 2000.

      (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the year ended December 31, 2000 $10,807,000 ($8,555,902 to SIML, $1,929,191 to Construction and $321,907 to The
          Slavik Company) had been paid and incurred by TCA in terms of this fourth priority. No additional amounts are payable at December 31, 2000.

      (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the year ended December 31, 2000 $5.0 million had been paid and incurred by TCA in terms of this fifth priority. No additional amounts are payable at December 31, 2000.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the year ended December 31, 2000 $23,299,200 ($11,649,600 to SIML and $11,649,600 to
          the Company) had been paid and incurred by TCA in terms of this sixth priority. The contingent obligation at December 31, 2000 was approximately $23,622,000.

      (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at December 31, 2000 was approximately $20,502,000.

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

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utilized by TCA pursuant to the Amended and Restated Omnibus Financing Agreement which was terminated effective January 1, 2000.

Pursuant to the terms of the Amended and Restated Omnibus Financing Agreement, upon receipt of the Management Fees, TCA was required to make a number of different types of payments to its subcontractors. The subcontracts were primarily with TCA's partners or their affiliates. One of the considerations used by the National Indian Gaming Commission in determining whether or not to approve a management contract is whether TCA has provided a portion of the capital required. Accordingly, TCA agreed to provide or cause to be provided $40 million of capital in the form of the Subordinated Notes, as defined. However, at the time that the subordinated loan was made, the partners of TCA, including the Company's predecessors-in-interest, did not participate in the loan in accordance with their economic interests in TCA. Therefore, the partners of TCA agreed that Sun International, who subscribed for almost all of the Subordinated Notes, would be entitled to fees for agreeing to participate in the Mohegan Sun project. Other fees payable were to compensate the recipients for other subcontracted services provided by them to the Mohegan Sun.

As of December 29, 1999 the Authority had outstanding the following Authority Subordinated Notes, as defined.

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

2. Completion guarantee subordinated notes principal amount $50,000,000 due November 2003 (the "Completion Guarantee Subordinated Notes"). The rate of interest payable by the Authority on the Completion Guarantee Subordinated Notes was the prime rate per annum announced by Chase Manhattan Bank from "time to time" plus 1% (the "Base Rate"). The Base Rate was set and revised at intervals of six months. At December 30, 1999 the Base Rate was 9.25% per annum.

     For purposes of points (c), (d) and (e) below the Company, Sun International and TCA had agreed that the Completion Guarantee Subordinated Notes be split into two principal amounts of $32,500,000 Completion Guarantee Subordinated Notes (the "Non-Pik Completion Guarantee Notes") and $17,500,000 Completion Guarantee Subordinated Notes (the "Pik Completion Guarantee Notes").

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

      (c) Third, to pay to the Company and Sun International every six months, beginning October 31, 1997 an amount equal to the product of (1) $2,300,000 and (2) a fraction, the numerator of which was the weighted average principal amount of the Subordinated Notes outstanding including all interest that was not paid in cash by the Authority on any interest payment date, May 15 and November 15, during the applicable Semi-Annual Period (defined as the six month periods ending, respectively, on April 30 and October 31) and the denominator of which was $40,000,000 (the "Subordinated Notes Fee Amounts"). The Company and Sun International were entitled to one half of the Subordinated Notes Fee Amounts. For the year ended December 31, 1999, $7,463,612 had been paid by TCA in terms of this third priority. The Subordinated Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this third priority on December 31, 1999 was $1,385,564.

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

          For the twelve months ended December 31, 1999 $8,612,500 ($1,656,250 to the Company and $6,956,250 to Sun International) had been paid by TCA in terms of this fourth priority.

          The Non-Pik Completion Guarantee Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this fourth priority (Completion Guarantee Notes Fee Amounts only) on December 31, 1999 was $934,375.

      (e) Fifth, to pay Sun International every six months beginning October 31, 1997 an amount equal to the product of the Multiplier and the weighted average of principal amount of Pik Completion Guarantee Notes (including the applicable Pik Amounts) outstanding during the applicable Semi-Annual Period. For the year ended December 31, 1999 $3,782,082 had been paid by TCA in terms of this fifth priority.

          The Pik Completion Guarantee Notes were redeemed by the Authority on December 30, 1999. The contingent obligation due under this fifth priority on December 31, 1999 was $657,993.

      (f) Sixth, return of capital contributions made before September 29, 1995. These capital contributions aggregated $6,715,000 (unreturned balance as of December 31, 1999 was $0).

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

      (h) Eighth, payment of a monthly Management Services Fee (less the amounts paid pursuant to paragraph (a) above) equal to the lesser of i) 1% of the gross revenues of the Mohegan Sun or ii) 25% of the sum of the Excess Cash (as defined in the partnership agreement of TCA) of TCA plus 25% of the Organizational and Administrative Fee, as defined, and the Marketing and Casino Operations Fee, as defined. After deducting operating expenses which were the following amounts; $2.0 million if the Mohegan Sun's EBITDA (defined as the Mohegan Sun's net income plus depreciation, amortization, management fee expense, interest expense and other non-cash charges less interest income) was $200.0 million or less, $3.0 million if the Mohegan Sun's EBITDA was greater than $200.0 million but less than $225.0 million and $4.0 million if the Mohegan Sun's EBITDA was greater than $225.0 million the remaining amounts were distributed in equal amounts to SIML and the Company. A portion of the Management Services Fee was used to pay portion of the compensation of the officers and directors of the Company.

          For the twelve months ended December 31, 1999 $6,219,147 ($3,109,574 to SIML, $1,444,874 to affiliates of the Company and $1,664,699 to the Company) had been paid by TCA in terms of this eighth priority.

          The contingent obligation due under this eighth priority on December 31, 1999 was $0.

      (i) Ninth, payment of a fee to Sun International of $5,520,000 constituting 2% of the total development costs (less land acquisition costs) of the Mohegan Sun. At December 31, 1999 $5,520,000 had been paid by TCA in terms of this ninth priority.

      (j) Tenth, distribution of amount equal to the state and federal income tax liability of TCA as if it were an individual paying federal income tax and the higher of Michigan or Connecticut state income taxes. This amount was paid 50% to Sun Cove and 50% to the Company. For the twelve months ended December 31, 1999 $2,381,541 had been paid by TCA in terms of this tenth priority.

      (k) Eleventh, payment of the Organizational and Administrative Fee to the Company and the Marketing and Casino Operations Fee to SIML which fees were paid in equal amounts to the Company and SIML. These fees were each equal to 1.5% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $300 million and 2% of the gross revenues of the Mohegan Sun if the Mohegan Sun's fiscal year ending September 30 gross revenues equaled or exceeded $400 million. For the year ended December 31, 1999 $28,504,418, 50% to the Company and 50% to SIML, had been paid by TCA in terms of this eleventh priority.

          The contingent obligation due under this eleventh priority on December 31, 1999 was $46,920,954.

      (l) Twelfth, all excess cash distributed 50% to Sun Cove and 50% to the Company. For the twelve months ended December 31, 1999 $0 had been distributed by TCA in terms of this twelfth priority.

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

The Authority has established the Mohegan Tribal Gaming Commission (the "Gaming Commission"), which is responsible for the regulation of the Mohegan Sun. The Gaming Commission ensures the integrity of the gaming operation through the promulgation and enforcement of appropriate regulations. The Gaming Commission is responsible for performing background investigations into gaming license applicants and for issuance and revocation of gaming licenses. The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority the land on which the Mohegan Sun is located (the "Site"). The Site is part of the Tribe's 390-acre reservation which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.

The Mohegan Sun
---------------

The Mohegan Sun opened on October 12, 1996, as a full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River at a total cost of approximately $303.0 million. The Mohegan Sun conveys a historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone, and water. The Mohegan Sun is comprised of four quadrants and reflects a seasonal theme - Winter, Spring, Summer and Fall - emphasizing the importance of seasonal changes to Mohegan Tribal life. The Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games. The 634,500 square foot facility includes approximately 176,500 square feet of gaming space "Casino of the Earth", approximately 3,031 slot machines, approximately 153 table games (including blackjack, roulette, craps, baccarat, Spanish 21 and let it ride), approximately 42 poker tables, and a 9,000 square foot simulcast race book facility. Food and beverage amenities include the 680-seat buffet, three full-service themed fine dining restaurants, a 24-hour coffee shop, a New York-style delicatessen, a nine-station food court featuring international and domestic cuisine and multiple full and floor service bars for a total of approximately 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the casino hosts musical entertainment seven days a week. Larger events are currently held in the temporary Uncas Pavilion constructed on the grounds of the Mohegan Sun, including entertainment and casino marketing activities. Six retail shops covering 2,276 square feet of retail space provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing to cigars. For non-gaming entertainment, the Mohegan Sun also offers an arcade-type recreation area and a child care facility operated by New Horizons Kids Quest, Inc. The Mohegan Sun has parking spaces for 7,500 guests and for 2,700 employees. The Authority also operates a 4,000-square foot, 16-pump service station and convenience store.

On October 12, 2000, the Authority announced it would discontiue bingo operations in order to build a 650-unit smoke-free slot area.

The Mohegan Sun Expansion
-------------------------

The Project will include approximately 115,000 square feet of additional gaming space "Casino of the Sky", a luxury hotel with approximately 1,200 rooms, approximately 100,000 square feet of convention space, the Mohegan Sun Arena with seating for up to 10,000, approximately 6,000 additional guest parking spaces, specialty retail shops and third party operated, branded restaurants. On October 13, 2000, the Tribal Council approved a formal resolution increasing the Project budget to $960.0 million (excluding capitalized interest), from $800.0 million. The Authority , in conjunction with the Tribe, has increased the Project budget to $960.0 million for three reasons: (1) expected increases in Project labor costs because of the extreme competitive nature of the Northeast construction labor market; (2) enhanced Project scope such as an increase in the number of slot machines scheduled to be placed on the gaming floor; and (3) quality improvements to the hotel. As a result of the increase to the Project budget, the Authority anticipates seeking to issue an additional $150.0 million in additional subordinated notes or a term loan. The Authority, based on current market conditions, anticipates securing such financing after January 2001. The remainder of the increase will be funded by internally generated funds. In addition to the financing provided by the Authority's senior notes, senior subordinated notes and the bank credit facility, the Tribe has set aside, with a trustee, a $40 million, fully-funded construction reserve account that, in certain circumstances, will be used to pay costs in excess of the approved Project budget.



The following is a summary of certain physical attributes of Mohegan Sun before and after expansion:


                            Casino                                            Retail         Convention    Guest
                             Space   Slot     Table Poker  Restaurant  Hotel  Space    Event   Space      Parking
                           (sq. ft.) Machines Games Tables  Seats      Rooms (sq.ft.) Seating (sq. ft.)    Spaces
                           --------- -------- ----- ------ ----------  ----- -------  ------- ---------   -------
Resort before expansion
  (September 30, 2000)....  176,500   3,031    153   42      1,888       0     2,276   1,800        0      7,500
Resort after expansion
  (estimated).............  291,500   6,227    233   42      2,976     1,200 130,000  10,000   100,000    13,500



Under the Development Agreement, TCA will oversee the planning, design and construction of the Project and will receive compensation of $14 million for such services.

The Mohegan Sun - Competition
-----------------------------

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with the Foxwoods Resort Casino and, to a lesser extent, with casinos in Atlantic City, New Jersey. Foxwoods is approximately 10 miles from the Mohegan Sun and is the largest gaming facility in the United States in terms of total gaming positions. It is owned and operated by the Mashantucket Pequot Tribe under a separate compact with the State of Connecticut. Foxwoods has been in operation for nearly nine years.

Mohegan Sun's current market area is predominantly for day-trip customers. When the Project is completed, the Authority intends to broaden its market beyond day-trip customers to include patrons making overnight or extended stays at Mohegan Sun. At that time, the Authority will begin to compete for customers more directly with casinos in Atlantic City, New Jersey. Despite the new overnight amenities that will be available to guests visiting Mohegan Sun, the Mohegan Sun management believes that ninety-five percent of the daily guests visiting Mohegan Sun will arrive by car or bus and visit for one day.

Currently,   outside  of  Atlantic  City,  New  Jersey,  casino  gaming  in  the northeastern United States is conducted only by federally recognized Indian tribes operating under the federal Indian gaming law. The Oneida Indian Nation currently operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from Mohegan Sun. The St. Regis Mohawk Tribe opened a casino in Hogansburg, New York on the Canadian border in April 1999. In addition, at least two other federally recognized tribes in New England are each seeking to establish gaming operations. Several other tribes in New England are seeking federal recognition and have announced plans to establish gaming operations. A number of states, including Connecticut in 1995, have considered legalizing casino gaming by non-Indians in one or more locations. The Authority cannot predict whether any of these other tribes or other efforts to legalize casino gaming will be successful in establishing gaming operations, and if established, whether such gaming operations will have a materially adverse effect on the operations of the Authority.

The Mohegan Sun - Seasonality
-----------------------------

The gaming industry in Connecticut experiences seasonal fluctuations, with the heaviest gaming activity at the Mohegan Sun occurring during the period from July through October.

The Mohegan Sun - Employees and Labor Relations
-----------------------------------------------

As of September 30, 2000, the Mohegan Sun employed approximately 5,495 full time employees and 707 seasonal and part-time employees. When recruiting personnel, the Mohegan Sun is obligated to give preference first to qualified members of the Tribe (and qualified spouses and children of members of the Tribe) and second to members of other federally recognized Indian tribes. None of the Mohegan Sun's employees are covered by collective bargaining agreements.

The Mohegan Sun - Material Agreements
-------------------------------------

The Mohegan Compact
-------------------

In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's lands. This agreement provides, among other things, as follows:

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

  (6)The State of Connecticut will annually assess the Tribe for the costs attributable to the State's regulation of the Tribe's gaming operations and for the provision of law enforcement at the Tribe's gaming facilities.

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

In addition, along with the Mohegan Compact, the Tribe and the State of Connecticut entered into a memorandum of understanding providing for the payment of a portion of the Authority's slot machine revenues to the State of Connecticut. Commencing July 1, 1995, for each fiscal year such payment to the State of Connecticut must be the lesser of (a) 30% of gross revenues from slot machines, or (b) the greater of (i) 25% of gross revenues from slot machines or
(ii) $80.0 million. These payments will not be required if there is a change in the law to permit the operation of commercial casino games by any other person in the State of Connecticut, other than the Mashantucket Pequot Tribe and the Tribe. The Authority's financial statements reflect expenses associated with the slot win contribution totalling $135.1 million, $121.1 million and $102.3 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Agreement with the Town of Montville
------------------------------------

In June 1994, the Tribe and the neighboring town of Montville entered into an agreement whereby the Tribe makes annual payments of $500,000 to the town to minimize the impact to Montville resulting from the decreased tax revenues on the land taken into trust for the Tribe's reservation. The Tribe also agreed to pay Montville $3.0 million for infrastructure improvements to the town's water system and to pay for its use of the Town's disposal and wastewater collection and treatment systems. Finally, the Tribe agreed to make payments in lieu of taxes to the Town on lands that the Tribe acquires outside of its current reservation. The Tribe has assigned its rights and obligations under this agreement to the Authority. As of September 30, 2000, the Town of Montville had billed and received payment for approximately $2.9 million of the $3.0 million obligation.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filded a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2000.

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

                                    For the Year Ended
                                    ------------------
                                                                                                                  For the period
                                                                                                                 September 30, 1996
                                                                                                               (date of commencement
                                                                                                                 of operations) to
                                    2000                 1999                 1998                 1997           December 31, 1996
                               --------------       --------------       --------------       --------------       --------------


OPERATING RESULTS
  Interest and dividend
   income                      $   1,894,738        $   6,144,502        $   4,873,323        $   4,592,208        $     623,213
  Subordinated notes fee
   income-Trading Cove
    Associates                       692,782            3,731,806            3,229,253            2,732,530              ---
  Completion guarantee notes
   fee income-Trading Cove
    Associates                       215,625              903,438              467,500              ---                  ---
  Management services income-
   Trading Cove Associates           ---                1,664,699            3,584,313              ---                  ---
  Organizational and
   administrative fee income-
    Trading Cove Associates       11,649,600           14,252,209            4,231,768              ---                  ---
                               --------------       --------------       --------------       --------------       --------------
  Total revenue                   14,452,745           26,696,654           16,386,157            7,324,738              623,213
                               --------------       --------------       --------------       --------------       --------------
  Total expenses                 (13,490,367)         (24,789,253)          (9,576,278)          (9,340,510)          (1,355,985)

  Equity in (loss)income
   of Trading Cove Associates       (574,002)           6,115,300             (482,869)             834,643             (384,826)
                               --------------       --------------       --------------       --------------       --------------
  Net income (loss)            $     388,376        $   8,022,701        $   6,327,010        $  (1,181,129)       $  (1,117,598)
                               ==============       ==============       ==============       ==============       ==============
OTHER DATA:
  Interest expense             $  11,641,049        $  19,045,076        $   7,837,552        $   8,687,704        $   1,220,104
  Net cash used in
   operating activities            1,556,537              ---                  ---                5,835,475              ---
  Net cash provided by
   operating activities              ---               21,753,116            2,561,515              ---                   33,064
  Net cash used in
   investing activities           14,557,877              ---                  ---                  ---               51,345,292
  Net cash provided by
   investing activities              ---               18,920,350            1,020,625            9,043,282              ---
  Net cash used in
   financing activities           40,199,182              ---                1,031,555            3,816,560              ---
  Net cash provided by
   financing activities              ---               16,880,807              ---                  ---               52,152,740

YEAR-END STATUS:
  Total current assets         $  34,708,598        $  72,724,437        $   6,459,361        $   9,980,267        $  16,737,416
  Trading Cove Associates-
   equity investment               7,944,454            9,041,568            8,662,198           10,384,292           12,682,469
  Beneficial interest-Leisure
   Resort Technology, Inc.         5,296,019            5,674,009            4,191,909              ---                  ---
  Investment in 15%
   subordinated notes
    receivable                       ---                  ---               32,059,517           27,742,146           25,965,897
  Investment in completion
   guarantee subordinated
    notes receivable                 ---                  ---                5,075,000            2,548,162              ---
  Deferred financing costs net
   of accumulated amortization     3,377,066            3,781,051            3,339,780            2,702,744            2,788,529
  Fixed assets net of
   accumulated depreciation           33,256               44,036              ---                  ---                  ---
                               --------------       --------------       --------------       --------------       --------------
  Total assets                 $  51,359,393        $  91,265,101        $  59,787,765        $  53,357,611        $  58,174,311
                               ==============       ==============       ==============       ==============       ==============

  Total current liabilities    $   3,481,637        $   3,576,539        $   1,037,887        $   1,081,043        $   1,273,614
  12-3/4% senior notes
   payable                           ---                  ---               61,471,000           61,471,000           65,000,000
  9-1/2% senior notes
   payable                       119,691,000          122,159,000              ---                  ---                  ---
                               --------------       --------------       --------------       --------------       --------------
  Total liabilities            $ 123,172,637        $ 125,735,539        $  62,508,887        $  62,552,043        $  66,273,614
                               ==============       ==============       ==============       ==============       ==============


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain Risk Factors
--------------------

Lack of Operations; Dependence on the Mohegan Sun

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the issuance of the $125 Million Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs primarily from cash flows from TCA.

TCA's major sources of revenues are Relinquishment Fees and Development Fee. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees and Development Fee. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

Although TCA is entitled to a $14.0 million development fee under the Development Agreement, it has entered into a subcontract with SIML who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and is to pay such subcontractors a development services fee and incur expenses equal to 3% of the total cost of the expansion, excluding capitalized interest. Based upon the estimated cost of the expansion of $960 million, excluding capitalized interest, such fees and expenses are expected to be approximately $28.8 million. Such fees are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in development services fees and expenses to its subcontractors than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the expansion cannot exceed $960 million, excluding capitalized interest, the actual costs of the expansion may exceed such amounts. If the total costs of the expansion increase, then the total development services fee and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

For the year ended December 31, 2000, the Company received $9,788,007 from TCA and $3,770,000 was due from TCA which represents the Company's share under the Omnibus Termination Agreement of approximately $41,004,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $5,488,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. For the year ended December 31, 1999, the Company received $21,879,716 from TCA and $1,216,019 was due from TCA, which represents the Company's share under the Amended and Restated Omnibus Financing Agreement of approximately $59,521,000 in net Management Fees earned by TCA from the Authority pursuant to the terms of the Management Agreement for the same period.

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

Results of Operations
---------------------

Comparison of Operating Results for the Twelve Months Ended
-----------------------------------------------------------
December 2000 and 1999
----------------------

Total revenue for the twelve months ended December 31, 2000 was $14,452,745 compared with $26,696,654 for the twelve months ended December 31, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and payment under the Development Agreement, and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income - Trading Cove Associates decreased by $3,039,024, completion guarantee notes fee income - Trading Cove Associates decreased by $687,813, management services income - Trading Cove Associates decreased by $1,664,699 and organizational and administrative fee income -
Trading Cove Associates decreased by $2,602,609 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and payment under the Development Agreement, and by the termination of the Omnibus Financing Agreement and the commencement of the Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates - Material Agreements". In addition, interest and dividend income decreased by $4,249,764 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority Subordinated Notes.

Total expenses for the twelve months ended December 31, 2000 was $13,490,367 compared with the $24,789,253 for the twelve months ended December 31, 1999. Interest expense decreased by $7,404,027 and amortization on deferred financing costs decreased by $3,269,920 due primarily to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $216,522 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, totaling approximately $395,200, an increase in credit agency rating cost of approximately $12,500, and partially offset by a decrease in filing expense of approximately $14,200, by a decrease in other legal fees of approximately
$62,000, by a decrease in federal and state payroll taxes of approximately $15,700 and by a decrease in accounting fees of approximately $90,900 (during the years ended December 31, 2000 and 1999 the Company paid accounting fees to an affiliate totalling $0 and $95,000, respectively)), 12-3/4% senior notes tender expense decreased by $702,486 due to the redemption of the $65 Million Senior Notes and to an over accrual of $90,000 at December 31, 1999 and a decrease in amortization of beneficial interest Leisure Resort Technology, Inc. of $139,910 due to the increase in the period over which the asset is amortized.

Equity in (loss) income of Trading Cove Associates for the twelve months ended December 31, 2000 was $(574,002) compared with $6,115,300 for the twelve months ended December 31, 1999, as a result of the decrease in income from Trading Cove Associates of approximately $6,962,600 due to the timing of payments pursuant to the Omnibus Termination Agreement and the Omnibus Financing Agreement and by a decrease in amortization of interests purchased of approximately $273,100 due to the increase in the period over which the interests purchased is amortized.

As a result of the foregoing factors, the Company experienced net income of $388,376 for the twelve months ended December 31, 2000 compared with net income of $8,022,701 for the twelve months ended December 31, 1999.


Comparison of operating results for the years ended December 31,
----------------------------------------------------------------
1999 and 1998
-------------

Total revenue for the twelve months ended December 31, 1999, was $26,696,654 compared with $16,386,157 for the twelve months ended December 31, 1998. This increase was primarily attributable to a substantial increase in gross revenues and profitability of the Mohegan Sun which resulted in higher Management Fees paid to TCA, an increase in subordinated notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $502,553, an increase in completion guarantee notes fee income - Trading Cove Associates, as detailed under point (d) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $435,938, a decrease in management services income - Trading Cove Associates, as detailed under point (h) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $1,919,614 and an increase in organizational and administrative fee income - Trading Cove Associates, as detailed under point (k) of the table set forth in Item 1 above under "Amended and Restated Omnibus Financing Agreement", of $10,020,441. In addition, interest and dividend income increased by $1,271,179.

Total expenses for the year ended December 31, 1999 was $24,789,253 compared with $9,576,278 for the year ended December 31, 1998. Interest expense increased by $11,207,524, and amortization on deferred financing costs increased by $3,093,086 due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $637,399, (primarily attributable to an increase in executive payroll and associated federal and state payroll taxes of approximately $690,000, a decrease in accounting fees of approximately $55,200 (during the twelve months ended December 31, 1999 and 1998 the Company paid accounting fees to an affiliate totaling approximately $95,000 and $146,300, respectively), filing expense increased by approximately $15,600, copying and printing expense increased by approximately $2,000, trustee and disbursement agent fees increased by approximately $3,600, dues and subscriptions increased by approximately $1,600, by a decrease in legal fees of approximately $25,100 and by a decrease in insurance expense of approximately $1,000), an increase in 12-3/4% senior notes tender expense of $612,486, a decrease in amortization of beneficial interest - Leisure Resort Techology, Inc. of $347,402, due to the increase in the period over which the asset is amortized and by an increase in depreciation of $9,882.

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

                                    18
Liquidity and Capital Resources
-------------------------------

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

On January 4, 2000 also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its sole member Waterford Group. On January 11, 2000, on April 13, 2000, on June 12, 2000, and on December 27, 2000 the
Company distributed $2,557,545,  $132,869, $330,400, and $38,579,  respectively, to Waterford Group as a tax distribution, in accordance with the terms of the Indenture.

For the twelve months ended December 31, 2000 and 1999, net cash (used in) provided by operating activities (as shown in the Statements of Cash Flows) was $(1,556,537) and $21,753,116, respectively.

Current assets decreased from $72,724,437 at December 31, 1999 to $34,708,598 at December 31, 2000. The decrease was caused primarily by the distributions to the Company's sole member Waterford Group of approximately $37,731,000, approximately $1,557,000 of cash used in operations, the redemption of $125 Million Senior Notes in the principal amount of $2,468,000, and offset by the payment of fees and distributions by TCA in terms of the Omnibus Termination Agreement.

Current liabilities decreased from $3,576,539, at December 31, 1999 to $3,481,637 at December 31, 2000. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $69,000 and by a decrease in accrued expenses of approximately $25,900 (primarily attributable to an increase in the amount due under Len Wolman's employment agreement of approximately $39,900 , an increase in the amount due for legal and other expenses related to the defense of the Leisure litigation of approximately $72,100, and offset by the over accrual of deferred financing costs of $40,000 and 12-3/4% senior notes tender expense of $90,000 at December 31, 1999).

For the twelve months ended December 31, 2000 and 1999, net cash (used in) provided by investing activities (as shown in the Statements of Cash Flows was $(14,557,877) and $18,920,350, respectively. The net cash used in investing activities in 2000 was primarily the result of contributions to TCA of $1,200,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), the (purchases) and sales of restricted investments-net of approximately $(15,081,000) (principally due to the funding of the Interest Reserve Account in the amount of $15 million on January 4, 2000), and offset by distributions from TCA of approximately $1,723,000. The net cash provided by investing activities in 1999 was primarily the result of the redemption by the Authority of the Authority Subordinated Notes in the principal amount of $27,500,000, the (purchases) and sales of temporary investments-net of $2,045,430 (primarily due to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes), distributions from TCA of $6,335,930 and offset by the payment to Leisure of $2 million, contributions to TCA of $600,000 (to fund certain development expenses in connection with the Project at the Mohegan Sun), the (purchases) and sales of restricted investments-net of approximately $(11,807,000) (principally due to the funding of the Interest Reserve Account in the amount of approximately $12 million on March 17, 1999), the purchase from Sun International of an Authority Subordinated Note in the principal amount of $2.5 million and the purchase of fixed assets for approximately $54,000.

The Company anticipates that up to $3,300,000 in additional investments in TCA (as of December 31, 2000, $2,200,000 had been invested in TCA) may be required by the Company in connection with the Project at the Mohegan Sun.

For the years ended December 31, 2000 and 1999 net cash (used in) provided by financing activities (as shown in the Statements of Cash Flows) was $(40,199,182) and $16,880,807, respectively. The net cash used in financing activities in 2000 was primarily the result of the redemption of $125 Million Senior Notes in the principal amount of $2,468,000 and distributions to the Company's sole member of approximately $37,731,000. The net cash provided by financing activities in 1999 was primarily the result of the issuance of the $125 Million Senior Notes, in the principal amount of $125,000,000, contributions by members of $49,000, and offset by the redemption of the $65 Million Senior Notes in the principal amount of $61,471,000, deferred financing costs of approximately $4,035,000 (primarily due to the costs associated with the issuance of the $125 Million Senior Notes) and by distributions to members of approximately $39,821,000.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on Septmeber 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2000 and 1999. The fair market value of the Company's long-term debt at December 31, 2000 and 1999 is estimated to be approximately $118,494,000 and $120,300,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2000 are generally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matured March 8, 2001 and at December 31, 1999 are principally comprised of an investment in a Federal Home Loan Mortgage Corp. Discount Note which was purchased at a discount of 5.46% and matured March 14, 2000. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

See Index to Financial Statements on Page 25

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                     Age                   Position

Len Wolman               46             Chairman of the Board and Chief
                                        Executive Officer
Alan Angel               44             Chief Financial Officer
Del J. Lauria            52             Director and Secretary
Mark Wolman              43             Director

Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Mr. Wolman is a managing partner of TCA. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Under Mr. Wolman, Waterford Hotel Group, Inc. has grown from one hotel management contract to 27 properties in ten states. Mr. Wolman was actively involved in the development, construction and operation of the Mohegan Sun and is actively involved in the development and construction of the expansion to the Mohegan Sun. Mr. Wolman was instrumental in the formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director and Officer of Slavik Suites, Inc., one of Waterford Group's members. Mr. Wolman is the brother of Mark Wolman. Mr. Wolman's wife and Mr. Angel's wife are sisters.

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

Del J. Lauria. Mr. Lauria became a Director of the Company, Chief Financial Officer and Secretary upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel. Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik Suites, Inc. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

Mark Wolman. Mr. Wolman became a Director of the Company upon its formation. Mr. Wolman is the president of Wolman Homes, Inc. d/b/a Wolman Construction. Wolman Homes, Inc. is a commercial development and construction firm based in eastern Connecticut. Mr. Wolman has been working with the Mohegan Tribe since 1992 and had been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Wolman will be appointed a Director of Slavik Suites, Inc. Mr. Wolman is the brother of Len Wolman.

Stephan F. Slavik, Sr. Mr. Slavik, Sr. passed away on December 12, 2000. The late Mr. Slavik, Sr. was a Director of the Company since its formation. Mr. Slavik, Sr. was the President of Slavik Suites, Inc. and the Chief Operating Officer of the Slavik Organization. Mr. Stephan F. Slavik, age 54 years, will be appointed a Director of the Company. Mr. Slavik is a son of the late Stephan F. Slavik, Sr. Mr. Slavik is the President of Michigan based Slavik Builders. Mr. Slavik has over 30 years of experience with all phases of land planning, product design, estimating and site construction in single family, multiple and commercial design/build developments. Mr. Slavik will be appointed a Director and an Officer of Slavik Suites, Inc. Mr. Slavik is the brother of Richard Slavik. Mr. Richard Slavik, age 50, will be appointed a Vice President of the Company. Mr. Richard Slavik is a son of the late Stephan F. Slavik, Sr. Mr. Richard Slavik is Chief Operating Officer of the Fourmidable Group, Inc., a Michigan based real estate management firm. Mr. Richard Slavik has over 20 years of constructing and operating commercial residential real estate experience. Mr. Richard Slavik will be appointed as an Officer of Slavik Suites, Inc. Mr. Richard Slavik is the brother of Stephan F. Slavik.

Item 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors of the Company.

  Name                      Year Ended              Salary
 ------                    ------------            --------
Len Wolman (1)                2000                 $660,037
                              1999                 $165,000
                              1998                 $    ---

Del Lauria                    2000                 $    ---
                              1999                 $165,000
                              1998                 $    ---



Stephan F. Slavik, Sr.        2000                 $    ---
                              1999                 $165,000
                              1998                 $    ---

Mark Wolman                   2000                 $    ---
                              1999                 $165,000
                              1998                 $    ---

From January 1, 2000, the Company's Directors have also received compensation as part of the operating expenses of TCA as detailed under point a) of the table set forth above under "Omnibus Termination Agreement" and until January 1, 2000 the Company's Directors received compensation as part of the operating expenses and Management Services Fee of TCA as detailed under points (a) and (h) of the table set forth above under "Amended and Restated Omnibus Financing Agreement". The Company does not have a compensation committee, and all compensation decisions are made by the Board of Directors.

 (1) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the year ended 2000 $660,037 was paid to Mr. Len Wolman pursuant to the employment contract. For the years ended 1999 and 1998 no compensation was paid to Len Wolman pursuant to the employment contract.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer is a managing partner of TCA.

Pursuant to the Development Services Agreement Phase I, dated as of September 29, 1995, between TCA and SIML, TCA shall pay SIML a fee ("the Development Services Fee Phase I") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Construction will receive 20.83% of the Development Services Fee Phase I plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Mr. Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Directors) and 50% by Mr. Mark Wolman (a member of the Company's Board of Directors). Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's approximately $1.75 million. Del J. Lauria (the Company's Secretary and member of the Company's Board of Directors), Stephan F. Slavik and Richard Slavik have a financial interest in The Slavik Company. For the year ended December 31, 1998, Construction received $1,749,724 and The Slavik Company received $250,000 respectively, of their share of the Development Services Fee Phase I on a cumulative basis.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project exclusive of capitalized interest, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow, if any, in accordance with the Omnibus Termination Agreement. SIML has further subcontracted with certain affiliates of the Company to provide certain of those services assigned to SIML by TCA. SIML shall pay to to those affiliates of the Company approximately 20% of the Developoment Services Fee Phase II as and when SIML receives payment if any, from TCA. For the year ended December 31, 2000, Construction received $1,929,191 and The Slavik Company received $321,907, of their share of the Development Services Fee Phase II on a cumulative basis.

The Company paid amounts to an affiliate for accounting services totaling, $0, $95,200, and $146,300 respectively, during the years ended December 31, 2000, 1999 and 1998.

On September 28, 1998, the Company entered into an employment agreement with Mr. Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the year ended December 31, 2000 the Company paid and incurred $660,037 pursuant to the employment agreement. No payments were made pursuant to the employment agreement during 1999 and 1998.

In 2000, approximately $976,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses. In 1999 and 1998, approximately $756,000 and $690,000, respectively, was paid to the principals and affliliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1999 and 1998, $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of
the Company and $1,664,699 to the Company) and $8,771,643 ($4,385,822 to SIML, $280,212 to the Directors of the Company, $521,296 to affiliates of the Company and $3,584,313 to the Company), respectively, had been incurred by TCA in monthly management services fees.

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

                                    Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Formation, as amended, of Waterford
                              Gaming, LLC (i)
                 3.2          Certificate of Incorporation of Waterford Gaming
                              Finance Corp. (i)
                 3.3          Bylaws of Waterford Gaming Finance
                              Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (vi)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (vi)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (vi)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (vi)
                 10.1         Omnibus Financing Agreement, dated as of September
                              21, 1995, between Trading Cove Associates and Sun
                              International Hotels Limited. (i)
                 10.2         First Amendment to the Omnibus Financing
                              Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels
                              Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1       Amended and Restated Omnibus Financing Agreement
                              dated September 10, 1997 (ii)
                 10.2.2       Omnibus Termination Agreement, dated as of March
                              18, 1999, among Sun International Hotels Limited,
                              Trading Cove Associates, Waterford Gaming, L.L.C.,
                              Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.3         Amended and Restated Partnership Agreement of
                              Trading Cove Associates, dated as of September 21,
                              1994, among Sun Cove Limited, RJH Development
                              Corp., Leisure Resort Technology, Inc., Slavik
                              Suites , Inc., and LMW Investments, Inc. (i)
                 10.4         First Amendment to Amended and Restated
                              Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove
                              Limited, Slavik Suites, Inc., RJH Development
                              Corp., LMW Investments, Inc. and Waterford Gaming,
                              L.L.C. (i)
                 10.5         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney. (vi)
                 10.5.1       Agreement with Respect to Redemption or Repurchase
                              of Subordinated Notes, dated September 10, 1997
                              (ii)
                 10.6         Amended and Restated Limited Liability Company
                              Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7         Note Purchase Agreement, dated as of October 19,
                              1996, among Sun International Hotels Limited,
                              Waterford Gaming, L.L.C. and Trading Cove
                              Associates. (i)
                 10.8         Note Purchase Agreement, dated as of September 29,
                              1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9         Management Agreement, dated as of July 28, 1994,
                              between the Mohegan Tribe of Indians of
                              Connecticut and Trading Cove Associates. (i)
                 10.10        Management Services Agreement, dated September 10,
                              1997. (ii)
                 10.11        Development Services Agreement, dated September
                              10, 1997. (ii)
                 10.12        Subdevelopment Services Agreement, dated September
                              10, 1997. (ii)
                 10.13        Completion Guarantee and Investment Banking and
                              Financing Arrangement Fee Agreement, dated
                              September 10, 1997. (ii)

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


            (b)     Financial Statement Schedules

INDEX TO FINANCIAL STATEMENTS

        Report of Independent Accountants                               F-1
        Financial Statements:
                Balance Sheets as of December 31, 2000 and 1999         F-2
        Statements of Operations for the years ended
                December 31, 2000, 1999 and 1998                        F-3
        Statements of Changes in Member's Deficiency for the
                years ended December 31, 2000, 1999 and 1998            F-4
        Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998                        F-5
        Notes to Financial Statements                                   F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE MEMBER OF
WATERFORD GAMING, L.L.C.



In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



March 15, 2001

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2000 and 1999
                            -------------------------


                                                2000              1999
                                            ------------      ------------


        ASSETS

Current assets
   Cash and cash equivalents               $  4,024,021       $ 60,337,617
   Restricted investments                    26,888,081         11,807,092
   Due from Trading Cove Associates           3,770,000            492,907
   Other assets                                  26,496             86,821
                                           ------------       ------------
 Total current assets                        34,708,598         72,724,437
                                           ------------       ------------

Trading Cove Associates-equity
  investment                                  7,944,454          9,041,568
Beneficial interest-Leisure Resort
  Technology, Inc.                            5,296,019          5,674,009
Deferred  financing  costs,
  net of  accumulated  amortization  of
  $658,110  and $294,125 at December 31,
  2000 and 1999, respectively                 3,377,066          3,781,051
Fixed assets, net of accumulated
  depreciation of $20,662 and $9,882 at
  December 31, 2000 and 1999, respectively       33,256             44,036
                                           ------------       ------------
 Total assets                              $ 51,359,393       $ 91,265,101
                                           ============       ============


        LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses                        $    133,614       $    159,480
   Accrued interest on senior notes
     payable                                  3,348,023          3,417,059
                                           ------------       ------------

 Total current liabilities                    3,481,637          3,576,539
                                           ------------       ------------

9-1/2% senior notes payable                 119,691,000        122,159,000
                                           ------------       ------------

 Total liabilities                          123,172,637        125,735,539
                                           ------------       ------------

Contingencies                                   ---                ---

Members' deficiency                         (71,813,244)       (34,470,438)
                                           ------------       ------------
 Total liabilities and members'
 deficiency                                $ 51,359,393       $ 91,265,101
                                           ============       ============


The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                            Statements of Operations

              For the Years Ended December 31, 2000, 1999 and 1998
                           --------------------------


                                              2000              1999              1998
                                          ------------      ------------      ------------

Revenue
   Interest and dividend income           $  1,894,738      $  6,144,502      $  4,873,323
   Subordinated notes fee income-
     Trading Cove Associates                   692,782         3,731,806         3,229,253
   Completion guarantee notes fee
     income-Trading Cove Associates            215,625           903,438           467,500
   Management services income-
     Trading Cove Associates                   ---             1,664,699         3,584,313
   Organizational and administrative
     fee income-Trading Cove
      Associates                            11,649,600        14,252,209         4,231,768
                                          ------------      ------------      ------------
        Total revenue                       14,452,745        26,696,654        16,386,157
                                          ------------      ------------      ------------
Expenses
   Interest expense                         11,641,049        19,045,076         7,837,552
   Salaries-related parties                    660,037           660,000           ---
   General and administrative                  526,526           310,004           332,605
   12-3/4% senior notes tender expense         (90,000)          612,486           ---
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.           377,990           517,900           865,302
   Amortization on deferred financing
     costs                                     363,985         3,633,905           540,819
   Depreciation                                 10,780             9,882           ---
                                          -------------     ------------      ------------
        Total expenses                      13,490,367        24,789,253         9,576,278
                                          ------------      ------------      ------------
                                               962,378         1,907,401         6,809,879
   Equity in (loss) income of
    Trading Cove Associates                   (574,002)        6,115,300          (482,869)
                                          ------------      ------------      ------------
        Net income                        $    388,376      $  8,022,701      $  6,327,010
                                          ============      ============      ============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                  Statements of Changes in Members' Deficiency

              For the Years Ended December 31, 2000, 1999 and 1998
                           --------------------------



                                     Slavik Suites Inc.    LMW Investments Inc.   Waterford Group, LLC       Total
                                     ------------------    -------------------    --------------------   --------------

Balance, January 1,1998              $      (6,154,626)    $       (3,039,806)                           $  (9,194,432)

Contributions                                   99,186                 47,114                                  146,300

Net income                                   4,289,504              2,037,506                                6,327,010
                                     ------------------    -------------------                            -------------
Balance, December 31, 1998                  (1,765,936)              (955,186)                              (2,721,122)

Contributions,
January 1- March 17                             33,220                 15,780                                   49,000

Distributions,
January 1- March 17                         (1,277,787)              (606,945)                              (1,884,732)

Net loss,
January 1-March 17                          (5,043,441)            (2,395,625)                              (7,439,066)

Transfer of interest                         8,053,944              3,941,976     $       (11,995,920)               0

Distributions,
March 17- December 31                          ---                    ---                 (37,936,285)     (37,936,285)

Net income,
March 17- December 31                          ---                    ---                  15,461,767       15,461,767

                                       ---------------    --------------------    --------------------    -------------

Balance, December 31, 1999                     ---                    ---                 (34,470,438)     (34,470,438)


Distributions                                  ---                    ---                 (37,731,182)     (37,731,182)

Net income                                     ---                    ---                     388,376          388,376
                                       ---------------    --------------------    --------------------    -------------

Balance, December 31, 2000             $       ---        $           ---         $       (71,813,244)    $(71,813,244)
                                       ===============    ====================    ====================    =============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

               For the years ended December 31,2000, 1999 and 1998

                           --------------------------

                                                   2000             1999            1998
                                               ------------     ------------    ------------

Cash flows from operating activities
   Net income                                  $    388,376     $  8,022,701       6,327,010
                                               ------------     ------------    ------------
   Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities
        Amortization                                741,975        4,151,805       1,406,121
        Depreciation                                 10,780            9,882         ---
        Equity in loss (income) of Trading
          Cove Associates                           574,002       (6,115,300)        482,869
        Changes in operating assets
          and liabilities
            Decrease (increase) in accrued
              interest receivable-15%
              subordinated notes receivable         ---           12,059,517      (4,317,371)
            Decrease (increase)in accrued
              interest receivable-completion
              guarantee subordinated notes
              receivable                            ---               75,000         (27,500)
            (Increase) decrease in due from
              Trading Cove Associates            (3,277,093)       1,118,381      (1,317,365)
            Decrease (increase) in other
              assets                                 60,325          (67,522)         50,907
            Increase (decrease) in accrued
              expenses                               14,134           84,308         (43,156)
            (Decrease) increase in accrued
              interest on senior notes
              payable                               (69,036)       2,414,344         ---
                                               ------------     ------------    ------------
                  Total adjustments              (1,944,913)      13,730,415      (3,765,495)
                                               ------------     ------------    ------------
                  Net cash (used in)provided
                    by operating activities      (1,556,537)      21,753,116       2,561,515
                                               ------------     ------------    ------------

   Cash flows from investing activities
     Beneficial interest-Leisure
       Resort Technology, Inc.                      ---           (2,000,000)     (5,057,211)
     Release of cash in escrow                      ---               ---          5,000,000
     Contributions to Trading Cove
       Associates                                (1,200,000)        (600,000)       (400,000)
     Distributions from Trading Cove
       Associates                                 1,723,112        6,335,930       1,639,225
     Sales and (purchases) of
       temporary investments-net                    ---            2,045,430       2,337,949
     (Purchases) and sales of
       restricted investments-net               (15,080,989)     (11,807,092)        ---
     Purchase of completion guarantee
       guarantee subordinated note
       receivable                                   ---           (2,798,125)     (2,798,125)
     Return on investment in completion
       guarantee subordinated notes
       receivable                                   ---              298,125         298,787
     Redemption of completion guarantee
       subordinated notes receivable                ---            7,500,000         ---
     Redemption of 15% subordinated notes
       receivable                                   ---           20,000,000         ---
     Fixed assets                                   ---              (53,918)        ---
                                               ------------     ------------    ------------
                Net cash (used in) provided
                  by investing activities       (14,557,877)      18,920,350       1,020,625
                                               ------------     ------------    ------------

   Cash flows from financing activities
     Redemption of 12-3/4% senior
       notes                                        ---          (61,471,000)        ---
     Proceeds from 9-1/2% senior notes
       issuance                                     ---          125,000,000         ---
     Redemption of 9-1/2% senior notes           (2,468,000)      (2,841,000)        ---
     Deferred financing costs                       ---           (4,035,176)     (1,177,855)
     Contributions by members                       ---               49,000         146,300
     Distributions to member                    (37,731,182)     (39,821,017)        ---
                                               ------------     ------------    ------------

                Net cash (used in)
                  provided by
                  financing activities          (40,199,182)      16,880,807      (1,031,555)
                                               ------------     ------------    ------------

   Net (decrease) increase in cash              (56,313,596)      57,554,273       2,550,585

   Cash and cash equivalents at
     beginning of year                           60,337,617        2,783,344         232,759
                                               ------------     ------------    ------------
   Cash and cash equivalents at
     end of year                               $  4,024,021     $ 60,337,617     $ 2,783,344
                                               ============     ============    ============
   Supplemental disclosure of cash
     flow information:
       Cash paid during the year
         for interest                          $ 11,710,084     $ 16,630,732     $ 7,837,552
                                               ============     ============    ============
   Supplemental disclosure of
     non-cash financing activities:
       Deferred financing costs (overaccrued)
       funded through accrued expenses         $    (40,000)    $     40,000         ---
                                               ============     ============    ============

The accompanying notes are an integral part of these financial statements.



                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                           --------------------------


ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invested in certain financial instruments issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is governed by a board of managers pursuant to the limited liability company agreement (the "Agreement"). In connection with the Company's and the Company's wholly- owned subsidiary Waterford Gaming Finance Corp. ("Finance") issuance of $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware Limited Liability Company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are generally as follows:

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

During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering ("the Offering"), the Company distributed approximately $34,672,000 to Waterford Group during January 2000. In connection with the Offering the Company distributed $37,050,000 to Waterford Group during March 1999. In addition tax distributions totaling approximately $3,946,000 were made by the Company during 2000 and 1999.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Accounting Method

          The accrual method of accounting is used in the preparation of the financial statements and the partnership income tax returns.

        Cash and Cash Equivalents

          Cash and cash equivalents represent cash and short-term, hightly liquid investments with original maturities of three months or less.

        Restricted Investments

          Restricted investments at December 31, 2000 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matures March 8, 2001 and at December 31,1999 are principally comprised of an investment in a Federal Home Loan Mortgage Corp. Discount Note which was purchased at a discount of 5.46% and matures March 14, 2000. The investment represents a restricted investment fund that has been established with a trustee in terms of the $125 Million Senior Notes indenture and is reported at cost plus accrued interest, which approximates market.

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

        Concentration of Credit Risk

          The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based upon the operating results of the Authority and the related Relinquishment Fees, as defined, and Development Fees, as defined, paid and to be paid by the Authority. Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

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

     As of December 31, 2000, 1999 and 1998 the following summary information relates to Trading Cove Associates. Total revenues and net income are for the years ended December 31, 2000, 1999 and 1998.


                                                2000             1999             1998
                                            ------------     ------------     ------------

Total assets                                $ 21,452,587     $  8,634,840     $  8,720,632
Total liabilities                            (15,872,938)      (1,741,019)      (4,011,858)
                                            ------------     ------------     ------------
Partners' capital                           $  5,579,649     $  6,893,821     $  4,708,774
                                            ============     ============     ============

Total revenue                               $ 46,072,404     $ 72,179,041     $ 53,766,834
                                            ============     ============     ============

Net (loss) income                           $   (267,948)    $ 13,656,908     $  2,099,326
                                            ============     ============     ============



                                                2000             1999             1998
                                            ------------     ------------     ------------
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of year                                  $  9,041,568     $  8,662,198     $ 10,384,292
  Contributions                                1,200,000          600,000          400,000
  Distributions                               (1,723,112)      (6,335,930)      (1,639,225)
                                            ------------     ------------     ------------
                                               8,518,456        2,926,268        9,145,067
                                            ------------     ------------     ------------
(Loss)income from Trading Cove
  Associates                                    (133,974)       6,828,454        1,049,663
Amortization of interests
  purchased                                     (440,028)        (713,154)      (1,532,532)
                                            ------------     ------------     ------------
Equity in (loss) income of
  Trading Cove Associates                       (574,002)       6,115,300         (482,869)
                                            ------------     ------------     ------------
Trading Cove Associates -
  equity investment, end of year            $  7,944,454     $  9,041,568     $  8,662,198
                                            ============     ============     ============



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

For the year ended December 31, 2000 the Relinquishment Fees earned was $41,003,849. A summary of relinquishment payments received is as follows:


                               Senior             Junior             Total
                            ------------       ------------       ------------

   April 25, 2000           $  4,947,458       $    ---           $  4,947,458
   July 26, 2000               5,039,048          9,986,506         15,025,554
   October 25, 2000            5,457,627            ---              5,457,627
   January 25, 2001            5,057,792         10,515,418         15,573,210
                            ------------       ------------       ------------
                            $ 20,501,925       $ 20,501,924       $ 41,003,849
                            ============       ============       ============

TCA has notified the Authority that it does not agree with the Authority's treatment of certain promotional transactions, that in TCA's opinion, has resulted in a reduction in Revenues on which relinquishment fees is calculated. TCA has requested the Year End Statements, as defined in the Relinquishment Agreement, from the Authority.

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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:



            January 15, 2000                  $  1,372,000
            April 20, 2000                         896,000
            July 17, 2000                        1,260,000
            October 13, 2000                     1,372,000
            January 23, 2001                       588,000
                                              ------------
                                              $  5,488,000
                                              ============

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with Sun International Management Limited ("SIML") and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Omnibus Termination Agreement".

SIML has further subcontracted with Wolman Construction L.L.C. ("Construction") (the "Local Construction Services Agreement") to provide certain of those services assigned to SIML by TCA. SIML shall pay 20.83% of the Development Services Fee Phase II as and when SIML receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.

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

Until January 1, 2000 TCA earned a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authroity on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun set forth below (in thousands):

                          I                    II                 III

                   --------------       ------------------    -----------------
                     40% of Net         Revenues in Tier I       Revenues in
                   Revenues up to         plus 35% of Net     Tiers I & II plus
                                         Revenues between        30% of Net
                                                               Revenues above
                   --------------        ----------------     -----------------
     Year 1              $50,546        $50,547-$63,183            $63,183
     Year 2              $73,115        $73,116-$91,394            $91,394
     Year 3              $91,798        $91,799-$114,747          $114,747
     Year 4              $95,693        $95,694-$119,616          $119,616


     In addition, TCA was required to fund $1.2 million per year ($100,00 per month) from its Management Fees into a capital replacement reserve. The capital replacement reserve is the property of the Authority.


Omnibus  Termination  Agreement
-------------------------------


On March 18, 1999, the Omnibus Termination Agreement (the "Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Developkment Fee) to pay the following obligations in the priority set forth below:

      (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the year ended December 31,2000 $1,849,506 ($924,753 to
          Sun Cove and $924,753 to affiliates of the Company) had been paid and incurred by TCA in terms of this first priority. The contingent obligation at December 31,2000 was $0.

       (b)Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2000 these capital contributions aggregated $2,400,000. $2,000,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of December 31, 2000, $400,000 in capital contributions remained outstanding.

      (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the year ended December 31, 2000 $2,977,932 ($2,069,525 to Sun
          International and $908,407 to the Company) had been paid by TCA in terms of this third priority. No further obligation is payable at December 31,2000.

      (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the year ended December 31, 2000 $10,807,000 ($8,555,902 to SIML, $1,929,191 to Construction and $321,907 to The
          Slavik Company) had been paid and incurred by TCA in terms of this fourth priority. No additional amounts are payable at December 31,2000.


      (e) Fifth, to pay Sun International an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the year ended December 31, 2000 $5.0 million had been paid and incurred by TCA in terms of this fifth priority. No additional amounts are payable at December 31, 2000.

      (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the year ended December 31, 2000 $23,299,200 ($11,649,600 to SIML and $11,649,600 to
          the Company) had been paid and incurred by TCA in terms of this sixth priority. The contingent obligation at December 31, 2000 was approximately $23,622,000.

      (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of SIML and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at December 31, 2000 was approximately $20,502,000.

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


OMNIBUS FINANCING AGREEMENT
---------------------------

Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utilized by TCA pursuant to The Amended and Restated Omnibus Financing Agreement (the "Omnibus Financing Agreement") which was terminated effective January 1, 2000.

3.   BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove, former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the Company and Finances' $65 million 12-3/4% senior note payable (the "$65 Million Senior Notes") were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement.

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at December 31, 2000 and 1999 amounts to $1,761,192 and $1,383,202, respectively.


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



If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.000% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000,and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1,2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling aproximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000, and accordingly on March 15, 2001 the Company and Finance will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at December 31,2000 and 1999 is estimated to be approximately $118,494,000 and $120,300,000, respectively, based on the quoted market price for the same issue.

5.   RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998.


                                      For the                   For the                  For the
                                     Year Ended                Year Ended              Year Ended
                                 December 31, 2000          December 31, 1999       December 31, 1998
                                 -----------------          -----------------       -----------------

Financial Statement
 net income                      $         388,376          $       8,022,701       $       6,327,010
Financial statement
 equity in (income) loss
 of Trading Cove Associates
 over tax basis equity in
 (income) loss of Trading
 Cove Associates                         1,184,388                    176,879                 131,018
Other                                        4,682                     (6,603)                 39,999
                                 -----------------          -----------------       -----------------
Federal income tax basis
 net income                      $       1,577,446          $       8,192,977       $       6,498,027
                                 =================          =================       =================






The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 2000, 1999 and 1998.


                                            2000               1999               1998
                                        ------------       ------------       -----------

Financial statement members'
 deficiency                             $(71,813,244)      $(34,470,438)      $ (2,721,122)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                466,913            296,637            132,082
Current year financial
 statement net income over
 (under) federal income tax
 basis net income                          1,189,070            170,276            171,017
                                        ------------       ------------       ------------
Federal income tax basis
 members' deficiency                    $(70,157,261)      $(34,003,525)      $ (2,418,023)
                                        ============       ============       ============




6. CONTINGENCIES:

LEGAL PROCEEDINGS


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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter is pending in the Judicial District of Middlesex at Middletown, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol.

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

7.  RELATED PARTY AGREEMENT AND TRANSACTIONS:

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

Pursuant to the Development Services Agreement Phase I, dated as of September 29, 1995 between TCA and SIML, TCA shall pay SIML a fee ("the Development Services Fee Phase I") equal to $8,280,000 (3% of the total development costs of the Mohegan Sun, exclusive of land acquisition costs) plus $25,000 for expense reimbursement. Pursuant to a subcontract, Construction will receive 20.83% of the Development Services Fee Phase I plus $25,000 (total approximately $1.75 million). Construction is owned 50% by Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Directors) and 50% by Mark Wolman (a member of the Company's board of Directors). Pursuant to a subcontract, Construction will pay The Slavik Company $250,000 of Construction's approximately $1.75 million. Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors) and the late Stephan F. Slavik, Sr. (a member of the Company's Board of Directors until December 12, 2000) and ? Slavik (a member of the Company's Board of Directors from date-?) have a financial interest in The Slavik Company. For the year ended December 31, 1998, Construction received $1,749,724 and The Slavik Company received $250,000 respectively, of their share of the Development Services Fee Phase I on a cumulative basis.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. TCA shall pay to SIML a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow if any, in accordance with the Omnibus Termination Agreement. SIML has further subcontracted with certain affiliates of the Company to provide certain of those services assigned to SIML by TCA. SIML shall pay to those affiliates of the Company approximately 20% of the Development Services Fee Phase II as and when SIML receives payment if any, from TCA. For the year ended December 31, 2000, Construction received $1,929,191 and The Slavik Company received $321,907, of their share of the Development Service Fee Phase II on a cumulative basis.

The Company paid amounts to an affiliate for accounting services totaling $0, $95,200 and $146,300 respectively, during the years ended December 31, 2000, 1999, and 1998.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10 %) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the year ended December 31, 2000 the Company paid and incurred $660,037 pursuant to the employment agreement. No payments were made pursuant to the employment agreement during 1999 and 1998.

In 2000, approximately $976,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses. In 1999 and 1998, approximately $756,000 and $690,000, respectively, was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the years ended December 31, 1999 and 1998, $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of
the Company and $1,664,699 to the Company) and $8,771,643 ($4,385,822 to SIML, $280,212 to the Directors of the Company, $521,296 to affiliates of the Company and $3,584,313 to the Company), respectively, had been incurred by TCA in monthly management services fees.

For the year ended December 31, 1999, the Company paid the Directors of the Company $660,000 as salaries for various services provided to the Company.

In 1999, the Company renovated Mr. Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., a related party. Cost of the improvement is being depreciated over five years . Expense for the years ended December 31, 2000 and 1999 was $6,480 and $5,940, respectively.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

            (c)     Reports on Form 8-K

            (i)     Form 8-K filed on December 28, 2000

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the year ended September 30, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: December 14, 2000

            (ii)    Form 8-K filed on February 14, 2001

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the year ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 13, 2001

            (iii)   Form 8-K/A filed on February 20, 2001

                    Item 5

                    The Mohegan Tribal Gaming Authority (the ("Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by referce to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 13, 2001

            (iv)    Form 8-K filed on February 20, 2001

                    Item 5

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed an amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2000, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q/A, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 14, 2001



                                       26

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WATERFORD GAMING, L.L.C.


Date: March 30, 2001    By: /s/ Len Wolman
                        Len Wolman, Chairman of the Board of Directors,
                        Chief Executive Officer


Date: March 30, 2001    By: /s/ Alan Angel
                        Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 30, 2001.

SIGNATURE                      TITLE


/s/ Len Wolman                 Chairman of the Board of Directors,
-----------------              Chief Executive Officer
Len Wolman


/s/ Del J. Lauria              Member of the Board of Directors,
-----------------              Secretary
Del J. Lauria


/s/ Mark Wolman                Member of the Board of Directors
-----------------
Mark Wolman



                                       27