Form 10-Q
period 2001-03-31
WATERFORD GAMING LLC
filed 2001-05-14
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 3/31/2001

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______ to________


                        Commission file number 333-17795


                            WATERFORD GAMING, L.L.C.
                            ------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                  06-1465402
-------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   identification No.)



914 Hartford Turnpike, P.O. Box 715
          Waterford , CT                               06385
----------------------------------------             -----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (860) 442-4559


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.



                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-Q



                                                                       Page
                                                                       Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2001 (unaudited) and December 31, 2000                         3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 2001 (unaudited) and
March 31, 2000 (unaudited)                                               4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the three months ended March 31, 2001(unaudited)
and March 31, 2000 (unaudited)                                           5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 2001 (unaudited) and
March 31, 2000 (unaudited)                                               6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   15

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             16
Item 2 -- Changes in Securities                                         16
Item 3 -- Defaults upon Senior Securities                               16
Item 4 -- Submission of Matters to a Vote of Security Holders           16
Item 5 -- Other Information                                             16
Item 6 -- Exhibits and Reports on Form 8-K                              17

Signatures- Waterford Gaming, L.L.C.                                    19




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of the March 31, 2001, and the related condensed statements of operations, changes in member's deficiency and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2000, and the related statements of operations, changes in member's deficiency and cash flows for the year then ended (not presented herein), and in our report dated March 15, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP

May 10, 2001


                                        1


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of March 31, 2001 and 2000, and for the three months ended March 31, 2001 and 2000 included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                 March 31,2001 (Unaudited) and December 31,2000
                -------------------------------------------------




                                               March 31,            December 31
                                                2001                   2000
                                             -----------            -----------


      ASSETS


Current assets
  Cash and cash equivalents                   $  1,907,122         $  4,024,021
  Restricted investments                        26,410,220           26,888,081
  Due from Trading Cove Associates               2,270,000            3,770,000
  Other assets                                      67,068               26,496
                                              -------------        -------------
        Total current assets                    30,654,410           34,708,598
                                              -------------        -------------
Trading Cove Associates-equity investment        7,215,217            7,944,454
Beneficial interest-Leisure Resort
  Technology, Inc.                               5,202,816            5,296,019
Deferred financing costs, net of accumulated
  amortization of $749,826 and $658,110 at
  March 31, 2001 and December 31, 2000,
  respectively                                   3,285,350            3,377,066
Fixed assets, net of accumulated depreciation
  of $23,357 and $20,662 at March 31, 2001
  and December 31, 2000, respectively               30,561               33,256
                                              -------------        -------------
        Total assets                          $ 46,388,354         $ 51,359,393
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses                            $     97,711         $    133,614
  Accrued interest on senior notes payable         503,454            3,348,023
                                              -------------        -------------
        Total current liabilities                  601,165            3,481,637
                                              -------------        -------------
9-1/2% senior notes payable                    119,239,000          119,691,000
                                              -------------        -------------
        Total liabilities                      119,840,165          123,172,637
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (73,451,811)         (71,813,244)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 46,388,354         $ 51,359,393
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

               For the Three Months Ended March 31, 2001 and 2000

                                   (Unaudited)
                                -----------------



                                                2001                   2000
                                             -----------            -----------

Revenue
   Organizational and administrative
      fee income - Trading Cove Associates   $ 2,270,000           $     ---
   Interest and divided income                   471,476               503,730
   Subordinated notes fee income -
      Trading Cove Associates                      ---                 692,782
   Completion guarantee notes fee income -
      Trading Cove Associates                      ---                 215,625
                                             -------------         ------------
         Total revenue                         2,741,476             1,412,137
                                             -------------         ------------

Expenses
   Interest expense                            2,875,887             3,088,304
   Salaries-related parties                      164,312               161,447
   General and administrative                     83,637               216,487
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.             93,203                93,203
   Amortization on deferred financing costs       91,716                92,625
   Depreciation                                    2,695                 2,695
                                             -------------         ------------
        Total expenses                         3,311,450             3,654,761
                                             -------------         ------------
                                                (569,974)           (2,242,624)
   Equity in income (loss) of
      Trading Cove Associates                   (729,237)              551,698
                                             -------------         ------------
       Net loss                              $(1,299,211)          $(1,690,926)
                                             =============         ============



The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

               For the Three Months Ended March 31, 2001 and 2000

                                   (Unaudited)
                                 ---------------



                    For the Three Months Ended March 31, 2001

                                   Waterford Group, L.L.C.              Total
                                   -----------------------            ----------

Balance, January 1, 2001                    $(71,813,244)         $(71,813,244)

Contributions                                      ---                   ---

Distributions                                   (339,356)             (339,356)

Net loss                                      (1,299,211)           (1,299,211)
                                            -------------         -------------
Balance, March 31,2001                      $(73,451,811)         $(73,451,811)
                                            =============         =============


                    For the Three Months Ended March 31, 2000

                                   Waterford Group, L.L.C.              Total
                                   -----------------------            ----------

Balance, January 1, 2000                    $(34,470,438)         $(34,470,438)

Contributions                                      ---                   ---

Distributions                                (37,229,334)          (37,229,334)

Net loss                                      (1,690,926)           (1,690,926)
                                            -------------         -------------
Balance, March 31,2000                      $(73,390,698)         $(73,390,698)
                                            =============         =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

               For the Three Months ended March 31, 2001 and 2000

                                   (Unaudited)

                          -----------------------------


                                                        2001             2000
                                                     -----------     -----------


Cash flows from operating activities
  Net loss                                           $(1,299,211)  $ (1,690,926)
                                                     ------------  -------------

  Adjustments to reconcile net loss
    to net cash used in operating activities
      Amortization                                       184,919        185,828
      Depreciation                                         2,695          2,695
      Equity in (income) loss of Trading Cove
        Associates                                       729,237       (551,698)
      Changes in operating assets and liabilities
        Decrease in due from Trading Cove Associates   1,500,000        134,500
        (Increase) decrease in other assets              (40,572)        22,720
        (Decrease) increase in accrued expenses          (35,903)       183,317
        Decrease in accrued interest on senior notes
          payable                                     (2,844,569)    (2,910,891)
                                                     ------------  -------------
            Total adjustments                           (504,193)    (2,933,529)
                                                     ------------  -------------

              Net cash used in
                operating activities                  (1,803,404)    (4,624,455)
                                                     ------------  -------------

Cash flows from investing activities
  Contributions to Trading Cove Associates              (200,000)      (300,000)
  Distributions from Trading Cove Associates             200,000        823,112
  Sales and (purchases) of restricted
    investments - net                                    477,861    (14,672,400)
                                                     ------------  -------------

              Net cash provided by (used in)
                investing activities                     477,861    (14,149,288)
                                                     ------------  -------------

Cash flows from financing activities
  Redemption of  9-1/2 % senior notes                   (452,000)    (2,277,000)
  Distributions to member                               (339,356)   (37,229,334)
                                                     ------------  -------------
              Net cash used in
                financing activities                    (791,356)   (39,506,334)
                                                     ------------  -------------
Net decrease in cash and cash equivalents             (2,116,899)   (58,280,077)

Cash and cash equivalents at beginning of quarter      4,024,021     60,337,617
                                                     ------------  -------------
Cash and cash equivalents at end of quarter          $ 1,907,122   $  2,057,540
                                                     ============  =============


Supplemental disclosure of cash flow information:
  Cash paid during the quarter for interest           $5,720,456     $5,999,194
                                                      ==========     ==========


The accompanying notes are an integral part of these condensed financial statements.


                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2000 audited financial statements and should be read in conjunction with the Company's 2000 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 30, 2001. The condensed balance sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by generally accepted accounting principles. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2001, and the results of operations, the statements of member's deficiency and of cash flows for the three months ended March 31, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


During December 1999, the Company received a payment on notes it held due from the Mohegan Tribal Gaming Authority (the "Authority") and a distribution from Trading Cove Associates ("TCA"). As contemplated in the $125 Million Senior Notes offering (the "Offering"), the Company distributed approximately $34,672,000 to Waterford Group, L.L.C. ("Waterford Group") during January 2000. In connection with the Offering the Company distributed $37,050,000 to Waterford Group during March 1999.

2.      Trading Cove Associates - Equity Investment:

As of March 31, 2001 and 2000, the following summary information relates to TCA. Total revenues and net income (loss) are for the three months ended March 31, 2001 and 2000:

                                              March 31,        March 31,
                                                2001             2000
                                            ------------     ------------

Total assets                                $10,763,509       $12,810,747
Total liabilities                            (6,422,319)       (5,639,741)
                                            ------------     -------------
Partners' capital                           $ 4,341,190       $ 7,171,006
                                            ============     =============

Total revenue                               $ 5,570,669       $ 8,328,152
                                            ============     =============

Net income (loss)                           $(1,238,459)      $ 1,323,409
                                            ============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                 $7,944,454       $9,041,568
  Contributions                                 200,000          300,000
  Distributions                                (200,000)        (823,112)
                                            ------------      -----------
                                              7,944,454        8,518,456
                                            ------------      -----------
Income (loss) from Trading Cove
   Associates                                  (619,230)         661,705
Amortization of interests
   purchased                                   (110,007)        (110,007)
                                            ------------      -----------
Equity in income (loss) of
   Trading Cove Associates                     (729,237)         551,698
                                            ------------      -----------
Trading Cove Associates -
  equity investment, end of period           $7,215,217       $9,070,154
                                            ============      ===========


3.      Beneficial Interest - Leisure Resort Technology, Inc:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove Limited ("Sun Cove"), former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the $65 Million Senior Notes were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a subsequent complaint against the Company and certain other defendants (see Note 6).

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at March 31, 2001 and 2000 amounts to $1,854,395 and $1,476,405, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at March 31, 2001 and December 31, 2000 is estimated to be approximately $114,469,000 and $118,494,000, respectively, based on the quoted market price for the same issue.


5.      Certain Relationships and Related Transactions

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. SIML has further subcontracted (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction") who has subcontracted with The Slavik Company. The Local Construction Services Agreement was also assigned to Sun Cove. The fee payable by Sun Cove to Construction as and when Sun Cove receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has agreed to pay The Slavik Company 14.30% of the amount that Construction receives from Sun Cove that relates to its share of the Development Services Fee Phase II. On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000, $1,238,000 and
$6,474,000, respectively, as partial payment Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534 and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26,
2000 and January 26, 2001, respectively.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three months ended March 31, 2001 and 2000 the Company incurred $164,312 and $161,447, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the quarters ended March 31, 2001 and 2000 approximately $248,000 and $251,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun


6.      Contingencies:

Legal Proceedings
-----------------

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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


Development and Operational Activities
--------------------------------------

The Company is a special purpose Company formed solely for the purpose of holding its partnership in TCA, a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun.


Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Tribe and the Authority, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun, which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, and until January 1, 2000, TCA had overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Sun Cove, an affiliate of Sun International Hotels Limited ("Sun International").



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



Relinquishment Agreement
------------------------

The payments under the Relinquishment Agreement will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of "Revenues". Revenues are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues (including, without limitation, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires). Revenues exclude revenues generated by any other expansion of the Mohegan Sun. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficent funds are available after satisfaction of the Tribe's senior obligations.

For the quarters ended March 31, 2001 and 2000, total Relinquishment Fees earned were $5,090,622 and $4,947,458, respectively, based upon Revenues reported to TCA by The Authority. TCA has notified The Authority that TCA does not agree with The Authority's accounting of certain promotional transactions, that in TCA's opinion has resulted in a reduction in Revenues on which the Relinquishment Fees are calculated. TCA has requested from The Authority the Year - End Statements, as defined in the Relinquishment Agreement, and TCA intends to conduct an audit of The Authority's books and records related to the calculation of Revenues.


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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                   $1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
                                              ----------
                                              $7,070,000
                                              ==========

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

SIML has  further  subcontracted  with  Construction  (the  "Local  Construction
Services Agreement") to provide certain of those services assigned to SIML by TCA. This agreement was also assigned to Sun Cove. Sun Cove shall pay 20.83% of the Development Services Fee Phase II as and when Sun Cove receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.


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

TCA has two current sources of revenue and cash flows, Relinquishment Fees and the Development Fee. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees and Development Fee. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which the Authority, TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Sun Cove who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget of $800 million for the Project. The final budget for the Project is $960 million. Based upon the final budgeted cost of the Project of $960 million, such Development Services Fee Phase II and expenses are expected to be approximately $28.8 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. Although the Authority has passed a resolution that the total costs of the Project cannot exceed $960 million, the actual costs of the Project may exceed such amount. If the total costs of the Project increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

Amended and Restated Omnibus Termination Agreement
--------------------------------------------------

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the " Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Omnibus Financing Agreement, b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996. A copy of the Amended and Restated Omnibus Termination Agreement has been filed as an exhibit to this Form 10-Q.

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2001 and 2000, $470,793 ($235,396 to Sun Cove and $235,397 to affiliates of the Company) and $471,050 ($235,525 to Sun Cove and $235,525 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to March 31, 2001 these capital contributions aggregated $2,800,000. From January 1, 2000 to March 31, 2001 $2,400,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of March 31, 2001 $400,000 in capital contributions remained outstanding. On April 26, 2001 TCA made a cash distribution of $200,000 to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the three months ended March 31, 2000 $2,977,932 ($2,069,525 to Sun
          International and $908,407 to the Company) had been paid by TCA in terms of the third priority. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the quarters ended March 31, 2001 and 2000, $0 and $3,095,000 ($2,450,312 to Sun Cove, $552,498 to Construction and
          $92,190 to The Slavik Company), respectively, had been incurred by TCA in terms of the fourth priority. The contingent obligation at March 31, 2001 and 2000 was $0 and $1,238,000, respectively.


     (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the three months ended March 31, 2001 and 2000, $1,250,000 and $0, respectively, had been incurred by TCA in terms of the fifth priority. The contingent obligation at March 31, 2001 and 2000 was $0 and $1.25 million, respectively.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the quarters ended March 31, 2001 and 2000, $4,540,000 ($2,270,000 to SIML and $2,270,000
          to the Company) and $0, respectively, had been incurred by TCA in terms of the sixth priority. The contingent obligation at March 31, 2001 and 2000, was approximately $19,082,000 and $46,921,000, respectively.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at March 31, 2001 and 2000 was approximately $23,047,000 and $2,474,000, respectively.

     (h) Eighth, to distribute all excess cash in accordance with TCA's partnership agreement.

In addition, TCA shall not make any distributions pursuant to the Amended and Restated Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of the Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended March 31, 2001 and 2000
------------------------------------------------------------------------------

Total revenue for the three months ended March 31, 2001 was $2,741,476 compared with $1,412,137 for the three months ended March 31, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in a greater relinquishment payment to TCA, offset by a decrease in the Development Fee payment to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Subordinated notes fee income - Trading Cove Associates decreased by $692,782 and completion guarantee notes fee income - Trading Cove Associates decreased by $215,625 as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" and an increase in organizational and administrative fee income - Trading Cove Associates of $2,270,000 as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement". In addition interest and dividend income decreased by $32,254.

Total expenses for the quarter ended March 31, 2001 was $3,311,450 compared with $3,654,761 for the quarter ended March 31, 2000. Interest expense decreased by $212,417 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $2,277,000, $191,000 and $452,000 on March 15, 2000,
September 15, 2000 and March 15, 2001, respectively, and general and administrative costs decreased by $132,850 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information: Item 1 Legal Proceedings, totaling approximately $129,700, by a decrease in other legal fees of approximately $11,700 and offset by an increase in rating services expense of approximately $6,200).

Equity in income (loss) of Trading Cove Associates for the three months ended March 31, 2001 was $(729,237) compared with $551,698 for the three months ended March 31, 2000 as a result of the increase in the loss from Trading Cove Associates of approximately $1,281,000 due to the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement.

As a result of the foregoing factors the Company experienced a net loss of $1,299,211 for the quarter ended March 31, 2001 compared with a net loss of $1,690,926 for the quarter ended March 31, 2000.


Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Sun International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. During September 1997 and on October 12, 1998 and 1999, the Company purchased from Sun International $2.5 million Authority subordinated notes plus accrued and unpaid interest and completion guarantee fee amounts (total cost approximately $2.8 million for each transaction).

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

During 2000, on January 11, 2001 and on April 12, 2001, the Company distributed a total of $3,059,393, $339,356 and $30,104, respectively, to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

For the quarters ended March 31, 2001 and 2000, net cash used in operating activities (as shown in the Condensed Statements of Cash Flows) was $1,803,404 and $4,624,455, respectively.

Current assets decreased from $34,708,598 at December 31, 2000 to $30,654,410 at March 31, 2001. The decrease was caused primarily by approximately $1,803,000 of cash used in operations, the redemption on March 15, 2001 of $125 Million Senior Notes in the principal amount of $452,000, the scheduled semi-annual payment of interest on March 15, 2001 on the $125 Million Senior Notes in the amount of approximately $5,685,000 and offset by the payment of fees and distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,481,637, at December 31, 2000 to $601,165 at March 31, 2001. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,845,000 (the scheduled semi-annual payment of interest in the amount of approximately $5,685,000 was made on March 15, 2001) and by the decrease in accrued expenses of approximately $35,900 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation).

For the three months ended March 31, 2001 and 2000,  net cash  provided by (used
in) investing activities (as shown in the Condensed Statements of Cash Flows was $477,861 and $(14,149,288), respectively. The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $478,000, distributions from TCA of $200,000 and offset by contributions to TCA of $200,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash used in investing activities in 2000 was primarily the result of contributions to TCA of $300,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun), the sales and (purchases) of restricted investments - net of approximately $(14,672,000) (principally due to the funding of the Interest Reserve Account in the amount of approximately $15 million on January 4, 2000), and offset by distributions from TCA of approximately $823,000.

The Company anticipates that up to $3,100,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of March 31, 2001, $2,400,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the quarters ended March 31, 2001 and 2000 net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $791,356 and $39,506,334, respectively. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $452,000 and distributions to the Company's sole member of approximately $339,000. The net cash used in financing activities in 2000 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amount of $2,277,000 and by distributions to Company's sole member of approximately $37,229,000.


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

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional contributions to TCA that may be required by TCA to fund certain of TCA's development expenses in connection with the Project. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2001 and December 31, 2000. The fair market value of the Company's long-term debt at March 31, 2001 and December 31, 2000 is estimated to be approximately $114,469,000 and $118,494,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2001 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 4.55% and matures September 12, 2001 and an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 4.671% and matures June 8, 2001 and at December 31, 2000 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matured March 8, 2001. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

The Company does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that the Company will not use them as a means to manage interest rate risk in the future.

The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.


Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings:

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

       None

Item 5 -- Other Information:

       None


Item 6 -- Exhibits and Reports on Form 8-K:

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Formation, as amended, of Waterford
                                 Gaming, LLC (i)
                 3.2          Certificate of Incorporation of Waterford Gaming
                                Finance Corp. (i)
                 3.3          Bylaws of Waterford Gaming Finance
                              Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (vi)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (vi)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (vi)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (vi)
                 10.1         Omnibus Financing Agreement, dated as of September
                              21, 1995, between Trading Cove Associates and Sun
                              International Hotels Limited. (i)
                 10.2         First Amendment to the Omnibus Financing
                              Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels
                              Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1       Amended and Restated Omnibus Financing Agreement
                              dated September 10, 1997 (ii)
                 10.2.2       Omnibus Termination Agreement, dated as of March
                              18, 1999, among Sun International Hotels Limited,
                              Trading Cove Associates, Waterford Gaming,
                              L.L.C., Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.2.3       Amended and Restated Omnibus Termination
                              Agreement, dated as of January 1, 2000 and effective as of March 18, 1999, among Sun
                              International  Hotels Limited, Trading  Cove
                              Associates, Waterford Gaming, L.L.C., Sun
                              International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vii)
                 10.3         Amended and Restated Partnership Agreement of
                              Trading Cove Associates, dated as of September 21,
                              1994, among Sun Cove Limited, RJH Development
                              Corp., Leisure Resort Technology, Inc., Slavik
                              Suites , Inc., and LMW Investments, Inc. (i)
                 10.4         First Amendment to Amended and Restated
                              Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove
                              Limited, Slavik Suites, Inc., RJH Development
                              Corp., LMW Investments, Inc. and Waterford Gaming,
                              L.L.C. (i)
                 10.5         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (vi)
                 10.5.1       Agreement with Respect to Redemption or Repurchase
                              of Subordinated Notes, dated September 10,
                              1997 (ii)


                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove
                                 Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated
                            September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and
                             Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)
                 10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan Tribal Gaming Authority and First Union National Bank, as Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended
                              March 31, 2001, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") dated May 11, 2001, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.


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

(vii)    Filed herewith.


(b)  Reports on Form 8-K
     -------------------

       None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2001               By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: May 14, 2001               By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer


