Form 10-Q
period 2001-06-30
WATERFORD GAMING LLC
filed 2001-08-13
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 6/30/2001

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



                                                                       Page
                                                                       Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2001 (unaudited) and December 31, 2000                          3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and six months ended June 30, 2001 (unaudited)
and June 30, 2000 (unaudited)                                            4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the six months ended June 30, 2001 (unaudited)
and June 30, 2000 (unaudited)                                            5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six months ended June 30, 2001 (unaudited) and
June 30, 2000 (unaudited)                                                6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   16

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             17
Item 2 -- Changes in Securities                                         17
Item 3 -- Defaults upon Senior Securities                               17
Item 4 -- Submission of Matters to a Vote of Security Holders           17
Item 5 -- Other Information                                             17
Item 6 -- Exhibits and Reports on Form 8-K                              18

Signatures- Waterford Gaming, L.L.C.                                    21




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of the June 30, 2001, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed statements of changes in member's deficiency and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

August 10, 2001


                                        1


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of June 30, 2001 and 2000, and for the three-month and six-month periods ended June 30, 2001 and 2000 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                  June 30,2001 (Unaudited) and December 31,2000
                -------------------------------------------------




                                                  June 30,          December 31,
                                                    2001                2000
                                                -----------         ------------


      ASSETS


Current assets
  Cash and cash equivalents                   $  2,762,553         $  4,024,021
  Restricted investments                        26,713,502           26,888,081
  Due from Trading Cove Associates               8,049,158            3,770,000
  Other assets                                      47,614               26,496
                                              -------------        -------------
        Total current assets                    37,572,827           34,708,598
                                              -------------        -------------
Trading Cove Associates-equity investment        6,174,236            7,944,454
Beneficial interest-Leisure Resort
  Technology, Inc.                               5,108,577            5,296,019
Deferred financing costs, net of accumulated
  amortization of $841,542 and $658,110 at
  June 30, 2001 and December 31, 2000,
  respectively                                   3,193,634            3,377,066
Fixed assets, net of accumulated depreciation
  of $26,052 and $20,662 at June 30, 2001
  and December 31, 2000, respectively               27,866               33,256
                                              -------------        -------------
        Total assets                          $ 52,077,140         $ 51,359,393
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    189,937         $    133,614
  Accrued interest on senior notes payable       3,335,380            3,348,023
                                              -------------        -------------
        Total current liabilities                3,525,317            3,481,637
                                              -------------        -------------
9-1/2% senior notes payable                    119,239,000          119,691,000
                                              -------------        -------------
        Total liabilities                      122,764,317          123,172,637
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (70,687,177)         (71,813,244)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 52,077,140         $ 51,359,393
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

        For the Three Months and Six Months Ended June 30, 2001 and 2000

                                   (Unaudited)
                                -----------------

                                             For the three         For the three         For the six           For the six
                                             months ended          months ended          months ended          months ended
                                             June 30, 2001         June 30, 2000         June 30, 2001         June 30, 2000
                                             -------------         -------------         -------------         -------------

Revenue
   Organizational and administrative
      fee income - Trading Cove Associates   $  8,049,158          $  5,713,100          $ 10,319,158           $ 5,713,100
   Interest and divided income                    330,972               421,767               802,448               925,497
   Subordinated notes fee income -
      Trading Cove Associates                      ---                   ---                    ---                 692,782
   Completion guarantee notes fee income -
      Trading Cove Associates                      ---                   ---                    ---                 215,625
                                             -------------         -------------         -------------          ------------
         Total revenue                          8,380,130             6,134,867            11,121,606             7,547,004
                                             -------------         -------------         -------------          ------------

Expenses
   Interest expense                             2,831,926             2,847,198             5,707,813             5,935,502
   Salaries-related parties                       171,957               163,282               336,269               324,729
   General and administrative                     145,678               146,649               229,315               363,136
   12-3/4% senior notes tender expense             ---                  (90,000)               ---                  (90,000)
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.              94,239                94,239               187,442               187,442
   Amortization on deferred financing costs        91,716                87,928               183,432               180,553
   Depreciation                                     2,695                 2,695                 5,390                 5,390
                                              ------------          ------------         -------------          ------------
        Total expenses                          3,338,211             3,251,991             6,649,661             6,906,752
                                              ------------          ------------         -------------          ------------
                                                5,041,919             2,882,876             4,471,945               640,252
   Equity in income (loss) of
      Trading Cove Associates                  (1,040,981)             (454,065)           (1,770,218)               97,633
                                              ------------          ------------          ------------          ------------
       Net income                             $ 4,000,938           $ 2,428,811           $ 2,701,727           $   737,885
                                              ============          ============          ============          ============



The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

                 For the Six Months Ended June 30, 2001 and 2000

                                   (Unaudited)
                                 ---------------


                    For the Six Months Ended June 30, 2001

                                   Waterford Group, L.L.C.            Total
                                   -----------------------          ----------

Balance, January 1, 2001                    $(71,813,244)         $(71,813,244)

Contributions                                      ---                   ---

Distributions                                 (1,575,660)           (1,575,660)

Net income                                     2,701,727             2,701,727
                                            -------------         -------------
Balance, June 30,2001                       $(70,687,177)         $(70,687,177)
                                            =============         =============


                    For the Six Months Ended June 30, 2000

                                   Waterford Group, L.L.C.            Total
                                   -----------------------          ----------

Balance, January 1, 2000                    $(34,470,438)         $(34,470,438)

Contributions                                      ---                   ---

Distributions                                (37,692,603)          (37,692,603)

Net income                                       737,885               737,885
                                            -------------         -------------
Balance, June 30, 2000                      $(71,425,156)         $(71,425,156)
                                            =============         =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

                 For the Six Months ended June 30, 2001 and 2000

                                   (Unaudited)

                          -----------------------------


                                                        2001             2000
                                                     -----------     -----------


Cash flows from operating activities
  Net income                                         $ 2,701,727   $    737,885
                                                     ------------  -------------

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Amortization                                       370,874        367,995
      Depreciation                                         5,390          5,390
      Equity in (income) loss of Trading Cove
        Associates                                     1,770,218        (97,633)
      Changes in operating assets and liabilities
        Increase in due from Trading Cove Associates  (4,279,158)    (5,220,193)
        (Increase) decrease in other assets              (21,118)        50,388
        Increase in accrued expenses and
          accounts payable                                56,323         22,026
        Decrease in accrued interest on senior
          notes payable                                  (12,643)       (63,693)
                                                     ------------  -------------
            Total adjustments                         (2,110,114)    (4,935,720)
                                                     ------------  -------------

              Net cash provided by (used in)
                operating activities                     591,613     (4,197,835)
                                                     ------------  -------------

Cash flows from investing activities
  Contributions to Trading Cove Associates              (400,000)      (600,000)
  Distributions from Trading Cove Associates             400,000      1,023,112
  Sales and (purchases) of restricted
    investments - net                                    174,579    (15,067,017)
                                                     ------------  -------------

              Net cash provided by (used in)
                investing activities                     174,579    (14,643,905)
                                                     ------------  -------------

Cash flows from financing activities
  Distributions to member                             (1,575,660)   (37,692,603)
  Redemption of  9-1/2% senior notes                    (452,000)    (2,277,000)
                                                     ------------  -------------
              Net cash used in
                financing activities                  (2,027,660)   (39,969,603)
                                                     ------------  -------------
Net decrease in cash and cash equivalents             (1,261,468)   (58,811,343)

Cash and cash equivalents at beginning of period       4,024,021     60,337,617
                                                     ------------  -------------
Cash and cash equivalents at end of period           $ 2,762,553   $  1,526,274
                                                     ============  =============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $5,720,456     $5,999,194
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


                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2000 audited financial statements and should be read in conjunction with the Company's 2000 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 30, 2001. The condensed balance sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and the statements of member's deficiency and of cash flows for the six-month periods ended June 30, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


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

2.      Trading Cove Associates - Equity Investment:

As of June 30, 2001 and 2000, the following summary information relates to TCA. Total revenues and net income (loss) are for the six months ended June 30, 2001 and 2000:

                                                2001              2000
                                            ------------     ------------

Total assets                               $ 21,719,315      $ 22,508,893
Total liabilities                           (19,240,074)      (15,826,003)
                                           -------------     -------------
Partners' capital                          $  2,479,241      $  6,682,890
                                           =============     =============

Total revenue                              $ 22,049,158      $ 23,929,138
                                           =============     =============

Net income (loss)                          $ (3,100,408)     $    635,293
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                $ 7,944,454      $ 9,041,568
  Contributions                                 400,000          600,000
  Distributions                                (400,000)      (1,023,112)
                                            ------------     ------------
                                              7,944,454        8,618,456
                                            ------------     ------------
Income (loss) from Trading Cove
   Associates                                (1,550,204)         317,647
Amortization of interests
   purchased                                   (220,014)        (220,014)
                                            ------------     ------------
Equity in income (loss) of
   Trading Cove Associates                   (1,770,218)          97,633
                                            ------------     ------------
Trading Cove Associates -
  equity investment, end of period          $ 6,174,236      $ 8,716,089
                                            ============     ============


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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at June 30, 2001 and 2000 amounts to $1,948,634 and $1,570,644, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at June 30, 2001 and December 31,
2000  is  estimated  to  be   approximately   $116,854,000   and   $118,494,000,
respectively, based on the quoted market price for the same issue.


5.      Certain Relationships and Related Transactions

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known from available cash flow, if any. SIML has further subcontracted (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction") who has subcontracted with The Slavik Company. The Local Construction Services Agreement was also assigned to Sun Cove. The fee payable by Sun Cove to Construction as and when Sun Cove receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has agreed to pay The Slavik Company 14.30% of the amount that Construction receives from Sun Cove that relates to its share of the Development Services Fee Phase II. On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000, $1,238,000 and $6,474,000, respectively, as partial payment Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534 and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six months ended June 30, 2001 and 2000 the Company paid and incurred $336,269 and $324,729, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the six months ended June 30, 2001 and 2000 approximately $464,000 and $477,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol.

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

For the quarter and six months ended June 30, 2001, total Relinquishment Fees earned were $16,036,421 and $21,127,043, respectively. For the quarter and six months ended June 30, 2000, total Relinquishment Fees earned were $15,025,554 and $19,973,012, respectively. Relinquishment Fees are based upon Revenues reported to TCA by the Authority. TCA has notified the Authority that TCA does not agree with the Authority's accounting of certain promotional transactions, that in TCA's opinion has resulted in a reduction in Revenues on which the Relinquishment Fees are calculated. TCA has requested from the Authority the Year - End Statements, as defined in the Relinquishment Agreement, for the Authority's fiscal year ended September 30, 2000 and TCA intends to conduct an audit of The Authority's books and records related to the calculation of Revenues.


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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                   $1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
                                              ----------
                                              $9,282,000
                                              ==========

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

Distribution on the Company's Partnership Interest in TCA
---------------------------------------------------------

TCA's major sources of revenues for 2001 are Relinquishment Fees and Development Fee which are both payable by the Authority.

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

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2001 and 2000, $876,389
          ($438,194 to Sun Cove and $438,195 to affiliates of the Company) and $901,461 ($450,731 to Sun Cove and $450,730 to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to June 30, 2001 these capital contributions aggregated $3,200,000. From January 1, 2000 to June 30, 2001 $2,800,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of June 30, 2001 $400,000 in capital contributions remained outstanding. On July 26, 2001 TCA made a cash distribution of $200,000 to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the six months ended June 30, 2000 $2,977,932 ($2,069,525 to Sun International and $908,407 to the Company) had been paid by TCA in terms of the third priority. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. For the six months ended June 30, 2001 and 2000, $0 and $4,333,000 ($3,430,436 to Sun Cove, $773,497 to Construction
          and $129,067 to The Slavik Company), respectively, had been paid and incurred by TCA in terms of the fourth priority. No payments are required or due at June 30, 2001. The contingent obligation at June 30, 2001 is approximately $3,275,000.


     (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the six months ended June 30, 2001 and 2000, $2,500,000 had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the six months ended June 30, 2001 and 2000, $20,638,316 ($10,319,158 to SIML and
          $10,319,158  to the Company) and  $11,426,200  ($5,713,100 to SIML and
          $5,713,100 to the Company), respectively, had been paid and incurred by TCA in terms of the sixth priority. The contingent obligation at June 30, 2001 was approximately $2,983,000.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. The contingent obligation at June 30, 2001 was approximately $31,065,000.

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

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended June 30, 2001 and 2000
-----------------------------------------------------------------------------

Total revenue for the three months ended June 30, 2001 was $8,380,130 compared with $6,134,867 for the three months ended June 30, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in a greater Relinquishment Fees payment to TCA, by an increase in the Development Fee payment to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $2,336,058. In addition interest and dividend income decreased by $90,795.

Total expenses for the quarter ended June 30, 2001 was $3,338,211 compared with $3,251,991 for the quarter ended June 30, 2000. Interest expense decreased by $15,272 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $191,000 and $452,000 on September 15, 2000 and March 15, 2001, respectively, and salaries - related parties increased by $8,675 due to the increase in Revenues of the Mohegan Sun. In addition at December 31, 1999 12-3/4% senior notes tender expense was over accrued by $90,000.

Equity in income (loss) of Trading Cove Associates for the three months ended June 30, 2001 was $(1,040,981) compared with $(454,065) for the three months ended June 30, 2000 as a result of the increase in the loss from Trading Cove Associates of $586,916 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $4,000,938 for the quarter ended June 30, 2001 compared with net income of $2,428,811 for the quarter ended June 30, 2000.


Comparison of Operating Results for the Six Months ended June 30, 2001 and 2000
-------------------------------------------------------------------------------

Total revenue for the six months ended June 30, 2001 was $11,121,606 compared with $7,547,004 for the six months ended June 30, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA, by an increase in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $4,606,058, subordinated notes fee income - Trading Cove Associates and completion guarantee notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $692,782 and $215,625, respectively. In addition interest and dividend income decreased by $123,049.

Total expenses for the six months ended June 30, 2001 was $6,649,661 compared with $6,906,752 for the six months ended June 30, 2000. Interest expense decreased by $227,689 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $2,277,000, $191,000 and $452,000 on March 15, 2000, September 15, 2000 and March 15, 2001, respectively, salaries - related parties increased by $11,540 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $133,821 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information: Item I Legal Proceedings, totaling approximately $139,400, by a decrease in other legal fees of approximately $4,700 and offset by an increase in rating services expense of approximately $10,800). In addition at December 31, 1999 12-3/4% senior notes tender expense was over accrued by $90,000.

Equity in income (loss) of Trading Cove Associates for the six months ended June 30, 2001 was $(1,770,218) compared with $97,633 for the six months ended June 30, 2000 as a result of the loss from Trading Cove Associates of $1,550,204 for the six months ended June 30, 2001 compared with a profit from Trading Cove Associates of $317,647 for the six months ended June 30, 2000 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $2,701,727 for the six months ended June 30, 2001 compared with net income of $737,885 for the six months ended June 30, 2000.

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

During 2000, on January 11, 2001, on April 12, 2001 and on June 11, 2001, the Company distributed a total of $3,059,393, $339,356, $30,104 and $1,206,200, respectively, to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

For the six months ended June 30, 2001 and 2000, net cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $591,613 and $(4,197,835), respectively.

Current assets increased from $34,708,598 at December 31, 2000 to $37,572,827 at June 30, 2001. The increase was caused primarily by approximately $592,000 of cash provided by operations, by the payment of fees and distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement and offset by the redemption on March 15, 2001 of $125 Million Senior Notes in the principal amount of $452,000 and by the scheduled semi-annual payment of interest on March 15, 2001 on the $125 Million Senior Notes in the amount of approximately $5,685,000.

Current liabilities increased from $3,481,637, at December 31, 2000 to $3,525,317 at June 30, 2001. The increase was primarily attributable to an increase in accrued expenses of approximately $56,300 (primarily attributable to an increase in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information:
Item I Legal Proceedings of approximately $53,600 and offset by a decrease in accrued interest on senior notes payable of approximately $12,600).

For the six months ended June 30, 2001 and 2000, net cash provided by (used in) investing activities (as shown in the Condensed Statements of Cash Flows was $174,579 and $(14,643,905), respectively. The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $175,000, distributions from TCA of $400,000 and offset by contributions to TCA of $400,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash used in investing activities in 2000 was primarily the result of contributions to TCA of $600,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun), the sales and (purchases) of restricted investments - net of approximately $(15,067,000) (principally due to the funding of the Interest Reserve Account in the amount of approximately $15 million on January 4, 2000), and offset by distributions from TCA of approximately $1,023,000.

The Company anticipates that up to $2,900,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of June 30, 2001, $2,600,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the six months ended June 30, 2001 and 2000 net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $2,027,660 and $39,969,603, respectively. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $452,000 and tax distributions to the Company's sole member of approximately $1,576,000. The net cash used in financing activities in 2000 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amount of $2,277,000 and by distributions to Company's sole member of approximately $37,693,000, as described above.


The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on Septmeber 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance will make a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2001 and December 31, 2000. The fair market value of the Company's long-term debt at June 30, 2001 and December 31, 2000 is estimated to be approximately $116,854,000 and $118,494,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2001 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 4.55% and matures September 12, 2001 and an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.65% and matures March 6, 2002 and at December 31, 2000 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matured March 8, 2001. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol.

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


                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)
                 10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan Tribal Gaming Authority and First Union National Bank, as Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1 Quarterly report, for the period ended June 30, 2001, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") dated August 10, 2001, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q Commission file reference no. 033-80655.


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

(vii) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001, Commission File No. 333-17795 as accepted by the Commission on May 14, 2001.

(b)  Reports on Form 8-K
     -------------------

     Form 8-K filed on July 27, 2001

     Item 5.

     On July 18, 2001, the Mohegan Tribal Gaming Authority (the "Authority") has filed a press release report on Form 8-K for the quarter ended June 30, 2001, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     On July 23, 2001, the Authority has filed an amended annual report on Form 10-K/A for the year ended September 30, 2000 a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: July 18, 2001



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 2001             By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: August 13, 2001             By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer


