Form 10-Q
period 2001-09-03
WATERFORD GAMING LLC
filed 2001-11-07
CIK 1028911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 9/30/2001

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



                                                                       Page
                                                                       Number

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2001 (unaudited) and December 31, 2000                     3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months and nine months ended September 30, 2001
(unaudited) and September 30, 2000 (unaudited)                           4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the nine months ended September 30, 2001
(unaudited) and September 30, 2000 (unaudited)                           5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine months ended September 30, 2001 (unaudited) and
September 30, 2000 (unaudited)                                           6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

ITEM 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10

ITEM 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   16

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             17
Item 2 -- Changes in Securities                                         17
Item 3 -- Defaults upon Senior Securities                               17
Item 4 -- Submission of Matters to a Vote of Security Holders           17
Item 5 -- Other Information                                             17
Item 6 -- Exhibits and Reports on Form 8-K                              18

Signatures- Waterford Gaming, L.L.C.                                    20




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of the September 30, 2001, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related condensed statements of changes in member's deficiency and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

October 26, 2001


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of September 30, 2001 and 2000, and for the three-month and nine-month periods ended September 30, 2001 and 2000 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

              September 30, 2001 (Unaudited) and December 31, 2000
             ------------------------------------------------------




                                               September 30,        December 31,
                                                    2001                2000
                                               -------------        ------------


      ASSETS


Current assets
  Cash and cash equivalents                   $  1,366,652         $  4,024,021
  Restricted investments                        26,007,857           26,888,081
  Due from Trading Cove Associates               2,862,694            3,770,000
  Other assets                                      34,411               26,496
                                              -------------        -------------
        Total current assets                    30,271,614           34,708,598
                                              -------------        -------------
Trading Cove Associates-equity investment        5,570,099            7,944,454
Beneficial interest-Leisure Resort
  Technology, Inc.                               5,013,303            5,296,019
Deferred financing costs, net of accumulated
  amortization of $933,258 and $658,110 at
  September 30, 2001 and December 31, 2000,
  respectively                                   3,101,918            3,377,066
Fixed assets, net of accumulated depreciation
  of $28,747 and $20,662 at September 30, 2001
  and December 31, 2000, respectively               25,171               33,256
                                              -------------        -------------
        Total assets                          $ 43,982,105         $ 51,359,393
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    174,042         $    133,614
  Accrued interest on senior notes payable         487,388            3,348,023
                                              -------------        -------------
        Total current liabilities                  661,430            3,481,637
                                              -------------        -------------
9-1/2% senior notes payable                    115,434,000          119,691,000
                                              -------------        -------------
        Total liabilities                      116,095,430          123,172,637
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (72,113,325)         (71,813,244)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 43,982,105         $ 51,359,393
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

     For the Three Months and Nine Months Ended September 30, 2001 and 2000

                                   (Unaudited)
                                -----------------

                                             For the three         For the three         For the nine           For the nine
                                             months ended          months ended          months ended          months ended
                                           September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                             -------------         -------------         -------------         -------------

Revenue
   Organizational and administrative
      fee income - Trading Cove Associates   $  1,491,719          $  2,166,500          $ 11,810,877          $  7,879,600
   25% of relinquishment payments -
      Trading Cove Associates                   1,370,975                ---                1,370,975                ---
   Interest and divided income                    321,683               490,450             1,124,131             1,415,947
   Subordinated notes fee income -
      Trading Cove Associates                      ---                   ---                   ---                  692,782
   Completion guarantee notes fee income -
      Trading Cove Associates                      ---                   ---                   ---                  215,625
                                             -------------         -------------         -------------         -------------
         Total revenue                          3,184,377             2,656,950            14,305,983            10,203,954
                                             -------------         -------------         -------------         -------------

Expenses
   Interest expense                             3,111,623             2,862,885             8,819,436             8,798,387
   Salaries-related parties                       177,804               171,654               514,073               496,383
   General and administrative                     177,276                21,533               406,591               384,669
   12-3/4% senior notes tender expense             ---                   ---                   ---                  (90,000)
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.              95,274                95,274               282,716               282,716
   Amortization on deferred financing costs        91,716                91,716               275,148               272,269
   Depreciation                                     2,695                 2,695                 8,085                 8,085
                                             -------------         -------------         -------------         -------------
        Total expenses                          3,656,388             3,245,757            10,306,049            10,152,509
                                             -------------         -------------         -------------         -------------
                                                 (472,011)             (588,807)            3,999,934                51,445
   Equity in loss of
      Trading Cove Associates                    (954,137)             (443,588)           (2,724,355)             (345,955)
                                             -------------         -------------         -------------         -------------
       Net income (loss)                     $ (1,426,148)         $ (1,032,395)         $  1,275,579          $   (294,510)
                                             =============         =============         =============         =============



The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

              For the Nine Months Ended September 30, 2001 and 2000

                                   (Unaudited)
                                 ---------------


                  For the Nine Months Ended September 30, 2001

                                   Waterford Group, L.L.C.            Total
                                   -----------------------          ----------

Balance, January 1, 2001                    $(71,813,244)         $(71,813,244)

Contributions                                      ---                   ---

Distributions                                 (1,575,660)           (1,575,660)

Net income                                     1,275,579             1,275,579
                                            -------------         -------------
Balance, September 30,2001                  $(72,113,325)         $(72,113,325)
                                            =============         =============


                  For the Nine Months Ended September 30, 2000

                                   Waterford Group, L.L.C.            Total
                                   -----------------------          ----------

Balance, January 1, 2000                    $(34,470,438)         $(34,470,438)

Contributions                                      ---                   ---

Distributions                                (37,692,603)          (37,692,603)

Net loss                                        (294,510)             (294,510)
                                            -------------         -------------
Balance, September 30, 2000                 $(72,457,551)         $(72,457,551)
                                            =============         =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the Nine Months ended September 30, 2001 and 2000

                                   (Unaudited)

                          -----------------------------


                                                        2001             2000
                                                     -----------     -----------


Cash flows from operating activities
  Net income (loss)                                  $ 1,275,579   $   (294,510)
                                                     ------------  -------------

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
      Amortization                                       557,864        554,985
      Depreciation                                         8,085          8,085
      Equity in loss of Trading Cove Associates        2,724,355        345,955
      Changes in operating assets and liabilities
        Decrease (increase) in due from Trading
          Cove Associates                                907,306     (1,673,593)
        (Increase) decrease in other assets               (7,915)        53,005
        Increase (decrease) in accrued expenses
          and accounts payable                            40,428        (51,933)
        Decrease in accrued interest on senior
          notes payable                               (2,860,635)    (2,911,697)
                                                     ------------  -------------
            Total adjustments                          1,369,488     (3,675,193)
                                                     ------------  -------------

              Net cash provided by (used in)
                operating activities                   2,645,067     (3,969,703)
                                                     ------------  -------------

Cash flows from investing activities
  Contributions to Trading Cove Associates              (950,000)    (1,000,000)
  Distributions from Trading Cove Associates             600,000      1,323,112
  Sales and (purchases) of restricted
    investments - net                                    880,224    (14,651,617)
                                                     ------------  -------------

              Net cash provided by (used in)
                investing activities                     530,224    (14,328,505)
                                                     ------------  -------------

Cash flows from financing activities
  Distributions to member                             (1,575,660)   (37,692,603)
  Redemption of  9-1/2% senior notes                  (4,257,000)    (2,468,000)
                                                     ------------  -------------
              Net cash used in
                financing activities                  (5,832,660)   (40,160,603)
                                                     ------------  -------------
Net decrease in cash and cash equivalents             (2,657,369)   (58,458,811)

Cash and cash equivalents at beginning of period       4,024,021     60,337,617
                                                     ------------  -------------
Cash and cash equivalents at end of period           $ 1,366,652   $  1,878,806
                                                     ============  =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $11,680,071    $11,710,084
                                                     ===========    ===========

Supplemental disclosure of non-cash financing activities:
  Deferred financing costs overaccrued through
    accrued expenses and accounts payable                $---          $(40,000)
                                                        ========       =========

The accompanying notes are an integral part of these condensed financial statements.


                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2000 audited financial statements and should be read in conjunction with the Company's 2000 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 30, 2001. The condensed balance sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2001, the results of operations for the three-month and nine-month periods ended September 30, 2001 and the statements of member's deficiency and of cash flows for the nine-month periods ended September 30, 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


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

2.      Trading Cove Associates - Equity Investment:

As of September 30, 2001 and 2000, the following summary information relates to TCA. Total revenues and net income (loss) are for the nine months ended September 30, 2001 and 2000:

                                                2001              2000
                                            ------------     ------------

Total assets                               $ 11,122,294      $ 12,405,017
Total liabilities                           (10,331,312)       (6,189,287)
                                           -------------     -------------
Partners' capital                          $    790,982      $  6,215,730
                                           =============     =============

Total revenue                              $ 29,057,965      $ 30,096,887
                                           =============     =============

Net loss                                   $ (4,788,667)     $    (31,867)
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                $ 7,944,454      $ 9,041,568
  Contributions                                 950,000        1,000,000
  Distributions                                (600,000)      (1,323,112)
                                            ------------     ------------
                                              8,294,454        8,718,456
                                            ------------     ------------
Loss from Trading Cove
   Associates                                (2,394,334)         (15,934)
Amortization of interests
   purchased                                   (330,021)        (330,021)
                                            ------------     ------------
Equity in income (loss) of
   Trading Cove Associates                   (2,724,355)        (345,955)
                                            ------------     ------------
Trading Cove Associates -
  equity investment, end of period          $ 5,570,099      $ 8,372,501
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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at September 30, 2001 and 2000 amounts to $2,043,908 and $1,665,918, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at September 30, 2001 and December 31, 2000 is estimated to be approximately $110,817,000 and $118,494,000, respectively, based on the quoted market price for the same issue.


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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine months ended September 30, 2001 and 2000 the Company paid and incurred $514,073 and $496,383, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the nine months ended September 30, 2001 and 2000 approximately $677,000 and $731,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

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

Discovery has commenced. In a scheduling order dated August 9, 2001, the Court directed the parties to report to the Court no later than March 29, 2002 regarding the feasibility of settlement, the estimated length of jury selection and the estimated length of trial. A trial date has not been set.

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

For the quarter and nine months ended September 30, 2001, total Relinquishment Fees earned were $5,833,465 and $26,960,508, respectively. For the quarter and nine months ended September 30, 2000, total Relinquishment Fees earned were $5,457,627 and $25,430,639, respectively. Relinquishment Fees are based upon Revenues reported to TCA by the Authority. TCA and the Authority have agreed on the accounting for Revenues related to certain promotional allowances in accordance with the Relinquishment Agreement. As a result, TCA received payment of approximately $136,500 as additional Relinquishment Fees.


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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
                                             -----------
                                             $11,256,000
                                             ===========

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

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine months ended September 30, 2001 and 2000,
          $1,282,000 ($641,000 to Sun Cove and $641,000 to affiliates of the Company) and $1,380,750 ($690,375 to Sun Cove and $690,375 to
          affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making monthly capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to September 30, 2001 these capital contributions aggregated $3,600,000. From January 1, 2000 to September 30, 2001 $3,200,000 has
          been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of September 30, 2001 $400,000 in capital contributions remained outstanding. On October 1, 2001 a cash contribution of $350,000 was made by each partner to TCA and on October 26, 2001 TCA made a cash distribution of $200,000 to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the nine months ended September 30, 2000 $2,977,932 ($2,069,525 to Sun International and $908,407 to the Company) had been paid by TCA in terms of the third priority. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. For the nine months ended September 30, 2001 and 2000, $0 and $4,333,000 ($3,430,436 to Sun Cove, $773,497 to
          Construction and $129,067 to The Slavik Company), respectively, had been paid and incurred by TCA in terms of the fourth priority. No payments are required or due at September 30, 2001. The contingent obligation at September 30, 2001 was approximately $6,163,000.


     (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the nine months ended September 30, 2001 and 2000, $3,750,000 had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the nine months ended September 30, 2001 and 2000, $23,621,754 ($11,810,877 to SIML
          and  $11,810,877 to the Company) and  $15,759,200  ($7,879,600 to SIML
          and $7,879,600 to the Company), respectively, had been paid and incurred by TCA in terms of the sixth priority. The final required payments were incurred during the quarter ended September 30, 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. For the nine months ended September 30, 2001 and 2000, $2,741,951 ($1,370,976 to Sun Cove and
          $1,370,975 to the Company) and $0, respectively, had been incurred by TCA in terms of the seventh priority. The contingent obligation at September 30, 2001 was approximately $31,240,000.

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

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended September 30, 2001
-------------------------------------------------------------------------
   and 2000
   --------

Total revenue for the three months ended September 30, 2001 was $3,184,377 compared with $2,656,950 for the three months ended September 30, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in a greater Relinquishment Fees payment to TCA, by an increase in the Development Fee payment to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $1,370,975 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $674,781. In addition interest and dividend income decreased by $168,767.

Total expenses for the quarter ended September 30, 2001 was $3,656,388 compared with $3,245,757 for the quarter ended September 30, 2000. Interest expense increased by $248,738 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 on September 15, 2001, salaries - related parties increased by $6,150 due to the increase in Revenues of the Mohegan Sun and general and administrative costs increased by $155,743 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other
Information: Item I Legal Proceedings, totaling approximately $145,800, by an increase in rating services expense of approximately $4,400 and by an increase in other legal fees of approximately $6,100).

Equity in loss of Trading Cove Associates for the three months ended September 30, 2001 was $(954,137) compared with $(443,588) for the three months ended September 30, 2000 as a result of the increase in the loss from Trading Cove Associates of $510,549 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced a net loss of $1,426,148 for the quarter ended September 30, 2001 compared with a net loss of $1,032,395 for the quarter ended September 30, 2000.


Comparison of Operating Results for the Nine Months ended September 30, 2001
----------------------------------------------------------------------------
   and 2000
   --------

Total revenue for the nine months ended September 30, 2001 was $14,305,983 compared with $10,203,954 for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA, by an increase in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $3,931,277, 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $1,370,975, subordinated notes fee income - Trading Cove Associates and completion guarantee notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $692,782 and $215,625, respectively. In addition interest and dividend income decreased by $291,816.

Total expenses for the nine months ended September 30, 2001 was $10,306,049 compared with $10,152,509 for the nine months ended September 30, 2000. Interest expense increased by $21,049 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 on September 15, 2001, salaries - related parties increased by $17,690 due to the increase in Revenues of the Mohegan Sun and general and administrative costs increased by $21,922 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other
Information: Item I Legal Proceedings, totaling approximately $6,400 and by an increase in rating services expense of approximately $15,200). In addition at December 31, 1999 12-3/4% senior notes tender expense was over accrued by $90,000.

Equity in loss of Trading Cove Associates for the nine months ended September 30, 2001 was $(2,724,355) compared with $(345,955) for the nine months ended September 30, 2000 as a result of the increase in the loss from Trading Cove Associates of $2,378,400 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $1,275,579 for the nine months ended September 30, 2001 compared with a net loss of $(294,510) for the nine months ended September 30, 2000.

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

For the nine months ended September 30, 2001 and 2000, net cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $2,645,067 and $(3,969,703), respectively.

Current assets decreased from $34,708,598 at December 31, 2000 to $30,271,614 at September 30, 2001. The decrease was caused primarily by the redemption on March 15, 2001 and September 15, 2001 of $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000, respectively, by the scheduled semi-annual payment of interest on March 15, 2001 and September 15, 2001 on the $125 Million Senior Notes in the amounts of approximately $5,685,000 and $5,664,000, respectively, and offset by approximately $2,645,000 of cash provided by operations and by the payment of fees and distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,481,637, at December 31, 2000 to $661,430 at September 30, 2001. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,861,000 and offset by an increase in accrued expenses and accounts payable of approximately $40,400 (primarily attributable to an increase in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item I Legal Proceedings of approximately $23,000, by an increase in the amount due for salaries - related parties of approximately $7,900 and by an increase in the amount due for accounting services of approximately $10,100).

For the nine months ended September 30, 2001 and 2000, net cash provided by (used in) investing activities (as shown in the Condensed Statements of Cash Flows was $530,224 and $(14,328,505), respectively. The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $880,000, distributions from TCA of $600,000 and offset by contributions to TCA of $950,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan
Sun). The net cash used in investing activities in 2000 was primarily the result of contributions to TCA of $1,000,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun), the sales and (purchases) of restricted investments - net of approximately $(14,650,000) (principally due to the funding of the Interest Reserve Account in the amount of approximately $15 million on January 4, 2000), and offset by distributions from TCA of approximately $1,323,000.

The Company anticipates that up to $2,350,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of September 30, 2001, $3,150,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the nine months ended September 30, 2001 and 2000 net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $5,832,660 and $40,160,603, respectively. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $4,257,000 and tax distributions to the Company's sole member of approximately $1,576,000. The net cash used in financing activities in 2000 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amount of $2,468,000 and by distributions to Company's sole member of approximately $37,693,000, as described above.


The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2001 and December 31, 2000. The fair market value of the Company's long-term debt at September 30, 2001 and December 31, 2000 is estimated to be approximately $110,817,000 and $118,494,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2001 are principally comprised of an investment in the Federated Treasury Obligations Fund and an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.65% and matures March 6, 2002 and at December 31, 2000 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matured March 8, 2001. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Discovery has commenced. In a scheduling order dated August 9, 2001, the Court directed the parties to report to the Court no later than March 29, 2002 regarding the feasibility of settlement, the estimated length of jury selection and the estimated length of trial. A trial date has not been set.

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



Date: November 7, 2001             By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: November 7, 2001             By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer


