Form 10-K
period 2001-12-31
WATERFORD GAMING LLC
filed 2002-03-28
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

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

                         WATERFORD GAMING, L.L.C.
                            INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                            8
Item 3.   Legal Proceedings                                     8
Item 4.   Submission of Matters to a Vote of Security Holders   8

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                           9
Item 6.   Selected Financial Data                               9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  10
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                          14
Item 8.   Financial Statements and Supplementary Data          14
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  14

PART III.

Item 10.  Directors and Executive Officers of the Registrant   15
Item 11.  Executive Compensation                               16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           16
Item 13.  Certain Relationships and Related Transactions       17

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                  18


                                  PART I

Certain Forward Looking Statements
----------------------------------

Certain information included in this Form 10-K and other materials filed or to be filed by Waterford Gaming, L.L.C. (the "Company") with the Securities and Exchange Commission (the "Commission") (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, information relating to the Mohegan Sun Casino (the "Mohegan Sun") including plans for future expansion and other business development activities, financing sources, the effects of regulation (including gaming and tax regulation) and competition. Any forward-looking statements included herein do not purport to be predictions of future events or circumstances. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends", or the negative of any thereof or other variations thereon or comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.


ITEM 1. BUSINESS

A.  GENERAL

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

In connection with the Company's and Finance's issuance on March 17, 1999 of $125 Million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik and LMW have contributed their respective interests in the Company concurrently to a Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are as follows:


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

LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The Directors of Slavik are Del J. Lauria, Len Wolman, Mark Wolman and Stephan F. Slavik.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.000% after March 14, 2010). In certain circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The Company has one primary source of revenue and cash flow: payments from TCA.

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

Relinquishment Agreement
------------------------

The payments under the Relinquishment Agreement will be divided into senior relinquishment payments and junior relinquishment payments, each of which will be 2.5% of "Revenues". Revenues are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues (including, without limitation, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility but not the gross receipts of such lessees, licensees and concessionaires). Revenues exclude revenues generated by any future expansion of the Mohegan Sun, after completion of the Project. Senior relinquishment payments will be payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments will be payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000.



A summary of relinquishment payments received is as follows:

                           Senior              Junior             Total
                          -----------         -----------        -----------
April 25, 2001            $ 5,090,622         $   ---            $ 5,090,622
July 25, 2001               5,472,900          10,563,521         16,036,421
September 7, 2001              68,233              68,234            136,467
October 25, 2001            5,765,232             ---              5,765,232
January 25, 2002            6,460,672          12,225,904         18,686,576
                          -----------         -----------        -----------
Relinquishment Fees
 for the year ended
   December 31, 2001      $22,857,659         $22,857,659        $45,715,318
                          ===========         ===========        ===========


April 25, 2000            $ 4,947,458         $   ---            $ 4,947,458
July 26, 2000               5,039,048           9,986,506         15,025,554
October 25, 2000            5,457,627             ---              5,457,627
January 25, 2001            5,057,792          10,515,418         15,573,210
                          -----------         -----------        -----------

Relinquishment Fees
 for the year ended
  December 31, 2000       $20,501,925         $20,501,924        $41,003,849
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

Under the Relinquishment Agreement, the Authority and TCA agreed that it will not solicit any employee of the other party or any affiliate of the other party for five years.

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

Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project. The first phase of the Project, the Casino of the Sky, opened on September 25, 2001.

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
                                             -----------
                                             $12,516,000
                                             ===========

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

Until January 1, 2000 TCA's primary source of revenue was management fees under the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon Net Revenues, as defined in the Management Agreement, of the Mohegan Sun set forth below (in thousands):

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

Amended and Restated Omnibus Termination Agreement
--------------------------------------------------

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2001 and 2000, $1,712,791 ($856,396 to Sun Cove and $856,395 to affiliates of the  Company)and  $1,849,506  ($924,753  to Sun Cove and  $924,753  to
          affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.


     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2001 these capital contributions aggregated $5,100,000. $3,600,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of December 31, 2001, $1,500,000 in capital contributions remained outstanding. On January 28, 2002, a cash distribution of $750,000 was made to each partner and on March 8, 2002 a cash contribution of $200,000 was made by each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the year ended December 31, 2000 $2,977,932 ($2,069,525 to Sun
          International and $908,407 to the Company) had been paid by TCA in terms of the third priority. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the year ended December 31, 2000 $10,807,000 ($8,555,902 to Sun Cove, $1,929,191 to Construction and $321,907 to
          The Slavik Company) had been paid and incurred by TCA in terms of the fourth priority. No payments are required or due at December 31, 2001. The contingent obligation at December 31, 2001 was approximately $8,255,000.

     (e ) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the years ended December 31, 2001 and 2000 $5.0 million had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the years ended December 31, 2001 and 2000, $23,621,754 ($11,810,877 to SIML and
          $11,810,877 to the Company) and  $23,299,200  ($11,649,600 to SIML and
          $11,649,600 to the Company), respectively, had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. For the years ended December 31, 2001 and 2000, $19,457,160 ($9,728,580 to Sun Cove and
          $9,728,580 to the Company) and $0, respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at December 31, 2001 was approximately $23,902,000.

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

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amounts due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

Amended and Restated Omnibus Financing Agreement
------------------------------------------------

Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utlitized by TCA pursuant to the Amended and Restated Omnibus Financing Agreement which was termintated effective January 1, 2000.

The Mohegan Tribal Gaming Authority
-----------------------------------

The Tribe is a federally recognized Indian tribe with an approximately 390-acre reservation located in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "Management Board"), which consists of the nine members of the Tribal Council (the governing body of the Tribe).

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



The Mohegan Sun
---------------

The Authority owns and operates the Mohegan Sun, a full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Mohegan Sun opened in October 1996 at a cost of approximately $303.0 million and is currently undergoing a $960.0 million expansion. The Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.

The Mohegan Sun currently operates in a 1.9 million square foot facility which coveys a historical northeastern Indian theme through architectural features and the use of natural design elements such as timber, stone and water. The original casino ("Casino of the Earth") is comprised of four quadrants, each of which has its own unique entrance and reflects a separate seasonal theme - winter, spring, summer and fall - emphasizing the importance of the seasonal changes to Mohegan Tribal life. On September 25, 2001, the Authority opened the first phase of the Project ("Casino of the Sky"). The Casino of the Sky includes the world's largest planetarium dome, which projects changing displays of constellations, sun cycles and clouds. Wombi Rock, a three-story crystal mountain built inside the Casino of the Sky, is crafted from more than 12,000 individual plates of onyx and alabaster fused to glass. The Casino of the Sky also includes an 85-foot-high waterfall, which pays tribute to the journey of the Tribe from upstate New York.

The Casino of the Earth includes 176,500 square feet of gaming space with 3,655 slot machines, 158 table games, 42 poker tables and a 9,000 square foot simulcasting race book facility. On April 18, 2001, the Hall of the Lost Tribes smoke-free gaming venue opened featuring 637 slot machines, quick-service food and beverage concessions, and a new cocktail bar with video poker. Food and beverage amenities include a 680-seat buffet, three full-service themed fine dining restaurants, a 24-hour coffee shop, a New York style delicatessen, a ten station food court featuring international and domestic cuisine, and multiple service bars for a total of 1,888 restaurant seats. The 350-seat, 10,000 square foot Wolf Den Lounge located in the center of the Casino of the Earth hosts live musical entertainment seven days a week. Three retail shops are located within the Casino of the Earth and provide shopping opportunities ranging from Mohegan Sun souvenirs to clothing to cigars.

The Casino of the Sky includes 119,000 square feet of gaming space with 2,564 slot machines, 82 table games, the Shops at Mohegan Sun, the 10,000-seat Mohegan Sun Arena and a 300-seat cabaret. Wombi Rock serves as a three-level lounge and bar. Food and beverage amenities include Jasper White's Summer Shack, Todd English's Tuscany, Michael Jordan's Steakhouse and 23 Sportcafe, Rain, the Rising Moon Gallery of Eateries and a 350-seat Sunburst Buffet. The Shops at Mohegan Sun located in the Casino of the Sky contain 32 different retail shops, five of which are owned and operated by the Authority. The remaining 27 are tenants of the Authority and include, but are not limited to, Boccelli, Discovery Channel, Godiva, Swarovski and Lux, Bond & Green. For non-gaming entertainment, the Casino of the Sky offers an arcade-style recreation area and a child care facility operated by New Horizon Kids Quest, Inc.

The Authority also operates a 4,000 square foot, 16-pump gasoline service station and convenience center located adjacent to the Mohegan Sun.

The Authority believes ease of access is one of the important factors that differentiate the Mohegan Sun from its local competition. The Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. The Mohegan Sun currently has parking spaces for 8,265 guests and 3,075 employees. The gaming industry in Connecticut experiences seasonal fluctuations, with the heaviest gaming activity at the Mohegan Sun occuring during the period from July through October.




The Mohegan Sun Expansion
 -------------------------

In order to capitalize on the strong demand for gaming opportunities in the northeastern United States and the Mohegan Sun's popularity, the Authority decided in 1998 to expand the casino significantly and to add a hotel, convention facilities, an entertainment arena and additional retail establishments. The first phase of the Project, the Casino of the Sky, opened on September 25, 2001. The remaining components, including the majority of a 1,200 room luxury hotel and approximately 100,000 square feet of convention space, are expected to open in April 2002 and full completion of construction is expected in June 2002.

The following is a summary of some of the attributes of the Mohegan Sun before and after the expansion:


                            Casino                                            Retail         Convention    Guest
                             Space   Slot     Table Poker  Restaurant  Hotel  Space    Event   Space      Parking
                           (sq. ft.) Machines Games Tables  Seats      Rooms (sq.ft.) Seating (sq. ft.)    Spaces
                           --------- -------- ----- ------ ----------  ----- -------  ------- ---------   -------
Resort before expansion
  (prior to September 25,
   2001) (1)..............  176,500   3,655    158   42      1,888       0     5,476   5,015        0      8,265

Resort after expansion
  (estimated) (2).........  295,500   6,219    240   42      2,976     1,200 135,476  10,350   100,000    12,865
__________________________


 (1) These  figures  include  the effect of the  establishment of the 4,665-seat
     Uncas Pavillion (a temporary entertainment structure for special events) and the effect of the opening of the Hall of the Lost Tribes smoke-free gaming venue which added an additional 637 slot machines as if both had occured prior to the expansion. The Uncas Pavillion has been replaced by the 10,000-seat Mohegan Sun Arena and is no longer being used.

 (2) These figures include 2,700 additional parking spaces associated with the construction of the Indian Summer Parking Garage which is projected to be opened in the summer of 2002, an additional 1,700 space parking garage projected to be opened in the spring of 2002 and 200 additional valet parking spaces available in the spring of 2002.



The information concerning Sun International, the Tribe and the Authority has been derived from pubicly filed information.


Item 2.   PROPERTIES

The Company does not have an interest in real property.

Item 3.   LEGAL PROCEEDINGS

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure and Trading Cove Associates, Waterford Gaming, L.L.C., LMW Investments, Inc. and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming, L.L.C. bought out Leisure's beneficial interest in Trading Cove Associates.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2001.



                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

                                    For the Year Ended
                                    ------------------


                                    2001                 2000                 1999                 1998                 1997
                               --------------       --------------       --------------       --------------       --------------


OPERATING RESULTS
  Organizational and
   administrative fee income-
    Trading Cove Associates    $  11,810,877        $  11,649,600        $  14,252,209        $   4,231,768              ---
  25% of relinquishment
    payments-Trading Cove
     Associates                    9,728,580              ---                  ---                  ---                  ---
  Interest and dividend
   income                          1,330,711            1,894,738            6,144,502            4,873,323            4,592,208
Subordinated notes fee
   income-Trading Cove
    Associates                       ---                  692,782            3,731,806            3,229,253            2,732,530
Completion guarantee notes
   fee income-Trading Cove
    Associates                       ---                  215,625              903,438              467,500              ---
Management services income-
   Trading Cove Associates           ---                  ---                1,664,699            3,584,313              ---
                               --------------       --------------       --------------       --------------       --------------
  Total revenue                   22,870,168           14,452,745           26,696,654           16,386,157            7,324,738
                               --------------       --------------       --------------       --------------       --------------

  Total expenses                 (13,579,600)         (13,490,367)         (24,789,253)          (9,576,278)          (9,340,510)

  Equity in income (loss)
   of Trading Cove Associates     (2,715,996)            (574,002)           6,115,300             (482,869)             834,643
                               --------------       --------------       --------------       --------------       --------------
  Net income (loss)            $   6,574,572        $     388,376        $   8,022,701        $   6,327,010        $  (1,181,129)
                               ==============       ==============       ==============       ==============       ==============
OTHER DATA:
  Interest expense             $  11,560,994        $  11,641,049        $  19,045,076        $   7,837,552        $   8,687,704
  Net cash used in
   operating activities              ---                1,556,537              ---                  ---                5,835,475
  Net cash provided by
   operating activities            5,394,941              ---               21,753,116            2,561,515              ---
  Net cash used in
   investing activities              ---               14,557,877              ---                  ---                  ---
  Net cash provided by
   investing activities              148,647              ---               18,920,350            1,020,625            9,043,282
Net cash used in
   financing activities            5,996,660           40,199,182              ---                1,031,555            3,816,560
  Net cash provided by
   financing activities              ---                  ---               16,880,807              ---                  ---

YEAR-END STATUS:
  Total current assets         $  38,127,059        $  34,708,598        $  72,724,437        $   6,459,361        $   9,980,267
  Trading Cove Associates-
   equity investment               5,778,458            7,944,454            9,041,568            8,662,198           10,384,292
  Beneficial interest-Leisure
   Resort Technology, Inc.         4,918,029            5,296,019            5,674,009            4,191,909              ---
  Investment in 15%
   subordinated notes
    receivable                       ---                  ---                  ---               32,059,517           27,742,146
  Investment in completion
   guarantee subordinated
    notes receivable                 ---                  ---                  ---                5,075,000            2,548,162
  Deferred financing costs net
   of accumulated amortization     3,010,202            3,377,066            3,781,051            3,339,780            2,702,744
  Fixed assets net of
   accumulated depreciation           22,476               33,256               44,036              ---                  ---
                               --------------       --------------       --------------       --------------       --------------
  Total assets                 $  51,856,224        $  51,359,393        $  91,265,101        $  59,787,765        $  53,357,611
                               ==============       ==============       ==============       ==============       ==============

  Total current liabilities    $   3,400,556        $   3,481,637        $   3,576,539        $   1,037,887        $   1,081,043
  12-3/4% senior notes
   payable                           ---                  ---                  ---               61,471,000           61,471,000
  9-1/2% senior notes
   payable                       115,434,000          119,691,000          122,159,000              ---                  ---
                               --------------       --------------       --------------       --------------       --------------
  Total liabilities            $ 118,834,556        $ 123,172,637        $ 125,735,539        $  62,508,887        $  62,552,043
                               ==============       ==============       ==============       ==============       ==============


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain Risk Factors
--------------------

Lack of Operations; Dependence on the Mohegan Sun

The Company does not conduct any business operations other than in connection with its role as a managing general partner of TCA and activities incidental to the issuance of the $125 Million Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs primarily from cash flows from TCA and from cash flows (dividend and interest) from restricted and temporary investments.

TCA has two current sources of revenue and cash flows, Relinquishment Fees and Development Fee. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees and Development Fee. The Company is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which TCA and the Company have no control including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, and the actual number of gaming customers and the amount wagered.

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Sun Cove who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget (excluding capitalized interest) of $800 million for the Project. The final budget for the Project is $960 million. Based upon the final budgeted cost of the Project of $960 million, such Development Services Fee Phase II and expenses are expected to be approximately $28.8 million. Such Development Services Fee Phase II is only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. Although the Tribe has passed a resolution that the total costs of the Project cannot exceed $960 million, excluding capitalized interest, the actual costs of the Project may exceed such amount. If the total costs of the Project increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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


Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

For the year ended December 31, 2001, the Company received $13,781,853 from TCA and $8,357,604 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $45,715,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $7,028,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. For the year ended December 31, 2000, the Company received $9,788,007 from TCA and $3,770,000 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $41,004,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $5,488,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.


Results of Operations
---------------------

Comparison of Operating Results for the Years Ended
---------------------------------------------------
December 31, 2001 and 2000
--------------------------

     Total revenue for the twelve months ended December 31, 2001 was $22,870,168 compared with $14,452,745 for the twelve months ended December 31, 2000. This increase was primarily attributable to an increase in revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA, by an increase in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" increased by $161,277, 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" increased by $9,728,580, subordinated notes fee income - Trading Cove Assoicates and completion guarantee notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $692,782 and $215,625, respectively. In addition, interest and dividend income decreased by $564,027.

Total expenses for the twelve months ended December 31, 2001 was $13,579,600 compared with $13,490,367 for the twelve months ended December 31, 2000.
Interest expense decreased by $80,055 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, salaries - related parties increased by $47,116 due to the increase in Revenues of the Mohegan Sun and general and administrative costs increased by $29,293 (primarily attributable to an increase in bank sweep fees of approximately $15,800 and by an increase in rating services expense of approximately $19,600 and offset by a decrease in insurance expense of approximately $2,500 and by a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part I: Item 3 Legal Proceedings, totaling approximately $3,000). In addition at December 31, 1999 12-3/4% senior notes tender expense was over accrued by $90,000.

Equity in loss of Trading Cove Associates for the year ended December 31, 2001 was $2,715,996 compared with $574,002 for the year ended December 31, 2000 as a result of the increase in the loss from Trading Cove Associates of approximately $2,142,000 due to payments pursant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $6,574,572 for the twelve months ended December 31, 2001 compared with net income of $388,376 for the twelve months ended December 31, 2000.


Comparison of Operating Results for the Years Ended
---------------------------------------------------
December 31, 2000 and 1999
--------------------------

Total revenue for the twelve months ended December 31, 2000 was $14,452,745 compared with $26,696,654 for the twelve months ended December 31, 1999. This decrease was primarily attributable to the termination of the Management Agreement and the commencement of the Relinquishment Agreement and payment under the Development Agreement, and by the termination of the Amended and Restated Omnibus Financing Agreement and the commencement of the Amended and Restated Omnibus Termination Agreement on January 1, 2000. Subordinated notes fee income
- Trading Cove Associates decreased by $3,039,024, completion guarantee notes fee income - Trading Cove Associates decreased by $687,813, management services income - Trading Cove Associates decreased by $1,664,699 and organizational and administrative fee income - Trading Cove Associates decreased by $2,602,609 as a result of the termination of the Management Agreement and the commencement of the Relinquishment Agreement and payment under the Development Agreement, and by the termination of the Amended and Restated Omnibus Financing Agreement and the commencement of the Amended and Restated Omnibus Termination Agreement on January 1, 2000 as detailed above under "Trading Cove Associates - Material Agreements". In addition, interest and dividend income decreased by $4,249,764 primarily attributable to the repayment on December 30, 1999 by the Authority of the Authority subordinated notes.

Total expenses for the twelve months ended December 31, 2000 was $13,490,367 compared with $24,789,253 for the twelve months ended December 31, 1999. Interest expense decreased by $7,404,027 and amortization on deferred financing costs decreased by $3,269,920 due primarily to the redemption of the $65 Million Senior Notes and the issuance of the $125 Million Senior Notes, general and administrative costs increased by $216,522 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, totaling approximately $395,200, an increase in rating services expense of approximately $12,500, and partially offset by a decrease in SEC filing expense of approximately $14,200, by a decrease in other legal fees of approximately
$62,000, by a decrease in federal and state payroll taxes of approximately $15,700 and by a decrease in accounting fees of approximately $90,900 (during the years ended December 31, 2000 and 1999 the Company paid accounting fees to an affiliate totalling $0 and $95,000, respectively)), 12-3/4% senior notes tender expense decreased by $702,486 due to the redemption of the $65 Million Senior Notes and to an over accrual of $90,000 at December 31, 1999 and a decrease in amortization of beneficial interest Leisure Resort Technology, Inc. of $139,910 due to the increase in the period over which the asset is amortized.

Equity in (loss) income of Trading Cove Associates for the twelve months ended December 31, 2000 was $(574,002) compared with $6,115,300 for the twelve months ended December 31, 1999, as a result of the decrease in income from Trading Cove Associates of approximately $6,962,600 due to the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement and the Amended and Restated Omnibus Financing Agreement and by a decrease in amortization of interests purchased of approximately $273,100 due to the increase in the period over which the interests purchased is amortized.

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

During 2000, on January 11, 2001, on April 12, 2001, on June 11, 2001, on December 19, 2001 and on January 10, 2002, the company distributed a total of $3,059,393, $339,356, $30,104, $1,206,200, $164,000 and $1,416,900,
respectively, to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception, the Company has a members' deficit of approximately $67,000,000 and $71,800,000 at December 31, 2001 and 2000, respectively.

For the twelve months ended December 31, 2001 and 2000, net cash provided by (used in) operating activities (as shown in the Statements of Cash Flows) was $5,394,941 and $(1,556,537), respectively.

Current assets increased from $34,708,598 at December 31, 2000 to $38,127,059 at December 31, 2001. The increase was caused primarily by approximately $5,395,000 of cash provided by operations and by the payment of fees and distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement and offset by the redemption on March 15, 2001 and September 15, 2001 of $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000, respectively, and by the scheduled semi-annual payment of interest on March 15, 2001 and September 15, 2001 on the $125 Million Senior Notes in the amounts of approximately $5,685,000 and $5,664,000, respectively.

Current liabilities decreased from $3,481,637 at December 31, 2000 to $3,400,556 at December 31, 2001. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $119,000 (attributable to the redemtion on March 15, 2001 and September 15, 2001 of $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000, respectively) and offset by an increase in accrued expenses and accounts payable of approximately $38,000 (primarily attributable to an increase in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, of approximately $29,200 and by an increase in the amount due for salaries-related parties of approximately $10,6000).

For the years ended December 31, 2001 and 2000 net cash provided by (used in) investing activities (as shown in the Statement of Cash Flows) was $148,647 and $(14,557,877), respectively. The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments-net of approximately $699,000, distributions from TCA of $800,000 and offset by contributions to TCA of $1,350,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash used in investing activities in 2000 was primarily the result of contributions to TCA of $1,200,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun), the sales and
(purchases) of restricted investments-net of approximately $(15,081,000)(principally due to the funding of the Interest Reserve Account in the amount of approximately $15 million on January 4, 2000) and offset by distributions from TCA of approximately $1,723,000.


The Company anticipates that up to $1,950,000 in additional contributions may have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of December 31, 2001, $3,550,000 had been contributed by the Company to TCA and on March 8, 2002, the Company contributed an additional $200,000 to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the twelve months ended December 31, 2001 and 2000, net cash used in financing activities (as shown in the Statements of Cash Flows) was $5,996,660 and $40,199,182, respectively. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, and tax distributions to the Company's sole member Waterford Group of approximately $1,740,000. The net cash used in financing activities in 2000 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $2,277,000 and $191,000 on March 15, 2000 and September 15, 2000, respectively, and by distributions to the Company's sole member Waterford Group of approximately $37,731,000, as described above.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required in connection with the Project at the Mohegan Sun. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2001 and 2000. The fair market value of the Company's long-term debt at December 31, 2001 and 2000 is estimated to be approximately $118,897,000 and $118,494,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2001 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.65% and matures March 6, 2002 and an investment in the Federated Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

See Index to Financial Statements on Page 20

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to persons who are members of the Board of Directors of the Company or who are executive officers of the Company.

Name                     Age                   Position

Len Wolman               47             Chairman of the Board and Chief
                                        Executive Officer
Alan Angel               45             Chief Financial Officer
Del J. Lauria            53             Director and Secretary
Mark Wolman              44             Director
Stephan F. Slavik        55             Director
Richard Slavik           51             Vice President

Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Mr. Wolman is a managing partner of TCA. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Under Mr. Wolman, Waterford Hotel Group, Inc. has grown from one hotel management contract to twenty-seven properties in ten states. Mr. Wolman was actively involved in the development, construction and operation of the Mohegan Sun and is actively involved in the development and construction of the expansion to the Mohegan Sun. Mr. Wolman was instrumental in the formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director and Officer of Slavik Suites, Inc., one of Waterford Group's members. Mr. Wolman is the brother of Mark Wolman. Mr. Wolman's wife and Mr. Angel's wife are sisters.

Alan Angel. Mr. Angel became Chief Financial Officer of the Company in January, 1999. Since 1997, Mr. Angel has been the Chief Financial Officer of Mystic Suites, L.L.C. Mystic Suites, L.L.C. is a commercial development firm based in eastern Connecticut which currently holds an ownership interest in a number of hotels managed by the Waterford Hotel Group, Inc. Prior to joining Mystic Suites, L.L.C., Mr. Angel resided in South Africa and served as Chief Financial Officer of Rowan & Angel cc. Mr. Angel is a certified public accountant and a chartered accountant. Mr. Angel has over 20 years of accounting experience. Mr. Angel's wife and Mr. Len Wolman's wife are sisters.

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

Mark Wolman. Mr. Mark Wolman became a Director of the Company upon its formation. Mr. Wolman is the president of Wolman Homes, Inc. d/b/a Wolman Construction. Wolman Homes, Inc. is a commercial development and construction firm based in eastern Connecticut. Mr. Mark Wolman has been working with the Mohegan Tribe since 1992 and had been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Mark Wolman is a Director of Slavik Suites, Inc. Mr. Mark Wolman is the brother of Mr. Len Wolman.

Stephan F. Slavik. Mr. Slavik, was appointed a Director of the Company on April 9, 2001. Mr. Slavik is the President of Michigan based Slavik Builders. Mr. Slavik has over 30 years of experience with all phases of land planning, product design, estimating and site construction in single family, multiple and commercial design/build developments. Mr. Slavik is a Director and Vice President of Slavik Suites, Inc. Mr. Slavik is the brother of Mr. Richard Slavik.

Mr. Richard Slavik. Mr. Richard Slavik was appointed a Vice President of the Company on April 9, 2001. Mr. Richard Slavik is Chief Operating Officer of the Fourmidable Group, Inc., a Michigan based real estate management firm. Mr. Richard Slavik has over 20 years of constructing and operating commercial residential real estate experience. Mr. Richard Slavik is President of Slavik Suites, Inc. Mr. Richard Slavik is the brother of Mr. Stephan F. Slavik.


Item 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors of the Company.

  Name                      Year Ended              Salary
 ------                    ------------            --------

Len Wolman (1)                2001                 $707,153
                              2000                 $660,037
                              1999                 $165,000

Del Lauria                    2001                 $    ---
                              2000                 $    ---
                              1999                 $165,000


Stephan F. Slavik             2001                 $    ---
                              2000                 $    ---
                              1999                 $    ---


Mark Wolman                   2001                 $    ---
                              2000                 $    ---
                              1999                 $165,000


From January 1, 2000, the Company's Directors have also received compensation as part of the operating expenses of TCA as detailed under point a) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" and until January 1, 2000 the Company's Directors received compensation as part of the operating expenses and management services fee of TCA. The Company does not have a compensation committee, and all compensation decisions are made by the Board of Directors.

 (1) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the years ended December 31, 2001 and 2000, $707,153 and $660,037, respectively, was paid to Mr. Len Wolman pursuant to the employment contract. For the year ended December 31, 1999 no compensation was paid to Mr. Len Wolman pursuant to the employment contract.



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

(2) Messrs. Len and Mark Wolman each own approximately 11.875% of the outstanding shares of Slavik Suites, Inc. Messrs. Stephan F. Slavik and Richard Slavik each own approximately 14.35% of the outstanding shares of Slavik Suites, Inc. The address for Slavik Suites, Inc. is 32605 West 12 Mile Road, Suite 350, Farmington Hills, Michigan 48334.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer is a managing partner of TCA.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project exclusive of capitalized interest, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. SIML has further subcontracted with Construction to provide certain of those services assigned to SIML by TCA. This Local Construction Services Agreement was also assigned to Sun Cove. The fee payable to Sun Cove to Construction as and when Sun Cove receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001, TCA paid $3,095,000, $1,238,000 and
$6,474,000 respectively, as partial payment Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

Construction is owned 50% by Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Director) and 50% by Mark Wolman ( a member of the Company's Board of Directors). Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors), Stephan F. Slavik (a member of the Company's Board of Directors) and Richard Slavik (Vice President of the Company) have a financial interest in The Slavik Company.

The Company paid amounts to an affiliate for accounting services totaling, $0, $0, and $95,200, respectively, during the years ended December 31, 2001, 2000 and 1999.

On September 28, 1998, the Company entered into an employment agreement with Mr. Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the Revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the Revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2001 and 2000, the Company paid and incurred $707,153 and $660,037, respectively, pursuant to the employment agreement. No payments were made pursuant to the employment agreement during 1999.

In 2001 and 2000, approximately $903,000 and $976,000, respectively was paid to the principals and affiliates of the Company as part of TCA's operating expenses. In 1999 approximately $756,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the year ended December 31, 1999 $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of
the Company and $1,664,699 to the Company) had been incurred by TCA in monthly management services fees.

For the year ended December 31, 1999, the Company paid the Directors of the Company $660,000 as salaries for various services provided to the Company.

In 1999, the Company renovated Mr. Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes, Inc. a related party. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2001, 2000 and 1999 was $6,480, $6,480 and $5,940,
respectively.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


                                    Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Formation, as amended, of Waterford
                              Gaming, LLC (i)
                 3.2          Certificate of Incorporation of Waterford Gaming
                              Finance Corp. (i)
                 3.3          Bylaws of Waterford Gaming Finance
                              Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee, relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (vi)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.  (vi)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities intermediary. (vi)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (vi)
                 10.1         Omnibus Financing Agreement, dated as of September
                              21, 1995, between Trading Cove Associates and Sun
                              International Hotels Limited. (i)
                 10.2         First Amendment to the Omnibus Financing
                              Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels
                              Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1       Amended and Restated Omnibus Financing Agreement
                              dated September 10, 1997 (ii)
                 10.2.2       Omnibus Termination Agreement, dated as of March
                              18, 1999, among Sun International Hotels Limited,
                              Trading Cove Associates, Waterford Gaming, L.L.C.,
                              Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.2.3       Amended and Restated Omnibus Termination
                              Agreement, dated as of January 1, 2000 and effective as of March 18, 1999, among Sun
                              International Hotels Limited, Trading Cove
                              Associates, Waterford Gaming, L.L.C., Sun
                              International Management Limited, LMW Investments,
                              Inc., Sun Cove Limited, Slavik Suites,Inc., and Wolman Construction, L.L.C. (vii)


                 10.3 Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites , Inc., and LMW Investments, Inc. (i)
                 10.4 First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. (i)
                 10.5 Purchase Agreement, dated as of March 10, 1999, among Waterford Gaming, L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner and Smith Inc. and Salomon Smith Barney. (vi)
                 10.5.1 Agreement with Respect to Redemption or Repurchase of Subordinated Notes, dated September 10, 1997(ii)
                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)
                 10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan Tribal Gaming Authority and First Union National Bank, as Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)


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


(b)  Financial Statement Schedules
     -----------------------------

INDEX TO FINANCIAL STATEMENTS

        Report of Independent Accountants                               F-1
        Financial Statements:
        Balance Sheets as of December 31, 2001 and 2000                 F-2
        Statements of Operations for the years ended
                December 31, 2001, 2000 and 1999                        F-3
        Statements of Changes in Member's Deficiency for the
                years ended December 31, 2001, 2000 and 1999            F-4
        Statements of Cash Flows for the years ended
                December 31, 2001, 2000 and 1999                        F-5
        Notes to Financial Statements                                   F-6



                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE MEMBER OF
WATERFORD GAMING, L.L.C.



In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



March 20, 2002

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2001 and 2000
                            -------------------------


                                                2001              2000
                                            ------------      ------------


        ASSETS

Current assets
   Cash and cash equivalents               $  3,570,949       $  4,024,021
   Restricted investments                    26,189,434         26,888,081
   Due from Trading Cove Associates           8,357,604          3,770,000
   Other assets                                   9,072             26,496
                                           ------------       ------------
        Total current assets                 38,127,059         34,708,598
                                           ------------       ------------

Trading Cove Associates-equity
  investment                                  5,778,458          7,944,454
Beneficial interest-Leisure Resort
  Technology, Inc.                            4,918,029          5,296,019
Deferred  financing  costs,
  net of  accumulated  amortization  of
  $1,024,974 and $658,110 at December 31,
  2001 and 2000, respectively                 3,010,202          3,377,066
Fixed assets, net of accumulated
  depreciation of $31,442 and $20,662 at
  December 31, 2001 and 2000, respectively       22,476             33,256
                                           ------------       ------------
                Total assets               $ 51,856,224       $ 51,359,393
                                           ============       ============


        LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses and accounts payable   $    171,610       $    133,614
   Accrued interest on senior notes
     payable                                  3,228,946          3,348,023
                                           ------------       ------------

        Total current liabilities             3,400,556          3,481,637
                                           ------------       ------------

9-1/2% senior notes payable                 115,434,000        119,691,000
                                           ------------       ------------

        Total liabilities                   118,834,556        123,172,637
                                           ------------       ------------

Contingencies                                   ---                ---

Members' deficiency                         (66,978,332)       (71,813,244)
                                           ------------       ------------
                Total liabilities
                and members' deficiency    $ 51,856,224       $ 51,359,393
                                           ============       ============


The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                            Statements of Operations

              For the Years Ended December 31, 2001, 2000 and 1999
                           --------------------------

                                              2001              2000              1999
                                          ------------      ------------      ------------

Revenue
   Organizational and administrative
     fee income-Trading Cove
     Associates                            $11,810,877       $11,649,600       $14,252,209
   25% of relinquishment payments-
     Trading Cove Assoicates                 9,728,580           ---               ---
   Interest and dividend income              1,330,711         1,894,738         6,144,502
   Subordinated notes fee income-
     Trading Cove Associates                   ---               692,782         3,731,806
   Completion guarantee notes fee
     income-Trading Cove Associates            ---               215,625           903,438
   Management services income-
     Trading Cove Associates                   ---               ---             1,664,699

                                          ------------      ------------      ------------
        Total revenue                       22,870,168        14,452,745        26,696,654
                                          ------------      ------------      ------------
Expenses
   Interest expense                         11,560,994        11,641,049        19,045,076
   Salaries-related parties                    707,153           660,037           660,000
   General and administrative                  555,819           526,526           310,004
   12-3/4% senior notes tender expense           ---             (90,000)          612,486
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.           377,990           377,990           517,900
   Amortization on deferred financing
     costs                                     366,864           363,985         3,633,905
   Depreciation                                 10,780            10,780             9,882
                                          ------------      ------------      ------------
        Total expenses                      13,579,600        13,490,367        24,789,253
                                          ------------      ------------      ------------
                                             9,290,568           962,378         1,907,401
   Equity in income (loss)income of
    Trading Cove Associates                 (2,715,996)         (574,002)        6,115,300
                                          ------------      ------------      ------------
        Net income                         $ 6,574,572        $  388,376       $ 8,022,701
                                          ============      ============      ============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                  Statements of Changes in Members' Deficiency

              For the Years Ended December 31, 2001, 2000 and 1999
                           --------------------------




                                     Slavik Suites,Inc.    LMW Investments,Inc.   Waterford Group,L.L.C.       Total
                                     ------------------    -------------------    ---------------------  --------------

Balance, January 1,1999                    $(1,765,936)           $  (955,186)                            $ (2,721,122)

Contributions,
        January 1 - March 17                    33,220                 15,780                                   49,000

Distributions,
        January 1 - March 17                (1,277,787)              (606,945)                              (1,884,732)

Net loss,
        January 1 - March 17                (5,043,441)            (2,395,625)                              (7,439,066)

Transfer of interest                         8,053,944              3,941,976            $(11,995,920)               0

Distributions,
        March 17- December 31                  ---                    ---                 (37,936,285)     (37,936,285)

Net income,
        March 17 - December 31                 ---                    ---                  15,461,767       15,461,767
                                        --------------          --------------         --------------     ------------

Balance, December 31, 1999                     ---                    ---                 (34,470,438)     (34,470,438)

Distributions                                  ---                    ---                 (37,731,182)     (37,731,182)

Net income                                     ---                    ---                     388,376          388,376
                                        --------------          --------------         --------------     ------------

Balance, December 31, 2000                     ---                    ---                 (71,813,244)     (71,813,244)

Distributions                                  ---                    ---                  (1,739,660)      (1,739,660)

Net income                                     ---                    ---                   6,574,572        6,574,572
                                        --------------          --------------         --------------     ------------

Balance, December 31, 2001                  $  ---                 $  ---                $(66,978,332)    $(66,978,332)
                                        ==============          ==============         ==============     ============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

               For the Years ended December 31, 2001, 2000 and 1999

                           --------------------------

                                                   2001             2000            1999
                                               ------------     ------------    ------------

Cash flows from operating activities
   Net income                                  $  6,574,572      $   388,376     $ 8,022,701
                                               ------------     ------------    ------------
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities
        Amortization                                744,854          741,975       4,151,805
        Depreciation                                 10,780           10,780           9,882
        Equity in (income)loss of Trading
          Cove Associates                         2,715,996          574,002      (6,115,300)
        Changes in operating assets
          and liabilities
            Decrease in accrued
              interest receivable-15%
              subordinated notes receivable          ---             ---          12,059,517
            Decrease in accrued
              interest receivable-completion
              guarantee subordinated notes
              receivable                             ---             ---              75,000
            (Increase) decrease in due from
              Trading Cove Associates            (4,587,604)      (3,277,093)      1,118,381
            Decrease (increase) in other
              assets                                 17,424           60,325         (67,522)
            Increase in accrued
              expenses and accounts payable          37,996           14,134          84,308
            (Decrease) increase in accrued
              interest on senior notes
              payable                              (119,077)         (69,036)      2,414,344
                                               ------------     ------------    ------------
                  Total adjustments              (1,179,631)      (1,944,913)     13,730,415
                                               ------------     ------------    ------------

               Net cash provided by
                (used in)operating
                 activities                       5,394,941       (1,556,537)     21,753,116
                                               ------------     ------------    ------------

   Cash flows from investing activities
     Contributions to Trading Cove
      Associates                               (1,350,000)       (1,200,000)        (600,000)
     Distributions from Trading Cove
       Associates                                 800,000         1,723,112        6,335,930
    (Purchases) and sales of
       restricted investments-net                 698,647       (15,080,989)     (11,807,092)
     Beneficial interest-Leisure
       Resort Technology, Inc.                      ---               ---         (2,000,000)
     Sales and (purchases) of
       temporary investments-net                    ---               ---          2,045,430
     Purchase of completion
       guarantee subordinated note
       receivable                                   ---               ---         (2,798,125)
     Return on investment in completion
       guarantee subordinated notes
       receivable                                   ---               ---            298,125
     Redemption of completion guarantee
       subordinated notes receivable                ---               ---          7,500,000
     Redemption of 15% subordinated notes
       receivable                                   ---               ---         20,000,000
     Fixed assets                                   ---               ---            (53,918)
                                               ------------     ------------    ------------

                Net cash provided by (used in)
                  investing activities              148,647      (14,557,877)     18,920,350
                                               ------------     ------------    ------------

   Cash flows from financing activities
     Contributions by members                       ---              ---              49,000
     Distributions to member                     (1,739,660)     (37,731,182)    (39,821,017)
     Redemption of 9-1/2% senior notes           (4,257,000)      (2,468,000)     (2,841,000)
     Proceeds from 9-1/2% senior notes
       issuance                                     ---              ---         125,000,000
     Redemption of 12-3/4% senior
       notes                                        ---              ---         (61,471,000)
     Deferred financing costs                       ---              ---          (4,035,176)
                                               ------------     ------------    ------------
                Net cash (used in)
                  provided by
                  financing activities          (5,996,660)      (40,199,182)     16,880,807
                                               ------------     ------------    ------------

   Net (decrease) increase in cash
     and cash equivalents                          (453,072)     (56,313,596)     57,554,273

   Cash and cash equivalents at
     beginning of year                            4,024,021       60,337,617       2,783,344
                                               ------------     ------------    ------------
   Cash and cash equivalents at
     end of year                               $  3,570,949     $  4,024,021    $ 60,337,617
                                               ============     ============    ============
   Supplemental disclosure of cash
     flow information:
       Cash paid during the year
         for interest                          $ 11,680,071     $ 11,710,084    $ 16,630,732
                                               ============     ============    ============
   Supplemental disclosure of
     non-cash financing activities:
       Deferred financing costs (overaccrued)
       funded through accrued expenses         $    ---         $    (40,000)   $     40,000
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



                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                           --------------------------


ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invested in certain notes issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is governed by a board of managers pursuant to the limited liability company agreement (the "Agreement"). In connection with the Company's and the Company's wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issuance of $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are generally as follows:

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

During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering (the "Offering"), the Company distributed approximately $34,672,000 to Waterford Group during January 2000. In connection with the Offering the Company distributed $37,050,000 to Waterford Group during March 1999. In addition tax distributions totaling approximately $5,685,000 were made by the Company during 2001, 2000 and 1999.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Accounting Method

          The accrual method of accounting is used in the preparation of the financial statements and the partnership income tax returns.

        Cash and Cash Equivalents

          Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

        Restricted Investments

          Restricted investments at December 31,2001 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.65% and matures March 6, 2002 and an investment in the Federated Treasury Obilgations Fund and at December 31, 2000 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 6.30% and matured March 8,2001. The investments represent a restricted investment fund that has been established with a trustee in terms of the $125 Million Senior Notes indenture and is reported at cost plus accrued interest, which approximates market.

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

        Income Taxes

          The Company, as a limited liability company, files federal and state partnership income tax returns which indicate the member's share of taxable income or loss to be reported on the member's tax return. As a result, no provision for federal and state income taxes has been made in the accompanying financial statements.

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

     As of December 31, 2001, 2000 and 1999 the following summary information relates to Trading Cove Associates. Total revenues and net income are for the years ended December 31, 2001, 2000 and 1999.


                                                2001             2000             1999
                                            ------------     ------------     ------------

Total assets                                $ 23,522,567     $ 21,452,587      $ 8,634,840
Total liabilities                            (21,394,854)     (15,872,938)      (1,741,019)
                                            ------------     ------------     ------------
Partners' capital                           $  2,127,713     $  5,579,649      $ 6,893,821
                                            ============     ============     ============

Total revenue                               $ 48,327,998     $ 46,072,404      $72,179,041
                                            ============     ============     ============

Net income (loss)                           $ (4,551,936)    $   (267,948)     $13,656,908
                                            ============     ============     ============



                                                2001             2000             1999
                                            ------------     ------------     ------------
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of year                                   $ 7,944,454      $ 9,041,568      $ 8,662,198
  Contributions                                1,350,000        1,200,000          600,000
  Distributions                                 (800,000)      (1,723,112)      (6,335,930)
                                            ------------     ------------     ------------

                                               8,494,454        8,518,456        2,926,268
                                            ------------     ------------     ------------
Income (loss)from Trading Cove
  Associates                                  (2,275,968)        (133,974)       6,828,454
Amortization of interests
  purchased                                     (440,028)        (440,028)        (713,154)
                                            ------------     ------------     ------------
Equity in income (loss)of
  Trading Cove Associates                     (2,715,996)        (574,002)       6,115,300
                                            ------------     ------------     ------------
Trading Cove Associates -
  equity investment, end of year             $ 5,778,458      $ 7,944,454      $ 9,041,568
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

For the years ended December 31, 2001 and 2000 the Relinquishment Fees earned were $45,715,318 and $41,003,849, respectively, based upon Revenues reported to TCA by the Authority.


Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project. The first phase of the Project, the Casino of the Sky, opened on September 25, 2001.

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. As of December 31, 2001 total Development Fee earned was $12,516,000 of which $11,256,000 had been paid by the Authority. $1,260,000 was paid by the Authority on January 24, 2002.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequarterly assigned to Sun Cove. TCA shall pay to Sun Cove as subcontractor a Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

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


Amended and Restated Omnibus Termination  Agreement
---------------------------------------------------


Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Sun International, the Company, SIML, LMW, Sun Cove, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:

      (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2001 and 2000, $1,712,791 ($856,396 to Sun Cove and $856,395 to affiliates of the  Company)  and  $1,849,506  ($924,753  to Sun Cove and $924,753 to
          affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

      (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2001 these capital contributions aggregated $5,100,000. $3,600,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of December 31, 2001, $1,500,000 in capital contributions remained outstanding. On January 28, 2002, a cash distribution of $750,000 was made to each partner and on March 8, 2002, a cash contribution of $200,000 was made by each partner.

      (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. For the year ended December 31, 2000 $2,977,932 ($2,069,525 to Sun
          International and $908,407 to the Company) had been paid by TCA in terms of the third priority. All required payments were made during 2000.

      (d) Fourth, to make the payments set forth in the agreement relating to Development Services Agreement Phase II and the Local Construction Services Agreement. For the year ended December 31, 2000 $10,807,000 ($8,555,902 to Sun Cove, $1,929,191 to Construction and $321,907 to
          The Slavik Company) had been paid and incurred by TCA in terms of the fourth priority. No payments are required or due at December 31, 2001. The contingent obligation at December 31, 2001 was approximately $8,255,000.


      (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the years ended December 31, 2001 and 2000, $5.0 million had been paid and incurred by TCA in terms of the fifth priority.

      (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the years ended December 31, 2001 and 2000, $23,621,754 ($11,810,877 to SIML and
          $11,810,877 to the Company) and  $23,299,200  ($11,649,600 to SIML and
          $11,649,600 to the Company), respectively, had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

      (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. For the years ended December 31, 2001 and 2000, $19,457,160 ($9,728,580 to Sun Cove and
          $9,728,580 to the Company) and $0, respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at December 31, 2001, was approximately $23,902,000.

     (h)  Eighth, to distribute all excess cash.


In addition, TCA shall not make any distributions pursuant to the Ammended and Restated Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of the partnership agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amounts due shall be deferred without the accrual of interest until TCA has sufficient cash, if any, to pay them.


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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at December 31, 2001 and 2000 amounts to $2,139,182 and $1,761,192, respectively.


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



If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.000% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000,and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1,2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling aproximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000, and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemtion of the $125 Million Senior Notes totaling approximately $9,793,000 , and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. In certain circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at December 31, 2001 and 2000 is estimated to be approximately $118,897,000 And $118,494,000, respectively, based on the quoted market price for the same issue.

5.   RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999.


                                      For the                   For the                  For the
                                     Year Ended                Year Ended              Year Ended
                                 December 31, 2001          December 31, 2000      December 31, 1999
                                 -----------------          -----------------       -----------------

Financial Statement
 net income                            $6,574,572                  $  388,376              $8,022,701
Financial statement
 equity in (income) loss
 of Trading Cove Associates
 over tax basis equity in
 (income) loss of Trading
 Cove Associates                         (394,380)                  1,184,388                 176,879
Other                                       6,188                       4,682                  (6,603)
                                 ----------------           -----------------       -----------------
Federal income tax basis
 net income                            $6,186,380                  $1,577,446              $8,192,977
                                 ================           =================       =================






The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 2001, 2000 and 1999.


                                            2001               2000               1999
                                        ------------       ------------       -----------

Financial statement members'
 deficiency                             $(66,978,332)      $(71,813,244)      $(34,470,438)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment              1,655,983            466,913            296,637
Current year financial
 statement net income over
 (under) federal income tax
 basis net income                           (388,192)         1,189,070            170,276
                                        ------------       ------------       ------------
Federal income tax basis
 members' deficiency                    $(65,710,541)      $(70,157,261)      $(34,003,525)
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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transfered through the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove, as subcontractor, the Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow if any, in accordance with the Amended and Restated Omnibus Termination Agreement. SIML has further subcontracted with Construction to provide certain of those sevices assigned to SIML by TCA. This Local Construction Services Agreement was also assigned to Sun Cove. The fee payable by Sun Cove to Construction as and when Sun Cove receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001, TCA paid
$3,095,000,   $1,238,000  and  $6,474,000   respectively,   as  partial  payment
Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001,
respectively.

Construction is owned 50% by Len Wolman (the Company's chief Executive Officer and Chairman of the Board of Director) and 50% by Mark Wolman ( a member of the Company's Board of Directors). Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors), Stephan F. Slavik ( a member of the Company's Board of Directors) and Richard Slavik (Vice President of the Company) have a financial interest in The Slavik Company.

The Company paid amounts to an affiliate for accounting services totaling $0, $0 and $95,200, respectively, during the years ended December 31, 2001, 2000, and 1999.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2001 and 2000 the Company paid and incurred $707,153 and $660,037, respectively, pursuant to the employment agreement. No payments were made pursuant to the employment agreement during 1999.

In 2001 and 2000, approximately $903,000 and $976,000, respectively, was paid to the principals and affiliates of the Company as part of TCA's operating expenses. In 1999 approximately $756,000 was paid to the principals and affiliates of the Company as part of TCA's operating expenses, including the payment of Mr. Len Wolman's salary and bonus. In addition, for the year ended December 31, 1999 $6,219,147 ($3,109,573 to SIML, $1,444,875 to the Directors of
the Company and $1,664,699 to the Company) had been incurred by TCA in monthly management services fees.

For the year ended December 31, 1999, the Company paid the Directors of the Company $660,000 as salaries for various services provided to the Company.

In 1999, the Company renovated Mr. Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman, Homes Inc., a related party. Cost of the improvement is being depreciated over five years . Expense for the years ended December 31, 2001, 2000 and 1999 was $6,480, $6,480 and $5,940, respectively.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

(c)  Reports on Form 8-K
     -------------------

            (i)     Form 8-K filed on December 28, 2001

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its annual report on Form 10-K for the year ended September 30, 2001, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: December 17, 2001

            (ii)    Form 8-K filed on February 15, 2002

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") has filed its quarterly report on Form 10-Q for the quarter ended December 31, 2001, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    On February 12, 2002, the Mohegan Tribal Gaming Authority (the "Authority") has filed a copy of an amendment to its senior secured credit facility on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference No. 033-80655.

                    Date of Report: February 8, 2002


                                       21


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WATERFORD GAMING, L.L.C.


Date: March 28, 2002    By: /s/ Len Wolman
                        Len Wolman, Chairman of the Board of Directors,
                        Chief Executive Officer


Date: March 28, 2002    By: /s/ Alan Angel
                        Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 28, 2002.

SIGNATURE                      TITLE



/s/ Len Wolman                 Chairman of the Board of Directors,
-------------------            Chief Executive Officer
Len Wolman




/s/ Del J. Lauria              Member of the Board of Directors,
--------------------           Secretary
Del J. Lauria




/s/ Mark Wolman                Member of the Board of Directors
--------------------
Mark Wolman




/s/ Stephan F. Slavik          Member of the Board of Directors
---------------------
Stephan F. Slavik


                                       22