Form 10-Q
period 2002-03-31
WATERFORD GAMING LLC
filed 2002-05-14
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 3/31/2002

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2002 (unaudited) and December 31, 2001                         3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three months ended March 31, 2002 (unaudited)
and March 31, 2001 (unaudited)                                           4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the three months ended March 31, 2002
(unaudited) and March 31, 2001 (unaudited)                               5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three months ended March 31, 2002 (unaudited) and
March 31, 2001 (unaudited)                                               6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   16

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             17
Item 2 -- Changes in Securities                                         17
Item 3 -- Defaults upon Senior Securities                               17
Item 4 -- Submission of Matters to a Vote of Security Holders           17
Item 5 -- Other Information                                             17
Item 6 -- Exhibits and Reports on Form 8-K                              18

Signatures- Waterford Gaming, L.L.C.                                    21




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2002, and the related condensed statements of operations, changes in member's deficiency and cash flows for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, changes in member's deficiency and cash flows for the year then ended (not presented herein), and in our report dated March 20, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

May 5, 2002


                                        1


PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of March 31, 2002 and 2001, and for the three-month periods ended March 31, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

              March 31, 2002 (Unaudited) and December 31, 2001
              ------------------------------------------------




                                                  March 31,         December 31,
                                                    2002                2001
                                               -------------        ------------


      ASSETS


Current assets
  Cash and cash equivalents                   $  1,653,530         $  3,570,949
  Restricted investments                        25,618,586           26,189,434
  Due from Trading Cove Associates               1,621,000            8,357,604
  Other current assets                              51,823                9,072
                                              -------------        -------------
        Total current assets                    28,944,939           38,127,059
                                              -------------        -------------
Trading Cove Associates-equity investment        5,924,958            5,778,458
Beneficial interest-Leisure Resort
  Technology, Inc.                               4,824,826            4,918,029
Deferred financing costs, net of accumulated
  amortization of $1,116,690 and $1,024,974 at
  March 31, 2002 and December 31, 2001,
  respectively                                   2,918,486            3,010,202
Fixed assets, net of accumulated depreciation
  of $34,137 and $31,442 at March 31, 2002
  and December 31, 2001, respectively               19,781               22,476
                                              -------------        -------------
        Total assets                          $ 42,632,990         $ 51,856,224
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    134,697         $    171,610
  Accrued interest on senior notes payable         470,369            3,228,946
                                              -------------        -------------
        Total current liabilities                  605,066            3,400,556
                                              -------------        -------------
9-1/2% senior notes payable                    111,403,000          115,434,000
                                              -------------        -------------
        Total liabilities                      112,008,066          118,834,556
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (69,375,076)         (66,978,332)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 42,632,990         $ 51,856,224
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)
                                -----------------


                                                  2002                  2001
                                             -------------         -------------

Revenue
   25% of relinquishment payments -
      Trading Cove Associates                $  1,621,000          $     ---
   Organizational and administrative fee
      income - Trading Cove Associates             ---                2,270,000
   Interest and divided income                    194,727               471,476
                                             -------------         -------------
         Total revenue                          1,815,727             2,741,476
                                             -------------         -------------

Expenses
   Interest expense                             3,003,040             2,875,887
   Salaries-related parties                       187,069               164,312
   General and administrative                     114,348                83,637
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.              93,203                93,203
   Amortization on deferred financing costs        91,716                91,716
   Depreciation                                     2,695                 2,695
                                             -------------         -------------
        Total expenses                          3,492,071             3,311,450
                                             -------------         -------------
                                               (1,676,344)             (569,974)
   Equity in income (loss) of
      Trading Cove Associates                     696,500              (729,237)
                                             -------------         -------------
       Net loss                              $   (979,844)         $ (1,299,211)
                                             =============         =============



The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

               For the Three Months Ended March 31, 2002 and 2001

                                   (Unaudited)
                                 ---------------


                 For the Three Months Ended March 31, 2002

                                                            Total
                                                        -------------

Balance, January 1, 2002                                $(66,978,332)

Contributions                                                ---

Distributions                                             (1,416,900)

Net loss                                                    (979,844)
                                                        -------------
Balance, March 31, 2002                                 $(69,375,076)
                                                        =============


                 For the Three Months Ended March 31, 2001

                                                            Total
                                                        -------------

Balance, January 1, 2001                                $(71,813,244)

Contributions                                                ---

Distributions                                               (339,356)

Net loss                                                  (1,299,211)
                                                        -------------
Balance, March 31, 2001                                 $(73,451,811)
                                                        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the Three Months ended March 31, 2002 and 2001

                                   (Unaudited)

                          -----------------------------


                                                         2002            2001
                                                     -----------     -----------


Cash flows from operating activities
  Net loss                                           $  (979,844)  $ (1,299,211)
                                                     ------------  -------------

  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Amortization                                       184,919        184,919
      Depreciation                                         2,695          2,695
      Equity in (income) loss of Trading Cove
        Associates                                      (696,500)       729,237
      Changes in operating assets and liabilities
        Decrease in due from Trading
          Cove Associates                              6,736,604      1,500,000
        Increase in other current assets                 (42,751)       (40,572)
        Decrease in accrued expenses
          and accounts payable                           (36,913)       (35,903)
        Decrease in accrued interest on senior
          notes payable                               (2,758,577)    (2,844,569)
                                                     ------------  -------------
            Total adjustments                          3,389,477       (504,193)
                                                     ------------  -------------

              Net cash provided by (used in)
                operating activities                   2,409,633     (1,803,404)
                                                     ------------  -------------

Cash flows from investing activities
  Contributions to Trading Cove Associates              (200,000)      (200,000)
  Distributions from Trading Cove Associates             750,000        200,000
  Sales and (purchases) of restricted
    investments - net                                    570,848        477,861
                                                     ------------  -------------

              Net cash provided by
                investing activities                   1,120,848        477,861
                                                     ------------  -------------

Cash flows from financing activities
  Redemption of  9-1/2% senior notes                  (4,031,000)      (452,000)
  Distributions to member                             (1,416,900)      (339,356)
                                                     ------------  -------------
              Net cash used in
                financing activities                  (5,447,900)      (791,356)
                                                     ------------  -------------
Net decrease in cash and cash equivalents             (1,917,419)    (2,116,899)

Cash and cash equivalents at beginning of quarter      3,570,949      4,024,021
                                                     ------------  -------------
Cash and cash equivalents at end of quarter          $ 1,653,530   $  1,907,122
                                                     ============  =============

Supplemental disclosure of cash flow information:
  Cash paid during the quarter for interest          $ 5,761,617   $  5,720,456
                                                     ===========   =============


The accompanying notes are an integral part of these condensed financial statements.


                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2002, the results of operations, statements of member's deficiency and of cash flows for the three-month period ended March 31, 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


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

2.      Trading Cove Associates - Equity Investment:

As of March 31, 2002 and 2001, the following summary information relates to TCA. Total revenues and net income (loss) are for the three months ended March 31, 2002 and 2001:

                                                2002              2001
                                            ------------     ------------

Total assets                               $ 10,081,771      $ 10,763,509
Total liabilities                            (7,441,044)       (6,422,319)
                                           -------------     -------------
Partners' capital                          $  2,640,727      $  4,341,190
                                           =============     =============

Total revenue                              $  6,667,664      $  5,570,669
                                           =============     =============

Net income (loss)                          $  1,613,014      $ (1,238,459)
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                                $ 5,778,458      $ 7,944,454
  Contributions                                 200,000          200,000
  Distributions                                (750,000)        (200,000)
                                            ------------     ------------
                                              5,228,458        7,944,454
                                            ------------     ------------
Income (loss) from Trading Cove
   Associates                                   806,507         (619,230)
Amortization of interests
   purchased                                   (110,007)        (110,007)
                                            ------------     ------------
Equity in income (loss) of
   Trading Cove Associates                      696,500         (729,237)
                                            ------------     ------------
Trading Cove Associates -
  equity investment, end of period          $ 5,924,958      $ 7,215,217
                                            ============     ============


3.      Beneficial Interest - Leisure Resort Technology, Inc:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Sun Cove Limited ("Sun Cove"), former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the Company and Finance's $65 Million Senior Notes were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a subsequent complaint against the Company and certain other defendants (see Note 6).

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at March 31, 2002 and 2001 amounts to $2,232,385 and $1,854,395, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002, 106.045% after March 14, 2003, 105.182% after March 14, 2004,
104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at March 31, 2002 and December 31, 2001 is estimated to be approximately $114,745,000 and $118,897,000, respectively, based on the quoted market price for the same issue.


5.      Certain Relationships and Related Transactions

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Sun International Management Limited ("SIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. SIML has further subcontracted (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction") to provide certain of those services assigned to SIML by TCA. This Local Construction Services Agreement was also assigned to Sun Cove. The fee payable by Sun Cove to Construction as and when Sun Cove receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000, $1,238,000 and $6,474,000, respectively, as partial payment
Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001,
respectively.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three months ended March 31, 2002 and 2001 the Company paid and incurred $187,069 and $164,312, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the three months ended March 31, 2002 and 2001 approximately $73,000 and $248,000, respectively, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., a related party. Cost of the improvement is being depreciated over five years. Expense for each of the quarters ended March 31, 2002 and 2001, was $1,620.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol.

Discovery has commenced. Pursuant to the current scheduling order, all depositions are to be completed by January 28, 2003. A trial date has not been set.

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

For the quarters ended March 31, 2002 and 2001, total Relinquishment Fees earned were $6,228,559 and $5,090,622, respectively. Relinquishment Fees are based upon Revenues reported to TCA by the Authority.


Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project. The first phase of the Project, including the Casino of the Sky, the Shops at Mohegan Sun and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms is expected to be completed and opened by the end of June 2002.

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
                                             -----------
                                             $12,929,000
                                             ===========

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and SIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with SIML and SIML agreed to perform those services assigned to SIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Sun Cove. TCA shall pay to Sun Cove a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

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

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Sun Cove who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget (excluding capitalized interest) of $800 million for the Project. In a press release dated May 5, 2002 the Tribe indicated that the cost of completing the Project is estimated to be $1.0 billion (excluding capitalized interest) which represents an increase of $40 million over the previous estimate of $960 million. Based upon the latest estimated cost of completing the Project of $1.0 billion (excluding capitalized interest) such Development Services Fee Phase II and expenses are expected to be approximately $30 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. If the total estimated costs of the Project of $1.0 billion (excluding capitalized interest) increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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


Sources of Revenues and Cash Flows
----------------------------------

The Company has one primary source of revenue and cash flow: payments from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees and Development Fee payments by the Authority.

Distribution on the Company's Partnership Interest in TCA
---------------------------------------------------------

TCA's major sources of revenues for 2002 are Relinquishment Fees and Development Fee which are both payable by the Authority.

For the quarter ended March 31, 2002, $1,621,000 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $6,228,500 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $413,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. For the quarter ended March 31, 2001, $2,270,000 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $5,090,600 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $1,582,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

    (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2002 and 2001, $0 and $470,793 ($235,396 to Sun Cove and $235,397 to
          affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority. The contingent obligation at March 31, 2002 was approximately $427,000.

    (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to March 31, 2002 these capital contributions aggregated $5,500,000. From January 1, 2000 to March 31, 2002 $5,100,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of March 31, 2002, $400,000 in capital contributions remained outstanding. On April 26, 2002, a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No payments are required or due at March 31, 2002. The contingent obligation at March 31, 2002 was approximately $8,659,000.


     (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For the three months ended March 31, 2002 and 2001, $1,250,000 had been incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the three months ended March 31, 2001, $4,540,000 ($2,270,000 to SIML and $2,270,000 to
          the Company) had been incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. For the three months ended March 31,2002 and 2001, $3,242,000 ( $1,621,000 to Sun Cove and $1,621,000
          to the Company)and $0, respectively, had been incurred by TCA in terms of the seventh priority. The contingent obligation at March 31, 2002 was approximately $23,775,000.

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

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended March 31, 2002
-------------------------------------------------------------------------
and 2001
--------

Total revenue for the three months ended March 31, 2002 was $1,815,727 compared with $2,741,476 for the three months ended March 31, 2001. This decrease was primarily attributable to the decrease in Development Fee payments received by TCA on April 22, 2002 and April 16, 2001, in the amounts of $413,000 and $1,582,000, respectively, and to the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $1,621,000 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $2,270,000. In addition interest and dividend income decreased by $276,749.

Total expenses for the quarter ended March 31, 2002 was $3,492,071 compared with $3,311,450 for the quarter ended March 31, 2001. Interest expense increased by $127,153 due primarily to the premium associated with the redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 on March 15, 2002, salaries - related parties increased by $22,757 due to the increase in Revenues of the Mohegan Sun and general and administrative costs increased by $30,711 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other
Information: Item I Legal Proceedings, totaling approximately $21,300, by an increase in bank sweep fees of approximately $9,300, by an increase in insurance expense of approximately $4,400 and offset by a decrease in other legal expenses of approximately $4,300).

Equity in income (loss) of Trading Cove Associates was $696,500 for the three months ended March 31, 2002 compared with $(729,237) for the three months ended March 31, 2001 as a result of the increase in income from Trading Cove Associates of $1,425,737 due to revenues exceeding payments pursuant to the Amended and Restated Omnibus Termination Agreement during the period.

As a result of the foregoing factors the Company experienced a net loss of $979,844 for the quarter ended March 31, 2002 compared with a net loss of $1,299,211 for the quarter ended March 31, 2001.



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

During 1999, 2000, 2001 and on January 11, 2002, the Company distributed $886,285, $3,059,393, $1,739,660 and $1,416,900, respectively to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $69,375,000 and $73,452,000 at March 31, 2002 and 2001, respectively.

For the three months ended March 31, 2002 and 2001, net cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $2,409,633 and $(1,803,404), respectively.

Current assets decreased from $38,127,059 at December 31, 2001 to $28,944,939 at March 31, 2002. The decrease was caused primarily by the redemption on March 15, 2002 of $125 Million Senior Notes in the principal amount of $4,031,000 by the scheduled semi-annual payment of interest on March 15, 2002 on the $125 Million Senior Notes in the amount of approximately $5,483,000 and offset by approximately $2,410,000 of cash provided by operations and by the payment of fees and distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,400,556, at December 31, 2001 to $605,066 at March 31, 2002. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,759,000 and a decrease in accrued expenses and accounts payable of approximately $36,900 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item I Legal Proceedings of approximately $39,400, and offset by an increase in the amount due for salaries - related parties of approximately $4,000).

For the three months ended March 31, 2002 and 2001, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $1,120,848 and $477,861, respectively. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments - net of approximately $571,000, distributions from TCA of $750,000 and offset by contributions to TCA of $200,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $478,000, distributions from TCA of $200,000 and offset by contributions to TCA of $200,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun).

The Company anticipates that up to $1,750,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of March 31, 2002 $3,750,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the three months ended March 31, 2002 and 2001, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $5,447,900 and $791,356, respectively. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 and by a tax distribution to the Company's sole member of $1,416,900. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amount of $452,000 and by a tax distribution to the Company's sole member of approximately $339,400.


The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%.

If certain specified conditions are met, the Indenture allows the Company to make a dividend (a "Permitted Dividend") to Waterford Group in an amount not to exceed the amount by which the amount in the Interest Reserve Account (as defined in the Indenture) exceeds the IRA Required Balance (as defined in the Indenture). Such a dividend is payable following the Mohegan Note Transfer (as defined in the Indenture), but in no event prior to Completion (as defined in the Indenture), and if (a) no default or event of default under the Indenture is continuing at the time of, or would occur after giving pro forma effect to, such dividend and (b) on the date such dividend is made the Consolidated Coverage Ratio (as defined in the Indenture) for the two full fiscal quarters ended immediately prior to the date such dividend is paid, after giving effect on a pro forma basis to such dividend, would be greater than or equal to 2 to 1. The Company believes that the conditions set forth in clause (a) above have been met and anticipates that the conditions set forth under clause (b) above will be met during 2002. Upon the satisfaction of each of the foregoing conditions in 2002, the Company anticipates making a Permitted Dividend in the amount of $15 million.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required by TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2002 and December 31, 2001. The fair market value of the Company's long-term debt at March 31, 2002 and December 31, 2001 is estimated to be approximately $114,745,000 and $118,897,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2002 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 1.87%, has a face value of $15,094,000 and matures July 12, 2002, and an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 2.01%, has a face value of $10,600,000 and matures September 13, 2002. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol.

Discovery has commenced. Pursuant to the current scheduling order, all depositions are to be completed by January 28, 2003. A trial date has not been set.

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


                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove
                                 Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated
                            September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and
                             Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)
                 10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan Tribal Gaming Authority and First Union National Bank, as Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1 Quarterly report, for the period ended March 31, 2002, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") May 9, 2002, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.



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



(b)  Reports on Form 8-K
     -------------------

          Form 8-K filed on April 5, 2002

          Item 5.

          On March 26, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of Amendment No. 3 to its senior secured credit facility on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          On March 27, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a registration statement under the Securities Act of 1933 on Form S-4 a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference No. 033-80655.

          On April 5, 2002, the Mohegan Tribal Gaming Authority, (the "Authority") announced that the Authority, an instrumentality of the Mohegan Tribe of Indians determined to dismiss its independent auditors, Arthur Andersen LLP and to engage the services of PricewaterCoopers LLP as its new independent auditors on Form 8-K a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:   March 26, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 14, 2002                   By: /s/Len Wolman
                                         Len Wolman, Chief Executive Officer






Date: May 14, 2002                   By: /s/Alan Angel
                                         Alan Angel, Chief Financial Officer




