Form 10-Q
period 2002-06-30
WATERFORD GAMING LLC
filed 2002-08-08
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 6/30/2002

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2002 (unaudited) and December 31, 2001                          3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three and six month periods ended June 30, 2002 (unaudited)
and June 30, 2001 (unaudited)                                            4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the six month periods ended
June 30, 2002 (unaudited) and June 30, 2001 (unaudited)                  5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six month periods ended June 30, 2002 (unaudited)
and June 30, 2001 (unaudited)                                            6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   16

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             17
Item 2 -- Changes in Securities                                         17
Item 3 -- Defaults upon Senior Securities                               17
Item 4 -- Submission of Matters to a Vote of Security Holders           17
Item 5 -- Other Information                                             17
Item 6 -- Exhibits and Reports on Form 8-K                              18

Signatures- Waterford Gaming, L.L.C.                                    21




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2002, and the related condensed statements of operations, for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the related condensed statements of changes in member's deficiency and cash flows for each of the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

August 7, 2002
Hartford, Connecticut

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of June 30, 2002 and 2001, and for each of the three-month and six-month periods ended June 30, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

              June 30, 2002 (Unaudited) and December 31, 2001
              -----------------------------------------------




                                                  June 30,         December 31,
                                                    2002                2001
                                               -------------        ------------


      ASSETS


Current assets
  Cash and cash equivalents                   $    834,955         $  3,570,949
  Restricted investments                        25,743,575           26,189,434
  Due from Trading Cove Associates               9,390,000            8,357,604
  Other current assets                              51,315                9,072
                                              -------------        -------------
        Total current assets                    36,019,845           38,127,059
                                              -------------        -------------
Trading Cove Associates-equity investment        5,269,623            5,778,458
Beneficial interest-Leisure Resort
  Technology, Inc.                               4,730,587            4,918,029
Deferred financing costs, net of accumulated
  amortization of $1,208,406 and $1,024,974 at
  June 30, 2002 and December 31, 2001,
  respectively                                   2,826,770            3,010,202
Fixed assets, net of accumulated depreciation
  of $36,832 and $31,442 at June 30, 2002
  and December 31, 2001, respectively               17,086               22,476
                                              -------------        -------------
        Total assets                          $ 48,863,911         $ 51,856,224
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    149,362         $    171,610
  Accrued interest on senior notes payable       3,116,189            3,228,946
                                              -------------        -------------
        Total current liabilities                3,265,551            3,400,556
                                              -------------        -------------
9-1/2% senior notes payable                    111,403,000          115,434,000
                                              -------------        -------------
        Total liabilities                      114,668,551          118,834,556
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (65,804,640)         (66,978,332)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 48,863,911         $ 51,856,224
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

        For the Three and Six Month Periods ended June 30, 2002 and 2001

                                   (Unaudited)
                          -----------------------------


                                        For the three months    For the three months    For the six months      For the six months
                                        ended June 30, 2002     ended June 30, 2001     ended June 30, 2002     ended June 30, 2001
                                        --------------------    --------------------    --------------------    --------------------


Revenue
  25% of relinquishment payments -
   Trading Cove Associates                      $ 9,390,000             $    ---               $ 11,011,000            $     ---
  Organizational and administrative
   fee income - Trading Cove Associates                 ---               8,049,158                    ---               10,319,158
  Interest and dividend income                      131,820                 330,972                 326,547                 802,448
                                         ------------------      ------------------      ------------------      ------------------

                 Total revenue                    9,521,820               8,380,130              11,337,547              11,121,606
                                         ------------------      ------------------      ------------------      ------------------


Expenses
  Interest expense                                2,645,821               2,831,926               5,648,861               5,707,813
  Salaries - related parties                        204,599                 171,957                 391,668                 336,269
  General and administrative                        131,117                 145,678                 245,465                 229,315
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                   94,239                  94,239                 187,442                 187,442
  Amortization on deferred financing costs           91,716                  91,716                 183,432                 183,432
  Depreciation                                        2,695                   2,695                   5,390                   5,390
                                         ------------------      ------------------      ------------------      ------------------

                 Total expenses                   3,170,187               3,338,211               6,662,258               6,649,661
                                         ------------------      ------------------      ------------------       ------------------
                                                  6,351,633               5,041,919               4,675,289               4,471,945
  Equity in loss of
    Trading Cove Associates                        (855,335)             (1,040,981)               (158,835)             (1,770,218)
                                         ------------------       -----------------      ------------------       ------------------

                 Net income                     $ 5,496,298             $ 4,000,938             $ 4,516,454             $ 2,701,727
                                         ==================      ==================      ==================      ===================


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

             For the Six Month Periods ended June 30, 2002 and 2001

                                   (Unaudited)
                                 ---------------


                 For the Six Months Ended June 30, 2002



Balance, January 1, 2002                                $(66,978,332)

Contributions                                                ---

Distributions                                             (3,342,762)

Net income                                                 4,516,454
                                                        -------------
Balance, June 30 , 2002                                 $(65,804,640)
                                                        =============



                 For the Six Months Ended June 30, 2001



Balance, January 1, 2001                                $(71,813,244)

Contributions                                                ---

Distributions                                             (1,575,660)

Net income                                                 2,701,727
                                                        -------------
Balance, June 30, 2001                                 $ (70,687,177)
                                                        =============


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

             For the Six Month Periods ended June 30, 2002 and 2001

                                   (Unaudited)
                          -----------------------------



                                                    2002             2001
                                              ---------------  ----------------

Cash flows from operating activities
  Net income                                      $ 4,516,454       $ 2,701,727
                                              ---------------  ----------------

  Adjustments to reconcile net income
    to net cash provided by operating
       activities
         Amortization                                 370,874           370,874
         Depreciation                                   5,390             5,390
         Equity in loss of
            Trading Cove Associates                   158,835         1,770,218
         Changes in operating assets and
            liabilities
               Increase in due from Trading Cove
                  Associates                       (1,032,396)       (4,279,158)
               Increase in other current assets       (42,243)          (21,118)
               (Decrease) increase in accrued
                  expenses and accounts payable       (22,248)           56,323
               Decrease in accrued interest on
                  senior notes payable               (112,757)          (12,643)
                                               ---------------  ----------------
                      Total adjustments              (674,545)       (2,110,114)
                                               ---------------  ----------------

                      Net cash provided by
                        operating activities        3,841,909           591,613
                                               ---------------  ----------------

Cash flows from investing activities
  Contributions to Trading Cove Associates           (600,000)         (400,000)
  Distributions from Trading Cove Associates          950,000           400,000
  Sales and (purchases) of restricted
    investments - net                                 445,859           174,579
                                               ---------------  ----------------
                      Net cash provided by
                        investing activities          795,859           174,579
                                               ---------------  ----------------

 Cash flows from financing activities
   Redemption of  9-1/2% senior notes              (4,031,000)         (452,000)
   Distributions to member                         (3,342,762)       (1,575,660)
                                               ---------------  ----------------
                      Net cash used in
                        financing activities       (7,373,762)       (2,027,660)
                                               ---------------  ----------------

Net decrease in cash and cash equivalents          (2,735,994)       (1,261,468)

Cash and cash equivalents at beginning
   of period                                        3,570,949         4,024,021

                                                --------------  ----------------
Cash and cash equivalents at end of period        $   834,955       $ 2,762,553
                                               ===============  ================


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest      $ 5,761,618       $ 5,720,456
                                               ===============  ================


The accompanying notes are an integral part of these condensed financial statements.



                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2002, the results of operations for each of the three-month and six-month periods ended June 30, 2002 and 2001, and statements of member's deficiency and of cash flows for each of the six-month periods ended June 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


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

2.      Trading Cove Associates - Equity Investment:

As of June 30, 2002 and 2001, the following summary information relates to TCA. Total revenues and net income (loss) are for the six-month periods ended June 30, 2002 and 2001:

                                                2002              2001
                                            ------------     ------------

Total assets                               $ 24,339,792      $ 21,719,315
Total liabilities                           (22,789,721)      (19,240,074)
                                           -------------     -------------
Partners' capital                          $  1,550,071      $  2,479,241
                                           =============     =============

Total revenue                              $ 27,889,693      $ 22,049,158
                                           =============     =============

Net income (loss)                          $    122,358      $ (3,100,408)
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  5,778,458      $  7,944,454
  Contributions                                 600,000           400,000
  Distributions                                (950,000)         (400,000)
                                            ------------      ------------
                                              5,428,458         7,944,454
                                            ------------      ------------
Income (loss) from Trading Cove
   Associates                                    61,179        (1,550,204)
Amortization of interests
   purchased                                   (220,014)         (220,014)
                                            ------------      ------------
Equity in income (loss) of
   Trading Cove Associates                     (158,835)       (1,770,218)
                                            ------------      ------------
Trading Cove Associates -
  equity investment, end of period         $  5,269,623      $  6,174,236
                                           =============      ============


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

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at June 30, 2002 and 2001 amounts to $2,326,624 and $1,948,634, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002, 106.045% after March 14, 2003, 105.182% after March 14, 2004,
104.318% after March 14, 2005, 103.455% after March 14, 2006, 102.591% after
March 14, 2007, 101.727% after March 14, 2008, 100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at June 30, 2002 and December 31, 2001 is estimated to be approximately $115,302,000 and $118,897,000, respectively, based on the quoted market price for the same issue.


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

Effective July 1, 2002, Sun Cove Limited changed its name to Kerzner Investments Connecticut, Inc, Sun International Hotels Limited changed its name to Kerzner International Limited and Sun International Management Limited changed its name to Kerzner International Management Limited.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six months ended June 30, 2002 and 2001 the Company paid and incurred $391,668 and $336,269, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the six months ended June 30, 2002 and 2001 approximately $23,000 and $464,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., a related party. Cost of the improvement is being depreciated over five years. Expense for each of the six months ended June 30, 2002 and 2001, was $3,240.

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



Trading Cove Associates - Material Agreements
---------------------------------------------

Relinquishment Agreement
------------------------

Under the terms of an agreement (the "Relinquishment Agreement") TCA continued to manage the Mohegan Sun under the Management Agreement until January 1, 2000. On December 31, 1999 the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun. Under this Relinquishment Agreement to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority has agreed to pay to TCA 5% of Revenues, as defined, (the "Relinquishment Fees") generated by the Mohegan Sun including the significant expansion project (the "Project") during the 15-year period commencing on January 1, 2000.


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

For the quarter and six months ended June 30, 2002, total Relinquishment Fees earned were $20,438,439 and $26,666,998, respectively. For the quarter and six months ended June 30, 2001, total Relinquishment Fees earned were $16,036,421 and $21,127,043, respectively. Relinquishment Fees are based upon Revenues reported to TCA by the Authority.



Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project. The first phase of the Project, including the Casino of the Sky, the Shops at Mohegan Sun and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002.

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
           July 19, 2002                         581,000
                                             -----------
                                             $13,510,000
                                             ===========

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

For the six months ended June 30, 2002 the Company received $1,821,000 from TCA and $9,390,000 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $26,667,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $994,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. For the six months ended June 30, 2001 the Company received $2,470,000 from TCA and $8,049,158 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $21,127,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $3,794,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

   (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Sun Cove a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2002 and 2001, $0 and $876,389 ($438,194 to Sun Cove and $438,195 to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

    (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to June 30, 2002 these capital contributions aggregated $6,300,000. From January 1, 2000 to June 30, 2002 $5,500,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Sun Cove.

          As of June 30, 2002, $800,000 in capital contributions remained outstanding. On July 26, 2002, a cash distribution of $400,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No payments are required or due at June 30, 2002. The contingent obligation at June 30, 2002 was approximately $10,221,000.


     (e) Fifth, to pay Sun Cove an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For each of the six months ended June 30, 2002 and 2001, $2,500,000 had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the six months ended June 30, 2001, $20,638,316,000 ($10,319,158 to SIML and
          $10,319,158 to the Company) had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Sun Cove and the Company twenty-five percent (25%) of the relinquishment payments. For the six months ended June 30, 2002 and 2001, $22,022,000 ($11,011,000 to Sun Cove and
          $11,011,000 to the Company)and $0, respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at June 30, 2002 was approximately $15,214,000.

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

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended June 30, 2002
--------------------------------------------------------------------
and 2001
--------

Total revenue for the three months ended June 30, 2002 was $9,521,820 compared with $8,380,130 for the three months ended June 30, 2001. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payment to TCA and offset by a decrease in Development Fee payment to TCA and by the timing of payments pursuant the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $9,390,000 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $8,049,158. In addition interest and dividend income decreased by $199,152.

Total expenses for the quarter ended June 30, 2002 was $3,170,187 compared with $3,338,211 for the quarter ended June 30, 2001. Interest expense decreased by $186,105 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $3,805,000 and $4,031,000 on September 15, 2001 and March 15, 2002, respectively, salaries - related parties increased by $32,642 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $14,561 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item I Legal Proceedings, totaling approximately $19,700, by a decrease in other legal expenses of approximately $4,600 and offset by an increase in insurance expense of approximately $5,100 and by an increase in accounting fees of approximately $4,600).

Equity in income (loss) of Trading Cove Associates was $(855,335) for the three months ended June 30, 2002 compared with $(1,040,981) for the three months ended June 30, 2001 as a result of the loss from Trading Cove Associates of $745,328 for the three months ended June 30, 2002 compared with a loss of $930,974 for the three months ended June 30, 2001 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $5,496,298 for the quarter ended June 30, 2002 compared with net income of $4,000,938 for the quarter ended June 30, 2001.


Comparison of Operating Results for the Six Months ended June 30, 2002
---------------------------------------------------------------------
and 2001.
---------

Total revenue for the six months ended June 30, 2002 was $11,337,547 compared with $11,121,606 for the six months ended June 30, 2001. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA and offset by a decrease in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $11,011,000 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $10,319,158. In addition interest and dividend income decreased by $475,901.

Total expenses for the six months ended June 30, 2002 was $6,662,258 compared with $6,649,661 for the six months ended June 30, 2001. Interest expense decreased by $58,952 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $3,805,000 and $4,031,000 on September 15, 2001 and March 15, 2002, respectively, salaries - related parties increased by $55,399 due to the increase in Revenues of the Mohegan Sun and general and administrative costs increased by $16,150 (primarily attributable to an increase in insurance expense of approximately $9,500, by an increase in bank sweep fees of approximately $9,400, by an increase in accounting fees of approximately $5,100 and offset by a decrease in other legal expenses of approximately $8,900).


Equity in income (loss) of Trading Cove Associates was $(158,835) for the six months ended June 30, 2002 compared with $(1,770,218) for the six months ended June 30, 2001 as a result of income from Trading Cove Associates of $61,179 for the six months ended June 30, 2002, due to revenues exceeding payments pursuant to the Amended and Restated Omnibus Termination Agreement during the period, compared with a loss of $1,550,204 for the six months ended June 30, 2001, due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.


As a result of the foregoing factors the Company experienced net income of $4,516,454 for the six months ended June 30, 2002 compared with net income of $2,701,727 for the six months ended June 30, 2001.

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

During 1999, 2000, 2001, on January 11, 2002 and on June 10, 2002, the Company distributed $886,285, $3,059,393, $1,739,660, $1,416,900 and $1,925,862
respectively to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $65,804,640 and $70,687,177 at June 30, 2002 and 2001, respectively.

For the six months ended June 30, 2002 and 2001, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $3,841,909 and $591,613, respectively.

Current assets decreased from $38,127,059 at December 31, 2001 to $36,019,845 at June 30, 2002. The decrease was caused primarily by the redemption on March 15, 2002 of $125 Million Senior Notes in the principal amount of $4,031,000 by the scheduled semi-annual payment of interest on March 15, 2002 on the $125 Million Senior Notes in the amount of approximately $5,483,000 and offset by approximately $3,842,000 of cash provided by operations and by the distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,400,556, at December 31, 2001 to $3,265,551 at June 30, 2002. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $112,800 and by a decrease in accrued expenses and accounts payable of approximately $22,200 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information: Item I Legal Proceedings of approximately $29,600, and by a decrease in the amount due for other legal expenses of approximately $2,800 and offset by an increase in the amount due for salaries - related parties of approximately $3,300 and by an increase in the amount due for accounting services of approximately $9,600.

For the six months ended June 30, 2002 and 2001, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $795,859 and $174,579, respectively. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments - net of approximately $445,900, distributions from TCA of $950,000 and offset by contributions to TCA of $600,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $174,600, distributions from TCA of $400,000 and offset by contributions to TCA of $400,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan
Sun).

The Company anticipates that up to $1,350,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of June 30, 2002 $4,150,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the six months ended June 30, 2002 and 2001, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $7,373,762 and $2,027,660, respectively. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 and by tax distributions to the Company's sole member of $3,342,762. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amount of $452,000 and by tax distributions to the Company's sole member of $1,575,660.


The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance will make a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%.

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

Effective July 1, 2002, Sun Cove Limited changed its name to Kerzner Investments Connecticut, Inc, Sun International Hotels Limited changed its name to Kerzner International Limited and Sun International Management Limited changed its name to Kerzner International Management Limited.


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2002 and December 31, 2001. The fair market value of the Company's long-term debt at June 30, 2002 and December 31, 2001 is estimated to be approximately $115,302,000 and $118,897,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2002 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 1.87%, has a face value of $15,094,000 and matures July 12, 2002, and an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 2.01%, has a face value of $10,600,000 and matures September 13, 2002. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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



(b)  Reports on Form 8-K
     -------------------

          Form 8-K filed on May 29, 2002

          Item 5.

          On May 21, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed Amendment No. 1 to Form S-4 registration statement under the Securities Act of 1933 on Form S-4/A, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4/A, Securities and Exchange Commission file reference No. 033-80655.

          On May 24, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed an Exchange Offer, pursuant to Rule 424(B)(3), on Form 424B3, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 424B3, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:  May 21, 2002



          Form 8-K filed on June 26, 2002

          Item 5.

          On June 24, 2002, the Mohegan Tribal Gaming Authority, (the "Authority") filed a copy of Amendment No. 4 to its senior secured credit facility on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report:   June 24, 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 8, 2002                 By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: August 8, 2002                 By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer




