Form 10-Q
period 2002-09-30
WATERFORD GAMING LLC
filed 2002-11-06
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 9/30/2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______ to________


                        Commission file number 333-17795


                            WATERFORD GAMING, L.L.C.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              06-1465402
       -------------------------------              --------------------
       (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)              identification no.)



     914 Hartford Turnpike, P.O. Box 715
               Waterford , CT                              06385
     ------------------------------------               -----------
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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2002 (unaudited) and December 31, 2001                     3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three and nine month periods ended September 30, 2002
(unaudited) and September 30, 2001 (unaudited)                           4

Condensed Statements of Changes in Members' Deficiency of Waterford Gaming, L.L.C. for the nine month periods ended
September 30, 2002 (unaudited) and September 30, 2001 (unaudited)        5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine month periods ended September 30, 2002 (unaudited)
and September 30, 2001 (unaudited)                                       6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   16

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             17
Item 2 -- Changes in Securities                                         17
Item 3 -- Defaults upon Senior Securities                               17
Item 4 -- Submission of Matters to a Vote of Security Holders           17
Item 5 -- Other Information                                             17
Item 6 -- Exhibits and Reports on Form 8-K                              18

Signatures- Waterford Gaming, L.L.C.                                    21




                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.:

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2002, and the related condensed statements of operations, for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the related condensed statements of changes in member's deficiency and cash flows for each of the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

November 1, 2002
Hartford, Connecticut

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements

The unaudited condensed financial information as of September 30, 2002 and 2001, and for each of the three-month and nine-month periods ended September 30, 2002 and 2001 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

            September 30, 2002 (Unaudited) and December 31, 2001
            ----------------------------------------------------




                                               September 30,        December 31,
                                                    2002                2001
                                               -------------        ------------


      ASSETS


Current assets
  Cash and cash equivalents                   $  1,779,062         $  3,570,949
  Restricted investments                        25,281,535           26,189,434
  Due from Trading Cove Associates               3,350,000            8,357,604
  Other current assets                              31,708                9,072
                                              -------------        -------------
        Total current assets                    30,442,305           38,127,059
                                              -------------        -------------
Trading Cove Associates-equity investment        5,013,230            5,778,458
Beneficial interest-Leisure Resort
  Technology, Inc.                               4,635,313            4,918,029
Deferred financing costs, net of accumulated
  amortization of $1,300,122 and $1,024,974 at
  September 30, 2002 and December 31, 2001,
  respectively                                   2,735,054            3,010,202
Fixed assets, net of accumulated depreciation
  of $39,527 and $31,442 at September 30, 2002
  and December 31, 2001, respectively               14,391               22,476
                                              -------------        -------------
        Total assets                          $ 42,840,293         $ 51,856,224
                                              =============        =============

      LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    122,629         $    171,610
  Accrued interest on senior notes payable         456,029            3,228,946
                                              -------------        -------------
        Total current liabilities                  578,658            3,400,556
                                              -------------        -------------
9-1/2% senior notes payable                    108,007,000          115,434,000
                                              -------------        -------------
        Total liabilities                      108,585,658          118,834,556
                                              -------------        -------------
Contingencies                                        ---                 ---

Members' deficiency                            (65,745,365)         (66,978,332)
                                              -------------        -------------
        Total liabilities and
           members' deficiency                $ 42,840,293         $ 51,856,224
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

        For the Three and Nine Month Periods ended September 30, 2002 and 2001

                                   (Unaudited)
                          -----------------------------


                                        For the three           For the three           For the nine            For the nine
                                        months ended            months ended            months ended            months ended
                                        September 30, 2002      September 30, 2001      September 30, 2002      September 30, 2001
                                        -------------------     --------------------    -------------------     -------------------


Revenue
  25% of relinquishment payments -
   Trading Cove Associates                      $ 3,350,000            $  1,370,975            $ 14,361,000            $  1,370,975
  Organizational and administrative
   fee income - Trading Cove Associates                 ---               1,491,719                    ---               11,810,877
  Interest and dividend income                      134,573                 321,683                 461,120               1,124,131
                                         ------------------      ------------------      ------------------      ------------------

                 Total revenue                    3,484,573               3,184,377              14,822,120              14,305,983
                                         ------------------      ------------------      ------------------      ------------------


Expenses
  Interest expense                                2,866,112               3,111,623               8,514,973               8,819,436
  Salaries - related parties                        225,938                 177,804                 617,606                 514,073
  General and administrative                         59,870                 177,276                 305,335                 406,591
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                   95,274                  95,274                 282,716                 282,716
  Amortization on deferred financing costs           91,716                  91,716                 275,148                 275,148
  Depreciation                                        2,695                   2,695                   8,085                   8,085
                                         ------------------      ------------------      ------------------      ------------------

                 Total expenses                   3,341,605               3,656,388              10,003,863              10,306,049
                                         ------------------      ------------------      ------------------       ------------------
                                                    142,968                (472,011)              4,818,257               3,999,934
  Equity in loss of
    Trading Cove Associates                         (56,393)               (954,137)               (215,228)             (2,724,355)
                                         ------------------       -----------------      ------------------       ------------------

                 Net income (loss)              $    86,575            $ (1,426,148)            $ 4,603,029            $  1,275,579
                                         ==================      ==================      ==================      ===================


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Members' Deficiency

          For the Nine Month Periods ended September 30, 2002 and 2001

                                   (Unaudited)
                                 ---------------


                  For the Nine Months Ended September 30, 2002



Balance, January 1, 2002                                $(66,978,332)

Contributions                                                ---

Distributions                                             (3,370,062)

Net income                                                 4,603,029
                                                        -------------
Balance, September 30, 2002                            $(65,745,365)
                                                        =============



                  For the Nine Months Ended September 30, 2001



Balance, January 1, 2001                                $(71,813,244)

Contributions                                                ---

Distributions                                             (1,575,660)

Net income                                                 1,275,579
                                                        -------------
Balance, September 30, 2001                            $ (72,113,325)
                                                        =============


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

          For the Nine Month Periods ended September 30, 2002 and 2001

                                   (Unaudited)
                          -----------------------------



                                                    2002             2001
                                              ---------------  ----------------

Cash flows from operating activities
  Net income                                      $ 4,603,029       $ 1,275,579
                                              ---------------  ----------------

  Adjustments to reconcile net income
    to net cash provided by operating
       activities
         Amortization                                 557,864           557,864
         Depreciation                                   8,085             8,085
         Equity in loss of
            Trading Cove Associates                   215,228         2,724,355
         Changes in operating assets and
            liabilities
               Decrease in due from Trading Cove
                  Associates                        5,007,604           907,306
               Increase in other current assets       (22,636)           (7,915)
               (Decrease) increase in accrued
                  expenses and accounts payable       (48,981)           40,428
               Decrease in accrued interest on
                  senior notes payable             (2,772,917)       (2,860,635)
                                               ---------------  ----------------
                      Total adjustments             2,944,247         1,369,488
                                               ---------------  ----------------

                      Net cash provided by
                        operating activities        7,547,276         2,645,067
                                               ---------------  ----------------

Cash flows from investing activities
  Contributions to Trading Cove Associates           (800,000)         (950,000)
  Distributions from Trading Cove Associates        1,350,000           600,000
  Sales and (purchases) of restricted
    investments - net                                 907,899           880,224
                                               ---------------  ----------------
                      Net cash provided by
                        investing activities        1,457,899           530,224
                                               ---------------  ----------------

 Cash flows from financing activities
   Redemption of  9-1/2% senior notes              (7,427,000)       (4,257,000)
   Distributions to member                         (3,370,062)       (1,575,660)
                                               ---------------  ----------------
                      Net cash used in
                        financing activities      (10,797,062)       (5,832,660)
                                               ---------------  ----------------

Net decrease in cash and cash equivalents          (1,791,887)       (2,657,369)

Cash and cash equivalents at beginning
   of period                                        3,570,949         4,024,021

                                                --------------  ----------------
Cash and cash equivalents at end of period        $ 1,779,062       $ 1,366,652
                                               ===============  ================


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest      $11,287,890       $11,680,071
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



                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2001 audited financial statements and should be read in conjunction with the Company's 2001 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") File No. 333-17795 on March 28, 2002. The condensed balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2002, the results of operations for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and statements of member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") has issued $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "125 Million Senior Notes") in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").


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

2.      Trading Cove Associates - Equity Investment:

As of September 30, 2002 and 2001, the following summary information relates to TCA. Total revenues and net income (loss) are for the nine-month periods ended September 30, 2002 and 2001:

                                                2002              2001
                                            ------------     ------------

Total assets                               $  11,834,755     $  11,122,294
Total liabilities                            (10,577,457)      (10,331,312)
                                           -------------     -------------
Partners' capital                          $   1,257,298     $     790,982
                                           =============     =============

Total revenue                              $  36,382,350     $  29,057,965
                                           =============     =============

Net income (loss)                          $     229,585     $  (4,788,667)
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  5,778,458      $  7,944,454
  Contributions                                 800,000           950,000
  Distributions                              (1,350,000)         (600,000)
                                            ------------      ------------
                                              5,228,458         8,294,454
                                            ------------      ------------
Income (loss) from Trading Cove
  Associates                                    114,793        (2,394,334)
Amortization of interests
   purchased                                   (330,021)         (330,021)
                                            ------------      ------------
Equity in income (loss) of
   Trading Cove Associates                     (215,228)       (2,724,355)
                                            ------------      ------------
Trading Cove Associates -
  equity investment, end of period         $  5,013,230      $  5,570,099
                                           =============      ============


3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Kerzner Investments Connecticut,Inc. ("Kerzner Investments") formerly Sun Cove Limited, former partner of TCA, RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the Company and Finance's $65 Million Senior Notes were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a subsequent complaint against the Company and certain other defendants (see Note 6).

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's management agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at September 30, 2002 and 2001 amounts to $2,421,898 and $2,043,908, respectively.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.00% after March 14, 2010). On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%. In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

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

The fair value of the Company's long term debt at September 30, 2002 and December 31, 2001 is estimated to be approximately $111,787,000 and $118,897,000, respectively, based on the quoted market price for the same issue.


5.      Certain Relationships and Related Transactions

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Agreement Relating to Development Services (the "Development Services Agreement Phase II") was entered into between TCA and Kerzner International Management Limited ("KIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority an instrumentality of the Mohegan Tribe of Indians of Connecticut (the "Tribe") under the Development Agreement, as defined. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner
Investments a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, as defined, less all costs incurred by TCA in connection with the Project, as defined. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. KIML has further subcontracted (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction") to provide certain of those services assigned to KIML by TCA. This Local Construction Services Agreement was also assigned to Kerzner Investments. The fee payable by Kerzner Investments to Construction as and when Kernzer Investments receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000, $1,238,000 and $6,474,000, respectively, as partial payment
Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001,
respectively.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine months ended September 30, 2002 and 2001 the Company paid and incurred $617,606 and $514,073, respectively, as an expense pursuant to Len Wolman's employment agreement.

For the nine months ended September 30, 2002 and 2001 approximately $35,600 and $677,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., a related party. Cost of the improvement is being depreciated over five years. Expense for each of the nine months ended September 30, 2002 and 2001, was $4,860.

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

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions are to be completed by June 30, 2003. A trial date has not been set.

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


Development and Operational Activities
--------------------------------------

The Company is a special purpose Company formed solely for the purpose of holding its partnership interest in TCA, a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun.


Trading Cove Associates
-----------------------

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Tribe and the Authority, in obtaining federal recognition, negotiate the tribal-state compact with the State of Connecticut, obtain financing for the development of the Mohegan Sun located on certain Tribal land in Uncasville, Connecticut, negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participate in the design and development of the Mohegan Sun, which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, and until January 1, 2000, TCA had overseen the Mohegan Sun's day-to-day operations. The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("Kerzner International").



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

For the quarter and nine months ended September 30, 2002, total Relinquishment Fees earned were $8,171,882 and $34,838,880, respectively. For the quarter and nine months ended September 30, 2001, total Relinquishment Fees earned were $5,833,465 and $26,960,508, respectively. Relinquishment Fees are based upon Revenues reported to TCA by the Authority.



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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
           July 19, 2002                         581,000
           October 18, 2002                      238,000
                                             -----------
                                             $13,748,000
                                             ===========

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and KIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

KIML has  further  subcontracted  with  Construction  (the  "Local  Construction
Services Agreement") to provide certain of those services assigned to KIML by TCA. This agreement was also assigned to Kerzner Investments. Kerzner Investments shall pay 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.


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

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Kerzner Investments who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and TCA is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget (excluding capitalized interest) of $800 million for the Project. In a press release dated May 5, 2002 the Tribe indicated that the cost of completing the Project is estimated to be $1.0 billion (excluding capitalized interest) which represents an increase of $40 million over the previous estimate of $960 million. Based upon the latest estimated cost of completing the Project of $1.0 billion (excluding capitalized interest) such Development Services Fee Phase II and expenses are expected to be approximately $30 million. Such Development Services Fee Phase II are only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. If the total estimated costs of the Project of $1.0 billion (excluding capitalized interest) increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

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

For the nine months ended September 30, 2002 the Company received $11,611,000 from TCA and $3,550,000 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $34,839,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $1,232,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. For the nine months ended September 30, 2001 the Company received $10,719,158 from TCA and $3,062,694 was due from TCA which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $26,961,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the same period and $5,768,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

Amended and Restated Omnibus Termination Agreement
--------------------------------------------------

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the " Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine months ended September 30, 2002 and 2001, $0 and $1,282,000 ($641,000 to Kerzner Investments and $641,000
          to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to September 30, 2002 these capital contributions aggregated $6,700,000. From January 1, 2000 to September 30, 2002 $6,300,000 has
          been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of September 30, 2002, $400,000 in capital contributions remained outstanding. On October 28, 2002, a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No payments are required or due at September 30, 2002. The contingent obligation at September 30, 2002 was approximately $10,429,000.


     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For each of the nine months ended September 30, 2002 and 2001, $3,750,000 had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the nine months ended September 30, 2001, $23,621,754 ($11,810,877 to KIML and
          $11,810,877 to the Company) had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments. For the nine months ended September 30, 2002 and 2001, $28,722,000 ($14,361,000 to
          Kerzner Investments and $14,361,000 to the Company) and $2,741,951, ($1,370,976 to Kerzner Investments and $1,370,975 to the Company), respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at September 30, 2002 was approximately $12,600,000.

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

Results of Operations
---------------------

Comparison of Operating Results for the Quarters ended September 30, 2002
-------------------------------------------------------------------------
and 2001
--------

Total revenue for the three months ended September 30, 2002 was $3,484,573 compared with $3,184,377 for the three months ended September 30, 2001. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payment to TCA and offset by a decrease in Development Fee payment to TCA and by the timing of payments pursuant the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $1,979,025 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $1,491,719. In addition interest and dividend income decreased by $187,110.

Total expenses for the quarter ended September 30, 2002 was $3,341,605 compared with $3,656,388 for the quarter ended September 30, 2001. Interest expense decreased by $245,511 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $3,805,000, $4,031,000 and $3,396,000 on September 15, 2001, March 15, 2002 and September 15, 2002, respectively, salaries - related parties increased by $48,134 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $117,406 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II Other Information:
Item I Legal Proceedings totaling approximately $126,200 and offset by an increase in insurance expense of approximately $4,300 and by an increase in miscellaneous expense of approximately $4,500).

Equity in loss of Trading Cove Associates was $56,393 for the three months ended September 30, 2002 compared with $954,137 for the three months ended September 30, 2001 as a result of income from Trading Cove Associates of $53,614 for the three months ended September 30, 2002, due to revenues exceeding payments pursuant to the Amended and Restated Omnibus Termination Agreement during the period compared with a loss of $844,130 for the three months ended September 30, 2001 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

As a result of the foregoing factors the Company experienced net income of $86,575 for the quarter ended September 30, 2002 compared with a net loss of $(1,426,148) for the quarter ended September 30, 2001.


Comparison of Operating Results for the Nine Months ended September 30, 2002
----------------------------------------------------------------------------
and 2001.
---------

Total revenue for the nine months ended September 30, 2002 was $14,822,120 compared with $14,305,983 for the nine months ended September 30, 2001. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA and offset by a decrease in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", increased by $12,990,025 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $11,810,877. In addition interest and dividend income decreased by $663,011.

Total expenses for the nine months ended September 30, 2002 was $10,003,863 compared with $10,306,049 for the nine months ended September 30, 2001. Interest expense decreased by $304,463 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $3,805,000, $4,031,000 and $3,396,000 on September 15, 2001, March 15, 2002 and September 15, 2002,
respectively, salaries - related parties increased by $103,533 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $101,256 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item I Legal Proceedings, totaling approximately $124,500, by a decrease in other legal expenses of approximately $8,000 and offset by an increase in insurance expense of approximtely $13,800, by an increase in bank sweep fees of approxiamtely $9,100, by an increase in miscellaneous expense of approximately $5,800 and by an increase in payroll taxes of approximately $1,800).

Equity in loss of Trading Cove Associates was $215,228 for the nine months ended September 30, 2002 compared with $2,724,355 for the nine months ended September 30, 2001 as a result of income from Trading Cove Associates of $114,793 for the nine months ended September 30, 2002, due to revenues exceeding payments pursuant to the Amended and Restated Omnibus Termination Agreement during the period, compared with a loss of $2,394,334 for the nine months ended September 30, 2001, due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.


As a result of the foregoing factors the Company experienced net income of $4,603,029 for the nine months ended September 30, 2002 compared with net income of $1,275,579 for the nine months ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. During September 1997 and on October 12, 1998 and 1999, the Company purchased from Kerzner International $2.5 million Authority subordinated notes plus accrued and unpaid interest and completion guarantee fee amounts (total cost approximately $2.8 million for each transaction).

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

During 1999, 2000, 2001, on January 11, 2002, on June 10, 2002 and on September 10, 2002 the Company distributed $886,285, $3,059,393, $1,739,660, $1,416,900,
$1,925,862 and $27,300 respectively to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $65,745,000 and $72,113,000 at September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002 and 2001, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $7,547,276 and $2,645,067, respectively.

Current assets decreased from $38,127,059 at December 31, 2001 to $30,442,305 at September 30, 2002. The decrease was caused primarily by the redemption on March 15, 2002 and September 15, 2002 of $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000, respectively, by the scheduled semi-annual payment of interest on March 15, 2002 and September 15, 2002 on the $125 Million Senior Notes in the amounts of approximately $5,483,000 and $5,292,000, respectively, and offset by approximately $7,457,000 of cash provided by operations and by the distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,400,556, at December 31, 2001 to $578,658 at September 30, 2002. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,773,000 and by a decrease in accrued expenses and accounts payable of approximately $49,000 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II Other Information: Item I Legal Proceedings of approximately $68,300, and offset by an increase in the amount due for salaries - related parties of approximately $9,100 and by an increase in the amount due for accounting services of approximately $9,800).

For the nine months ended September 30, 2002 and 2001, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $1,457,899 and $530,224, respectively. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments - net of approximately $907,900, distributions from TCA of $1,350,000 and offset by contributions to TCA of $800,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments - net of approximately $880,200, distributions from TCA of $600,000 and offset by contributions to TCA of $950,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun).

The Company anticipates that up to $1,150,000 in additional contributions may have to be made to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of September 30, 2002
$4,350,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the nine months ended September 30, 2002 and 2001, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $10,797,062 and $5,832,660, respectively. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, and by tax distributions to the Company's sole member of $3,370,062. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes, in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, and by tax distributions to the Company's sole member of $1,575,660.


The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%.

If certain specified conditions are met, the Indenture allows the Company to make a dividend (a "Permitted Dividend") to Waterford Group in an amount not to exceed the amount by which the amount in the Interest Reserve Account (as defined in the Indenture) exceeds the IRA Required Balance (as defined in the Indenture). Such a dividend is payable following the Mohegan Note Transfer (as defined in the Indenture), but in no event prior to Completion (as defined in the Indenture), and if (a) no default or event of default under the Indenture is continuing at the time of, or would occur after giving pro forma effect to, such dividend and (b) on the date such dividend is made the Consolidated Coverage Ratio (as defined in the Indenture) for the two full fiscal quarters ended immediately prior to the date such dividend is paid, after giving effect on a pro forma basis to such dividend, would be greater than or equal to 2 to 1. The Company believes that the conditions set forth in clauses (a) and (b) above have been met and accordingly a Permitted Dividend in the amount of $15 Million was made on November 1, 2002.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2002 and December 31, 2001. The fair market value of the Company's long-term debt at September 30, 2002 and December 31, 2001 is estimated to be approximately $111,787,000 and $118,897,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2002 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.67%, has a face value of $15,158,000 and matures October 21, 2002, and an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.64%, has a face value of $10,208,000 and matures March 7, 2003. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions are to be completed by June 30, 2003. A trial date has not been set.

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



(b)  Reports on Form 8-K
     -------------------

(i)       Form 8-K filed on August 16, 2002

          Item 5.

          On August 14, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a Form 12b-25, Notice of Late Filing for Form 10-Q, under the Securities Act of 1933, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the
          Authority's electronic filing of such report on Form 12b-25, Securities and Exchange Commission file reference No. 033-80655.

          Date of Report: August 14, 2002



(ii)      Form 8-K filed on August 21, 2002

          Item 5.

          On August 19, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002, and a current report on Form 8-K, a copy of which is filed as an exhibit to this report and is incorporated herein by reference to the Authority's electronic filing of such reports on Form 10-Q and Form 8-K with Securities and Exchange Commission file reference No. 033-80655.

          Date of Report: August 19, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 6, 2002               By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: November 6, 2002               By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer




