Form 10-K
period 2002-12-31
WATERFORD GAMING LLC
filed 2003-03-26
CIK 1028911

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

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

       NONE
Title of each class     Name of each exchange on which registered



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

                         WATERFORD GAMING, L.L.C.
                            INDEX TO FORM 10-K

PART I.                                                      PAGE

Item 1.   Business                                              1
Item 2.   Properties                                            7
Item 3.   Legal Proceedings                                     7
Item 4.   Submission of Matters to a Vote of Security Holders   7

PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                           8
Item 6.   Selected Financial Data                               8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                          13
Item 8.   Financial Statements and Supplementary Data          13
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  13

PART III.

Item 10.  Directors and Executive Officers of the Registrant   14
Item 11.  Executive Compensation                               15
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                           15
Item 13.  Certain Relationships and Related Transactions       16

PART IV.

Item 14.  Control Proceedures                                  17
Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                  18

Signatures                                                     22
Certifications                                                 23


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



The Limited Liability Company Agreement of the Company (the "Agreement") is effective until September 30, 2020 and may be terminated by the member or upon the occurrence of events as stated in the Agreement. The Agreement provides for the property, affairs and business of the Company to be managed by a four-member Board of Directors which consists of two directors appointed by Slavik Suites, Inc. ("Slavik") and two directors appointed by LMW Investments, Inc. ("LMW") (the "Board of Directors"). A quorum for the Board of Directors requires all four members. LMW and Slavik initially contributed capital to the Company consisting of all of their respective interests in TCA. Prior to the offering of the Company's and Finance's 12-3/4% senior notes due November 15, 2003 of which $65,000,000 in aggregate principal amount was issued on November 8, 1996 (the "$65 Million Senior Notes"), Slavik and LMW were partners of TCA. In connection with the formation of the Company, Slavik and LMW each contributed to the Company their interests in TCA in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the $65 Million Senior Notes, (i) $6,666,667 of the proceeds were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3,333,333 of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the $65 Million Senior Notes to purchase RJH Development Corp.'s ownership interest in TCA. As a result of these transactions (collectively the "Reorganization"), Slavik and LMW owned 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of TCA. As a result of the Reorganization, the only two partners of TCA are the Company and Kerzner Investments Connecticut Inc. ("Kerzner Investments"), formerly Sun Cove Limited.

In connection with the Company's and Finance's issuance on March 17, 1999 of $125 Million 9-1/2% senior notes which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik and LMW have contributed their respective interests in the Company concurrently to a Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are as follows:


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

Additional capital contributions may be made to the Company by its member. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by its member pursuant to the terms set forth in the Agreement; however, the indenture, between the Company and Finance, as the Issuers, and U.S. Bank Corporate Trust Services, as Trustee, relating to $125 Million Senior Notes (the "Indenture"), prohibits the Company from incurring additional indebtedness. The Agreement also provides that any disputes which arise under the Agreement and which remain unresolved after 30 days will be settled through arbitration.

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

If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) at a redemption price equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after March 14, 2002, 106.045% after March 14, 2003, 105.182%
after March 14, 2004,  104.318%  after March 14, 2005,  103.455% after March 14,
2006,  102.591% after March 14, 2007,  101.727%  after March 14, 2008,  100.864%
after March 14, 2009, and to 100.000% after March 14, 2010). In certain circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes. As of December 31, 2002 and March 17, 2003, the Company had redeemed $16,993,000 and $22,651,000, respectively, of $125 Million Senior Notes.

The Indenture relating to the $125 Million Senior Notes contains certain affirmative and negative covenants customarily contained in agreements of that type, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money,
(ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

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


Trading Cove Associates Material Agreements
-------------------------------------------

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



A summary of relinquishment payments received by TCA is as follows:

                           Senior              Junior             Total
                          -----------         -----------        -----------
April 25, 2002            $ 6,228,559         $   ---            $ 6,228,559
July 25, 2002               7,104,939          13,333,500         20,438,439
October 25, 2002            8,171,882             ---              8,171,882
January 27, 2003            7,748,971          15,920,852         23,669,823
                          -----------         -----------        -----------
Relinquishment Fees
 for the year ended
  December 31, 2002       $29,254,351         $29,254,352        $58,508,703
                          ===========         ===========        ===========

April 25, 2001            $ 5,090,622         $   ---            $ 5,090,622
July 25, 2001               5,472,900          10,563,521         16,036,421
September 7, 2001              68,233              68,234            136,467
October 25, 2001            5,765,232             ---              5,765,232
January 25, 2002            6,460,672          12,225,904         18,686,576
                          -----------         -----------        -----------
Relinquishment Fees
 for the year ended
   December 31, 2001      $22,857,659         $22,857,659        $45,715,318
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


Development Agreement
---------------------

TCA and the Authority entered into a development services agreement on February 7, 1998. Under this "Development Agreement", TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee"). On May 24, 2000 TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project. The first phase of the Project, including the Casino of the Sky, the Shops at Mohegan Sun and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At December 31, 2002 the Project had been substantially completed.

The Authority pays the Development Fee to TCA quarterly which began on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
           July 19, 2002                         581,000
           October 18, 2002                      238,000
           January 24, 2003                       84,000
                                             -----------
                                             $13,832,000
                                             ===========

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and Kerzner International Management Limited ("KIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner
Investments a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

KIML has further subcontracted with Wolman Construction LLC ("Construction") (the "Local Construction Services Agreement") to provide certain of those services assigned to KIML by TCA. This agreement was also assigned to Kerzner Investments. Kerzner Investments shall pay 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.

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


Amended and Restated Omnibus Termination Agreement
--------------------------------------------------

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash to pay the following obligations in the priority set forth below:

     (a)  First,  to  pay all  unpaid  amounts  which  may  be due  under   the
          terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2002 and 2001, $0 and $1,712,791 ($856,396 to Kerzner Investments and
          $856,395 to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.


     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2002 these capital contributions aggregated $7,100,000. $6,700,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of December 31, 2002, $400,000 in capital contributions remained outstanding. On January 28, 2003, a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No payments are required or due at December 31, 2002. The contingent obligation at December 31, 2002 was approximately $10,216,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For each the years ended December 31, 2002 and 2001, $5.0 million had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the year ended December 31, 2001, $23,621,754 ($11,810,877 to KIML and $11,810,877 to
          the Company) had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments. For the years ended December 31, 2002 and 2001, $50,765,000 ($25,382,500 to
          Kerzner Investments and $25,382,500 to the Company) and $19,457,160 ($9,728,580 to Kerzner Investments and $9,728,580 to the Company), respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at December 31, 2002 was approximately $2,392,000.

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

The Mohegan Tribal Gaming Authority
-----------------------------------

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation located in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "Mohegan Compact") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "Management Board"), which consists of the nine members of the Tribal Council (the governing body of the Tribe).

Under the terms of the Relinquishment Agreement on December 31, 1999 the Management Agreement terminated and on January 1, 2000 the Tribe assumed day-to-day management of the Mohegan Sun.

The Tribe and the Authority have entered into a land lease ("Lease") pursuant to which the Tribe is leasing to the Authority the land on which the Mohegan Sun is located (the "Site"). The Site is part of the Tribe's approximately 405-acre reservation which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.



The Mohegan Sun
---------------

The Authority owns and operates the Mohegan Sun, an approximately 3.0 million square foot full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. The Mohegan Sun opened in October 1996 and recently the Authority substantially completed the Project. The Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.



The full-service gaming and entertainment complex includes the following:

Casino of the Earth. The Casino of the Earth, the original casino at the Mohegan Sun, has approximately 176,500 square feet of gaming space and offers approximately 3,640 slot machines, 170 table games (including blackjack, roulette, craps and baccarat) and 36 poker tables. Food and beverage amenities, include three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a 24-hour coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats. An approximately 10,000 square foot, 440-seat lounge features live entertainment seven days a week. There is an approximately 9,000 square foot simulcasting race book facility, an approximately 3,000 square foot, 50-seat Keno lounge and three retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to clothing to cigars.

Casino of the Sky. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers approximately 2,560 slot machine and 90 table games (including blackjack, roulette, craps and baccarat). Food and beverage amenities, include two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop with room service, a 350-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Mohegan Sun, as well as four full-service and three quick-service restaurants and one lounge operated by third-parties, for a total of approximately 2,200 restaurant seats, the Mohegan Sun Arena with seating for up to 10,000, a 300-seat cabaret, a child care facility and an arcade-style recreation area, The Shops at Mohegan Sun containing approximately 30 different retail shops, six of which are owned by the Authority, an approximately 1,200-room luxury hotel, a 20,000 square foot spa and approximately 100,000 square feet of convention space.

As of September 30, 2002, Mohegan Sun had parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline station and convenience center located adjacent to the Mohegan Sun.

The information concerning Kerzner International, the Tribe and the Authority has been derived from publicly filed information.


Internet Address
----------------

The Company's internet address is http://www.waterfordgroup.net. In light of the limited trading market for the Company's securities, the Company does not currently make its periodic and current reports available, free of charge, on its website. The Company's periodic and current reports are available, however, free of charge, on the Commission's website, at www.sec.gov. The Company will provide electronic or paper copies of its filings free of charge upon request.


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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgement seeking dismissal of the counterclaims in full. This motion for summary judgement is pending.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2002.



                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

                                    For the Year Ended
                                    ------------------


                                    2002                 2001                 2000                 1999                 1998
                               --------------       --------------       --------------       --------------       --------------


OPERATING RESULTS
  Organizational and
   administrative fee income-
     Trading Cove Associates    $     ---            $  11,810,877        $  11,649,600        $  14,252,209        $   4,231,768
  25% of relinquishment
   payments-Trading Cove
     Associates                   25,382,500             9,728,580              ---                  ---                  ---
  Interest and dividend
   income                            534,012             1,330,711            1,894,738            6,144,502            4,873,323
  Subordinated notes fee
   income-Trading Cove
     Associates                       ---                  ---                  692,782            3,731,806            3,229,253
  Completion guarantee notes
   fee income-Trading Cove
     Associates                       ---                  ---                  215,625              903,438              467,500
  Management services income-
   Trading Cove Associates            ---                  ---                  ---                1,664,699            3,584,313
                               --------------       --------------       --------------       --------------       --------------
  Total revenue                    25,916,512           22,870,168           14,452,745           26,696,654           16,386,157
                               --------------       --------------       --------------       --------------       --------------

  Total expenses                  (13,102,082)         (13,579,600)         (13,490,367)         (24,789,253)          (9,576,278)

  Equity in income (loss)
   of Trading Cove Associates         218,880           (2,715,996)            (574,002)           6,115,300             (482,869)
                               --------------       --------------       --------------       --------------       --------------
  Net income                    $  13,033,310        $   6,574,572        $     388,376        $   8,022,701        $   6,327,010
                               ==============       ==============       ==============       ==============       ==============
OTHER DATA:
  Interest expense              $  11,080,139        $  11,560,994        $  11,641,049        $  19,045,076        $   7,837,552
  Net cash used in
   operating activities               ---                  ---                1,556,537              ---                  ---
  Net cash provided by
   operating activities            10,639,911            5,394,941              ---               21,753,116            2,561,515
  Net cash used in
   investing activities               ---                  ---               14,557,877              ---                  ---
  Net cash provided by
   investing activities            16,395,304              148,647              ---               18,920,350            1,020,625
  Net cash used in
   financing activities            25,947,562            5,996,660           40,199,182              ---                1,031,555
  Net cash provided by
   financing activities               ---                  ---                  ---               16,880,807              ---

YEAR-END STATUS:
  Total current assets          $  26,032,197        $  38,127,059        $  34,708,598        $  72,724,437        $   6,459,361
  Trading Cove Associates -
   equity investment                5,447,338            5,778,458            7,944,454            9,041,568            8,662,198
  Beneficial interest-Leisure
   Resort Technology, Inc.          4,540,039            4,918,029            5,296,019            5,674,009            4,191,909
  Investment in 15%
   subordinated notes
    receivable                         ---                 ---                  ---                  ---               32,059,517
  Investment in completion
   guarantee subordinated
    notes receivable                   ---                 ---                  ---                  ---                5,075,000
  Deferred financing costs net
   of accumulated amortization      2,643,338            3,010,202            3,377,066            3,781,051            3,339,780
  Fixed assets net of
   accumulated depreciation            11,696               22,476               33,256               44,036              ---
                               --------------       --------------       --------------       --------------       --------------
  Total assets                  $  38,674,608        $  51,856,224        $  51,359,393        $  91,265,101        $  59,787,765
                               ==============       ==============       ==============       ==============       ==============

  Total current liabilities     $   3,133,192        $   3,400,556        $   3,481,637        $   3,576,539        $   1,037,887
  12-3/4% senior notes
   payable                           ---                   ---                  ---                  ---               61,471,000
  9-1/2% senior notes
   payable                        108,007,000          115,434,000          119,691,000          122,159,000              ---
                               --------------       --------------       --------------       --------------       --------------
  Total liabilities             $ 111,140,192        $ 118,834,556        $ 123,172,637        $ 125,735,539        $  62,508,887
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

Although TCA is entitled to a $14.0 million Development Fee under the Development Agreement, it has entered into a subcontract with Kerzner Investments who has subcontracted with affiliates of the Company to provide certain of the services required by such agreement and is to pay such subcontractors a Development Services Fee Phase II and incur expenses equal to 3% of the total cost of the Project. On October 13, 2000 the Tribe approved a $160 million increase to the original budget (excluding capitalized interest) of $800 million for the Project. In a press release dated May 5, 2002 the Tribe indicated that the cost of completing the Project is estimated to be $1.0 billion (excluding capitalized interest) which represents an increase of $40 million over the previous estimate of $960 million. Based upon the latest estimated cost of completing the Project of $1.0 billion (excluding capitalized interest) such Development Services Fee Phase II and expenses are expected to be approximately $30 million. Such Development Services Fee Phase II is only payable to the extent of available cash flow. Thus, ultimately TCA may pay more in Development Services Fee Phase II to its subcontractors and expenses than it will receive under the Development Agreement. If the total estimated costs of the Project of $1 billion (excluding capitalized interest) increase, then the total Development Services Fee Phase II and expenses paid by TCA will increase proportionately, which reduces the cash flow distributable to the Company.

While the Company expects its future operating cash flows will be sufficient to cover its expenses, including interest costs, the Company cannot give any assurance that it will be able to do so.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liablities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The notes to the Company's financial statements included in Item 8 contain a summary of significant accounting policies and methods used in the preparation of the Company's financial statements. However, in the opinion of management, the Company does not have any individual accounting policy that is critical in the preparation of its financial statements. This is due to the definitive nature of the business in which the Company is engaged. Also, in many cases, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following is a review of the more significant accounting policies and methods used by the Company:

     Revenue Recognition - The Company receives revenue from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of revenues earned relies upon the fees earned by TCA pursuant to its Relinquishment Agreement and the Development Agreement with the Authority. Revenues are accrued when determinable and payment is assured.

     Concentration of Credit Risk - The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based upon the operating results of the Authority and the related Relinquishment Fees, as defined, and Development Fee, as defined, paid and to be paid by the Authority.

     Equity Investments - The Trading Cove Associates, equity investment, is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for their 12.5% interest in TCA. This amount is amortized over the terms of the related agreement.


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


Table of Contractual Obligations
--------------------------------

The following table provides an overview of the Company's aggregate contractual obligations as of the latest fiscal year end balance sheet date.


Contractual Obligations                               Payments due by period
-----------------------                               ----------------------

                                Total        Less than       1-3 years       3-5 years       More than
                                              1 year                                          5 years
                                -----        ---------       ---------       ---------       ---------

Long-Term Debt
  Obligations (1)                (1)            (1)             (1)             (1)             (1)
Capital Lease
  Obligations                     0              0               0               0               0
Operating Lease
  Obligations                     0              0               0               0               0
Purchase Obligations              0              0               0               0               0
Other Long-Term
  Liabilities on the
   Registrant's Balance
    Sheet under
     GAAP                         0              0               0               0               0
                                -----        ---------       ---------       ---------       ---------
Total                            (1)            (1)             (1)             (1)             (1)
                                =====        =========       =========       =========       =========


(1) The Company's long-term debt consists of obligations under its $125 Million Senior Notes. $108,007,000 in aggregate principal amount of $125 Million Senior Notes is currently outstanding. Interest on the outstanding principal amount of $125 Million Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 9.5% per annum. The outstanding pricipal amount of $125 Million Senior Notes is due and payable in full on March 15, 2010. In addition to making payments of principal and interest as decribed in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their $125 Million Senior Notes with any "Company Excess Cash" (as defined in the indenture governing the $125 Million Senior Notes) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 109.5% for redemptions made between March 15, 1999 and May 14, 2000, to 100% for redemptions made after March 14, 2010. Any reduction in pricipal amount of the $125 Million Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.


Sources of Revenues
-------------------

The Company has one primary source of revenue and cash flow: payments from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees and Development Fee payments by the Authority.


Distributions on the Company's partnership interest in TCA
----------------------------------------------------------

For the years ended December 31, 2002 and 2001, the Company received $15,161,000 and $13,781,853 from TCA in accordance with the Amended and Restated Omnibus Termination Agreement. TCA earned Relinquishment Fees of approximately $58,509,000 and approximately $45,715,000 in each of the years then ended, respectively, pursuant to the Relinquishment Agreement. In addition, TCA earned Development Fees of $1,316,000 and $7,028,000, respectively, during the same period. At December 31, 2002 and 2001, respectively, $11,021,500 and $8,357,604 was due from TCA.


Results of Operations
---------------------

Comparison of Operating Results for the Years Ended
---------------------------------------------------
December 31, 2002 and 2001
--------------------------

Total revenue for the twelve months ended December 31, 2002 was $25,916,512 compared with $22,870,168 for the twelve months ended December 31, 2001. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA and offset by a decrease in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" increased by $15,653,920 and organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" decreased by $11,810,877. In addition, interest and dividend income decreased by $796,699.

Total expenses for the twelve months ended December 31, 2002 was $13,102,082 compared with $13,579,600 for the twelve months ended December 31, 2001. Interest expense decreased by $480,855 due primarily to the redemption of the $125 Million senior notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, salaries - related parties increased by $127,933 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $124,596 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, totaling approximately $156,000 and offset by an increase in insurance expense of approximately $17,600, by an increase in miscellaneous expense of approximately $6,400 and by an increase in accounting fees of approximately $8,300).

Equity in income (loss) of Trading Cove Associates for the year ended December 31, 2002 was $218,880 compared with $(2,715,996) for the year ended December 31, 2001. The Company has included amortization of purchased interests of $440,028 in each year's equity income(loss). The Company's share of TCA's results fluctuates based upon revenues received by TCA under the Relinquishment Agreement and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. Accordingly, the Company's share of TCA's net income(loss) was $658,900 and $(2,275,968) for the years ended December 31, 2002 and 2001, respectively.

As a result of the foregoing factors the company experienced net income of $13,033,310 for the twelve months ended December 31, 2002 compared with net income of $6,574,572 for the twelve months ended December 31, 2001.


Comparison of Operating Results for the Years Ended
---------------------------------------------------
December 31, 2001 and 2000
--------------------------

Total revenue for the twelve months ended December 31, 2001 was $22,870,168 compared with $14,452,745 for the twelve months ended December 31, 2000. This increase was primarily attributable to an increase in Revenues of the Mohegan Sun which resulted in greater Relinquishment Fees payments to TCA, by an increase in Development Fee payments to TCA and by the timing of payments pursuant to the Amended and Restated Omnibus Termination Agreement. Organizational and administrative fee income - Trading Cove Associates, as detailed under point (f) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" increased by $161,277, 25% of relinquishment payments - Trading Cove Associates, as detailed under point (g) of the table set forth above under "Amended and Restated Omnibus Termination Agreement" increased by $9,728,580, subordinated notes fee income - Trading Cove Associates and completion guarantee notes fee income - Trading Cove Associates, as detailed under point (c) of the table set forth above under "Amended and Restated Omnibus Termination Agreement", decreased by $692,782 and $215,625, respectively. In addition, interest and dividend income decreased by $564,027.

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

Equity in loss of Trading Cove Associates for the year ended December 31, 2001 was $2,715,996 compared with $574,002 for the year ended December 31, 2000 as a result of the increase in the loss from Trading Cove Associates of approximately $2,142,000 due to payments pursuant to the Amended and Restated Omnibus Termination Agreement exceeding revenues during the period.

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

During 1999 and 2000,  on January 11, 2001, on April 12, 2001, on June 11, 2001,
on December 19, 2001, on January 11, 2002, on June 10, 2002, on September 10, 2002, on December 26, 2002 and on January 13, 2003, the Company distributed $886,285, $3,059,393, $339,356, $30,104, $1,206,200, $164,000, $1,416,900,
$1,925,862,  $27,300, $150,500 and $1,290,900,  respectively, to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

On November 1, 2002 the Company distributed $15,000,000 to Waterford Group, as a Permitted Dividend, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income(loss) since inception, the Company has a members' deficit of approximately $72,500,000 and $67,000,000 at December 31, 2002 and 2001, respectively.

For the twelve months ended December 31, 2002 and 2001, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $10,639,911 and $5,394,941 respectively.

Current assets decreased from $38,127,059 at December 31, 2001 to $26,032,197 at December 31, 2002. The decrease was caused primarily by the distribution to Waterford Group on November 1, 2002, in the amount of $15,000,000, by the scheduled semi-annual payment of interest on March 15, 2002 and September 15, 2002 on the $125 Million Senior Notes in the amounts of approximately $5,483,000 and $5,292,000, respectively, by the redemption on March 15, 2002 and September 15, 2002 of $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000, respectively, and offset by approximately $10,640,000 of cash provided by operations and by the distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement

Current liabilities decreased from $3,400,556 at December 31, 2001 to $3,133,192 at December 31, 2002. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $208,000 (attributable to the redemption on March 15, 2002 and September 15, 2002 of $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000, respectively) and by a decrease in accrued expenses and accounts payable of approximately $59,600 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, of approximately $67,500, by a decrease in the amount due for accounting services of approximately $2,000, by a decrease in the amount due for miscellaneous expenses of approximately $2,300 and offset by an increase in the amount due for salaries-related parties of approximately $5,000 and by an increase in the amount due for other legal expenses of approximately $7,000).

For the years ended  December  31, 2002 and 2001 net cash  provided by investing activities (as shown in the statement of cash flows) was $16,395,304 and $148,647, respectively. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments-net of approximately $15,845,000, distributions from TCA of $1,550,000 and offset by contributions to TCA of $1,000,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments-net of approximately $699,000, distributions from TCA of $800,000 and offset by contributions to TCA of $1,350,000 (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun).


The Company anticipates that up to $550,000 in additional contributions may have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the project at the Mohegan Sun). As of December 31, 2002 $4,550,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the twelve months ended December 31, 2002 and 2001, net cash used in financing activities (as shown in the Statements of Cash Flows) was $25,947,562 and $5,996,660, respectively. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, and by distributions to the Company's sole member Waterford Group of approximately $18,521,000. The net cash used in financing activities in 2001 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, and tax distributions to the Company's sole member Waterford Group of approximately $1,740,000.

The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000, at the redemption price of 106.909%. On February 1, 2003 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $11,131,000 and accordingly on March 15, 2003 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 at the redemption price of $106.045%.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2002 and 2001. The fair market value of the Company's long-term debt at December 31, 2002 and 2001 is estimated to be approximately $111,787,000 and $118,897,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2002 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.64% and matures March 7, 2003 and an investment in the Federated Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Name                     Age                   Position

Len Wolman               48             Chairman of the Board and Chief
                                        Executive Officer
Alan Angel               46             Chief Financial Officer
Del J. Lauria            54             Director and Secretary
Mark Wolman              45             Director
Stephan F. Slavik        56             Director
Richard Slavik           52             Vice President

Len Wolman. Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Since 1986, Mr. Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Mr. Wolman is a managing partner of TCA. Mr. Wolman was instrumental in the formation of the relationship of TCA and the Tribe and had been actively working with the Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Wolman was actively involved in the development, construction and operation of the Mohegan Sun. Mr. Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Wolman is a Director and Officer of Slavik Suites, Inc., one of Waterford Group's members. Mr. Wolman is the brother of Mr. Mark Wolman. Mr. Wolman's wife and Mr. Angel's wife are sisters.

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


Item 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.

  Name                      Year Ended              Salary
 ------                    ------------            --------

Len Wolman (1)                2002                 $835,086
                              2001                 $707,153
                              2000                 $660,037

Del Lauria                    2002                 $    ---
                              2001                 $    ---
                              2000                 $    ---


Stephan F. Slavik             2002                 $    ---
                              2001                 $    ---
                              2000                 $    ---


Mark Wolman                   2002                 $    ---
                              2001                 $    ---
                              2000                 $    ---


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

     (1) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the years ended December 31, 2002, 2001, and 2000, $835,086, $707,153 and $660,037, respectively, was paid to Mr. Len Wolman pursuant to the employment contract.



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

The Company does not currently have in place any equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer is a managing partner of TCA.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and KIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II") equal to 3% of the development costs of the Project exclusive of capitalized interest, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. KIML has further subcontracted with Construction to provide certain of those services assigned to KIML by TCA. This Local Construction Services Agreement was also assigned to Kerzner Investments. The fee payable by Kerzner Investments to Construction as and when Kerzner Investments receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001, TCA paid $3,095,000, $1,238,000 and $6,474,000 respectively, as partial  payment  Development  Services Fee Phase II.  Construction  received
$644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000
and January 26, 2001, respectively.

Construction is owned 50% by Mr. Len Wolman (the Company's Chief Executive Officer and Chairman of the Board of Director) and 50% by Mr. Mark Wolman ( a member of the Company's Board of Directors). Mr. Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors), Mr. Stephan F. Slavik (a member of the Company's Board of Directors) and Mr. Richard Slavik (Vice President of the Company) have a financial interest in The Slavik Company.

On September 28, 1998, the Company entered into an employment agreement with Mr. Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the Revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the Revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2002, 2001 and 2000, the Company paid and incurred $835,086, $707,153 and $660,037, respectively, pursuant to the employment agreement.

In  2002,  2001  and  2000,   approximately  $46,000,   $903,000  and  $976,000,
respectively was paid to the principals and affiliates of the Company as part of TCA's operating expenses.

In 1999, the Company renovated Mr. Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes, Inc. a related party. Cost of the improvement is being depreciated over five years. Expense for each of the years ended December 31, 2002, 2001 and 2000 was $6,480.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


                                     Part IV

ITEM 14.  CONTROL PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with, or furnished to, the Securities and Exchange Commission, or the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to any significant deficiencies and material weaknesses. The Company believes that its internal controls and procedures are effective.



Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


(b)  Financial Statement Schedules
     -----------------------------

INDEX TO FINANCIAL STATEMENTS

        Report of Independent Accountants                               F-1
        Financial Statements:
        Balance Sheets as of December 31, 2002 and 2001                 F-2
        Statements of Operations for the years ended
                December 31, 2002, 2001 and 2000                        F-3
        Statements of Changes in Member's Deficiency for the
                years ended December 31, 2002, 2001 and 2000            F-4
        Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000                        F-5
        Notes to Financial Statements                                   F-6



                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE MEMBER OF
WATERFORD GAMING, L.L.C.



In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP



March 18, 2003

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2002 and 2001
                            -------------------------


                                                2002              2001
                                            ------------      ------------


        ASSETS

Current assets
   Cash and cash equivalents               $  4,658,602       $  3,570,949
   Restricted investments                    10,344,130         26,189,434
   Due from Trading Cove Associates          11,021,500          8,357,604
   Other current assets                           7,965              9,072
                                           ------------       ------------
        Total current assets                 26,032,197         38,127,059
                                           ------------       ------------

Trading Cove Associates-equity
  investment                                  5,447,338          5,778,458
Beneficial interest-Leisure Resort
  Technology, Inc.                            4,540,039          4,918,029
Deferred  financing  costs,
  net of  accumulated  amortization  of
  $1,391,838 and $1,024,974 at
  December 31, 2002 and 2001, respectively    2,643,338          3,010,202
Fixed assets, net of accumulated
  depreciation of $42,222 and $31,442 at
  December 31, 2002 and 2001, respectively       11,696             22,476
                                           ------------       ------------
                Total assets               $ 38,674,608       $ 51,856,224
                                           ============       ============


        LIABILITIES AND MEMBERS' DEFICIENCY

Current liabilities
   Accrued expenses and accounts payable   $    111,996       $    171,610
   Accrued interest on senior notes
     payable                                  3,021,196          3,228,946
                                           ------------       ------------

        Total current liabilities             3,133,192          3,400,556
                                           ------------       ------------

9-1/2% senior notes payable                 108,007,000        115,434,000
                                           ------------       ------------

        Total liabilities                   111,140,192        118,834,556
                                           ------------       ------------

Contingencies                                   ---                ---

Members' deficiency                         (72,465,584)       (66,978,332)
                                           ------------       ------------
                Total liabilities
                and members' deficiency    $ 38,674,608       $ 51,856,224
                                           ============       ============


The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                            Statements of Operations

              For the Years Ended December 31, 2002, 2001 and 2000
                           --------------------------

                                              2002               2001              2000
                                          ------------      ------------      ------------

Revenue
   25% of relinquishment payments-
     Trading Cove Associates              $ 25,382,500      $  9,728,580      $    ---
   Organizational and administrative
     fee income-Trading Cove
     Associates                                ---            11,810,877        11,649,600
   Interest and dividend income                534,012         1,330,711         1,894,738
   Subordinated notes fee income-
     Trading Cove Associates                   ---               ---               692,782
   Completion guarantee notes fee
     income-Trading Cove Associates            ---               ---               215,625
                                          ------------      ------------      ------------
        Total revenue                       25,916,512        22,870,168        14,452,745
                                          ------------      ------------      ------------
Expenses
   Interest expense                         11,080,139        11,560,994        11,641,049
   Salaries-related parties                    835,086           707,153           660,037
   General and administrative                  431,223           555,819           526,526
   12-3/4% senior notes tender expense         ---               ---               (90,000)
   Amortization of beneficial interest-
     Leisure Resort Technology, Inc.           377,990           377,990           377,990
   Amortization on deferred financing
     costs                                     366,864           366,864           363,985
   Depreciation                                 10,780            10,780            10,780
                                          ------------      ------------      ------------
        Total expenses                      13,102,082        13,579,600        13,490,367
                                          ------------      ------------      ------------
                                            12,814,430         9,290,568           962,378
   Equity in income (loss)of
    Trading Cove Associates                    218,880        (2,715,996)         (574,002)
                                          ------------      ------------      ------------
        Net income                        $ 13,033,310      $  6,574,572      $    388,376
                                          ============      ============      ============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                  Statements of Changes in Members' Deficiency

              For the Years Ended December 31, 2002, 2001 and 2000
                           --------------------------






Balance, January 1, 2000                    $ (34,470,438)

Distributions                                 (37,731,182)

Net income                                        388,376
                                            -------------

Balance, December 31, 2000                    (71,813,244)

Distributions                                  (1,739,660)

Net income                                      6,574,572
                                            -------------

Balance, December 31, 2001                    (66,978,332)

Distributions                                 (18,520,562)

Net income                                     13,033,310
                                            -------------
Balance, December 31, 2002                  $ (72,465,584)
                                            =============

The accompanying notes are an integral part of these financial statements.


                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

               For the Years ended December 31, 2002, 2001 and 2000

                           --------------------------

                                                   2002             2001            2000
                                               ------------     ------------    ------------

Cash flows from operating activities
   Net income                                  $ 13,033,310     $  6,574,572     $   388,376
                                               ------------     ------------    ------------
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities
        Amortization                                744,854          744,854         741,975
        Depreciation                                 10,780           10,780          10,780
        Equity in (income)loss of Trading
          Cove Associates                          (218,880)       2,715,996         574,002
        Changes in operating assets
          and liabilities
            Increase in due from
              Trading Cove Associates            (2,663,896)      (4,587,604)     (3,277,093)
            Decrease in other
              assets                                  1,107           17,424          60,325
            (Decrease) increase in accrued
              expenses and accounts payable         (59,614)          37,996          14,134
             Decrease in accrued
              interest on senior notes
              payable                              (207,750)        (119,077)        (69,036)
                                               ------------     ------------    ------------
                  Total adjustments              (2,393,399)      (1,179,631)     (1,944,913)
                                               ------------     ------------    ------------

               Net cash provided by
                (used in) operating
                 activities                      10,639,911        5,394,941      (1,556,537)
                                               ------------     ------------    ------------

   Cash flows from investing activities
     Contributions to Trading Cove
      Associates                                 (1,000,000)      (1,350,000)     (1,200,000)
     Distributions from Trading Cove
       Associates                                 1,550,000          800,000       1,723,112
    Sales and (purchases) of
       restricted investments-net                15,845,304          698,647     (15,080,989)
                                               ------------     ------------    ------------

                Net cash provided by
                 (used in) investing
                  activities                     16,395,304          148,647     (14,557,877)
                                               ------------     ------------    ------------

   Cash flows from financing activities
     Distributions to member                    (18,520,562)      (1,739,660)    (37,731,182)
     Redemption of 9-1/2% senior notes           (7,427,000)      (4,257,000)     (2,468,000)
                                               ------------     ------------    ------------
                Net cash used in
                  financing activities          (25,947,562)      (5,996,660)    (40,199,182)
                                               ------------     ------------    ------------

   Net increase (decrease) in cash
     and cash equivalents                         1,087,653         (453,072)    (56,313,596)

   Cash and cash equivalents at
     beginning of year                            3,570,949        4,024,021      60,337,617
                                               ------------     ------------    ------------
   Cash and cash equivalents at
     end of year                               $  4,658,602     $  3,570,949    $  4,024,021
                                               ============     ============    ============
   Supplemental disclosure of cash flow information:
       Cash paid during the year
         for interest                          $ 11,287,889     $ 11,680,071    $ 11,710,084
                                               ============     ============    ============
   Supplemental disclosure of non-cash financing activities:
       Deferred financing costs overaccrued
       through accrued expenses and
        accounts payable                       $    ---         $    ---        $    (40,000)
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



                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS
                           --------------------------


ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns an interest in Trading Cove Associates ("TCA") a Connecticut general partnership, and invested in certain notes issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is governed by a Board of Directors pursuant to the limited liability company agreement (the "Agreement"). In connection with the Company's and the Company's wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issuance of $125 million 9-1/2% senior notes payable which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") have contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. (the "Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company and are generally as follows:

         Slavik Suites, Inc.                     67.7967%
         LMW Investments, Inc.                   32.2033%
                                                ---------
                                                100.0000%
                                                =========

The Agreement is effective until September 30, 2020 and may be terminated by the member or any other event as stated in the Agreement.

During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering (the "Offering"), the Company distributed approximately $34,672,000 to Waterford Group during January 2000. In connection with the Offering the Company distributed $37,050,000 to Waterford Group during March 1999. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes (the "Indenture"). In addition tax distributions totaling approximately $9,206,000 were made by the Company during 2002, 2001, 2000 and 1999. On January 13, 2003 the Company distributed $1,290,900 to Waterford Group as a tax distribution, in accordance with the terms of the Indenture.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Accounting Method

          The accrual method of accounting is used in the preparation of the financial statements.

        Cash and Cash Equivalents

          Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

        Restricted Investments

          Restricted investments at December 31,2002 are principally comprised of an investment in a Home Loan Bank Discount Note which was purchased at a discount of 1.64% and matures March 7, 2003 and an investment in the Federated Treasury Obligations Fund and at December 31, 2001 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.65% and matured March 6, 2002. The investments represent a restricted investment fund that has been established with a trustee in terms of the Indenture and is reported at cost plus accrued interest, which approximates market.

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

        Income Taxes

          The Company, as a wholly owned subsidiary of Waterford Group does not file federal or state income tax returns. As a result, no provision for federal and state income taxes has been made in the accompanying financial statements.

        Revenue Recognition

          The Company receives revenues from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of revenues earned relies on the fees earned by TCA pursuant to its Relinquishment Agreement and Development Agreement with the Authority. Revenues are accrued when amounts are determinable and payment is assured.

        Concentration of Credit Risk

          The Company has one primary source of revenue: payments from TCA. The Company anticipates regular payments from TCA based upon the operating results of the Authority and the related Relinquishment Fees, as defined, and Development Fee, as defined, paid and to be paid by the Authority. Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

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

        Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   TRADING COVE ASSOCIATES - EQUITY INVESTMENT:

TCA was organized on July 27, 1993. The primary purpose of TCA has been to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, an instrumentality of the Tribe, in obtaining federal recognition, negotiated the tribal-state compact with the State of Connecticut, obtained financing for the development of the Mohegan Sun Casino (the "Mohegan Sun") located on certain Tribal land in Uncasville, Connecticut, negotiated the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement") and participated in the design, development and construction of the Mohegan Sun, which commenced operations on October 12, 1996. Since the opening of the Mohegan Sun, and until January 1, 2000 TCA had overseen the Mohegan Sun's day-to-day operations.

TCA will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement. On November 8, 1996, certain partners of TCA withdrew and, concurrently, consented to the admission of the Company as a partner to TCA. Also, on November 8, 1996, the Company acquired an additional interest (12.5%) in TCA from a corporation for $10,600,000. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Kerzner Investments Connecticut, Inc. ("Kerzner Investments"), formerly Sun Cove Limited, an affiliate of Kerzner International Limited ("Kerzner International").

As of December 31, 2002, 2001 and 2000 the following summary information relates to Trading Cove Associates. Total revenues and net income are for the years ended December 31, 2002, 2001 and 2000.


                                                2002             2001             2000
                                            ------------     ------------     ------------

Total assets                                $ 27,166,723     $ 23,522,567     $ 21,452,587
Total liabilities                            (24,821,195)     (21,394,854)     (15,872,938)
                                            ------------     ------------     ------------
Partners' capital                           $  2,345,528     $  2,127,713     $  5,579,649
                                            ============     ============     ============

Total revenue                               $ 61,244,405     $ 48,327,998     $ 46,072,404
                                            ============     ============     ============

Net income (loss)                           $  1,317,815     $ (4,551,936)    $   (267,948)
                                            ============     ============     ============



                                                2002             2001             2000
                                            ------------     ------------     ------------
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of year                                  $  5,778,458     $  7,944,454     $  9,041,568
  Contributions                                1,000,000        1,350,000        1,200,000
  Distributions                               (1,550,000)        (800,000)      (1,723,112)
                                            ------------     ------------     ------------

                                               5,228,458        8,494,454        8,518,456
                                            ------------     ------------     ------------
Income (loss)from Trading Cove
  Associates                                     658,908       (2,275,968)        (133,974)
Amortization of interests
  purchased                                     (440,028)        (440,028)        (440,028)
                                            ------------     ------------     ------------
Equity in income (loss)of
  Trading Cove Associates                        218,880       (2,715,996)        (574,002)
                                            ------------     ------------     ------------
Trading Cove Associates -
  equity investment, end of year            $  5,447,338     $  5,778,458     $  7,944,454
                                            ============     ============     ============



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

For the years ended December 31, 2002 and 2001 the Relinquishment Fees earned were $58,508,703 and $45,715,318, respectively, based upon Revenues reported to TCA by the Authority.



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

The Authority will pay the Development Fee to TCA quarterly beginning on January 15, 2000 until the Completion Date, as defined in the Development Agreement, of the Project based on incremental completion of the Project as of each payment date. As of December 31, 2002 total Development Fee earned was $13,832,000 of which $13,748,000 had been paid by the Authority. $84,000 was paid by the Authority on January 24, 2003.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and Kerzner International Management Limited ("KIML"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner Investments as subcontractor a Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The fee is to be paid from available cash flow of TCA, if any, subordinate to certain other fees as described below under the heading "Amended and Restated Omnibus Termination Agreement".

KIML has further subcontracted with Wolman Construction L.L.C. ("Construction") (the "Local Construction Services Agreement") to provide certain of those services assigned to KIML by TCA. This agreement was also assigned to Kerzner Investments. Kerzner Investments shall pay 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA. Construction has subcontracted with The Slavik Company for 14.30% of its fee.


Management Agreement
--------------------

The Management Agreement between TCA and the Tribe was entered into on August 30, 1995. The Tribe had assigned its rights and obligations in this agreement to the Authority. The Authority and TCA had consented to this assignment.


Until January 1, 2000, TCA was the exclusive manager of the Mohegan Sun and earned a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun.



Amended and Restated Omnibus Termination  Agreement
---------------------------------------------------


Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction; which (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement; b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA will use its cash (primarily cash from payments from the Authority for Relinquishment Fees and Development Fee) to pay the following obligations in the priority set forth below:


     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2002 and 2001, $0 and $1,712,791 ($856,396 to Kerzner Investments and $856,395 to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2002 these capital contributions aggregated $7,100,000. $6,700,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of December 31, 2002, $400,000 in capital contributions remained outstanding. On January 28, 2003, a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreement relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No payments are required or due at December 31, 2002. The contingent obligation at December 31, 2002 was approximately $10,216,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. For each of the years ended December 31, 2002 and 2001, $5.0 million had been paid and incurred by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. For the year ended December 31, 2001, $23,621,754 ($11,810,877 to KIML and $11,810,877 to
          the Company), had been paid and incurred by TCA in terms of the sixth priority. The final required payments were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments. For the years ended December 31, 2002 and 2001, $50,765,000 ($25,382,500 to
          Kerzner Investments and $25,382,500 to the Company) and $19,457,160 ($9,728,580 to Kerzner Investments and $9,728,580 to the Company), respectively, had been paid and incurred by TCA in terms of the seventh priority. The contingent obligation at December 31, 2002, was approximately $2,392,000.

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

3.   BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

On January 6, 1998, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") whereby Leisure gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, had filed a lawsuit against TCA, Kerzner Investments, former partner of TCA RJH Development Corp. and the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. The Company agreed to acquire Leisure's contractual rights and settle all matters. The Company no longer has the obligation to pay to Leisure 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement. The Company is now entitled to such cash flow. On March 17, 1999, the Company and Finances' $65 million 12-3/4% senior notes payable (the "$65 Million Senior Notes") were retired and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement.

The Leisure payments plus associated costs were amortized on a straight-line basis over the remaining term of TCA's Management Agreement through March 17, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months which began March 18, 1999. Accumulated amortization at December 31, 2002 and 2001 amounts to $2,517,172 and $2,139,182, respectively.


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


If the Company and Finance have any Company Excess Cash, as defined, they must redeem the $125 Million Senior Notes (on a semi-annual basis on March 15 and September 15) equal to a percentage (109.500% after March 15, 1999 and declining to 108.636% after March 14, 2000, 107.773% after March 14, 2001, 106.909% after
March 14, 2002,  106.045%  after March 14, 2003,  105.182% after March 14, 2004,
104.318%  after March 14, 2005,  103.455%  after March 14, 2006,  102.591% after
March 14, 2007,  101.727%  after March 14, 2008,  100.864% after March 14, 2009, and to 100.000% after March 14, 2010). On August 1, 1999 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000,and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1,2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000 and accordingly the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636% on March 15, 2000. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000, and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000, and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000 , and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%. On February 1, 2003 the Company and Finance had Company Excess Cash, as defined, available for a mandatory redemption of the $125 Million Senior Notes totaling $11,131,000 and accordingly on March 15, 2003 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 at the redemption price of 106.045%. In certain circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

The Indenture contains certain affirmative and negative covenants customarily contained in agreements of this type, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

The fair value of the Company's long term debt at December 31, 2002 and 2001 is estimated to be approximately $111,787,000 and $118,897,000, respectively, based on the quoted market price for the same issue.

5.   RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2002, 2001 and 2000.


                                      For the                   For the                  For the
                                     Year Ended                Year Ended              Year Ended
                                 December 31, 2002          December 31, 2001       December 31, 2000
                                 -----------------          -----------------       -----------------

Financial Statement
 net income                            $13,033,310                 $6,574,572              $  388,376
Financial statement equity in (income) loss of Trading Cove Associates over tax basis equity in (income) loss of Trading
 Cove Associates                          (437,925)                  (394,380)              1,184,388
Other                                        7,263                      6,188                   4,682
                                  ----------------          -----------------       -----------------
Federal income tax basis
 net income                            $12,602,648                 $6,186,380              $1,577,446
                                  ================          =================       =================






The following is a reconciliation of members' deficiency for financial statement purposes to members' deficiency for federal income tax purposes as of December 31, 2002, 2001 and 2000.


                                            2002               2001               2000
                                        ------------       ------------       -----------

Financial statement members'
 deficiency                             $(72,465,584)      $(66,978,332)      $(71,813,244)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment              1,267,791          1,655,983            466,913
Current year financial
 statement net income over
 (under) federal income tax
 basis net income                           (430,662)          (388,192)         1,189,070
                                        ------------       ------------       ------------
Federal income tax basis
 members' deficiency                    $(71,628,455)      $(65,710,541)      $(70,157,261)
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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgement seeking dismissal of the counterclaims in full. This motion for summary judgement is pending.

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

7.  RELATED PARTY AGREEMENTS AND TRANSACTIONS:

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is a managing partner of TCA.

On February 9, 1998 the Development Services Agreement Phase II was entered into between TCA and KIML. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. The Development Services Agreement Phase II was subsequently assigned to Kerzner Investments. TCA shall pay to Kerzner Investments, as subcontractor, the Development Services Fee Phase II equal to 3% of the development costs of the Project, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. The payment of the Development Services Fee Phase II will be made from available cash flow if any, in accordance with the Amended and Restated Omnibus Termination Agreement. KIML has further subcontracted with Construction to provide certain of those services assigned to KIML by TCA. This Local Construction Services Agreement was also assigned to Kerzner Investments. The fee payable by Kerzner Investments to Construction as and when Kerzner Investments receives payment from TCA is 20.83% of the Development Services Fee Phase II. Construction has subcontracted with The Slavik Company for 14.30% of its fee. On April 26, 2000, July 26, 2000 and January 26, 2001, TCA paid
$3,095,000,   $1,238,000  and  $6,474,000   respectively,   as  partial  payment
Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001,
respectively.

Construction is owned 50% by Mr. Len Wolman (the Company's chief Executive Officer and Chairman of the Board of Director) and 50% by Mr. Mark Wolman ( a member of the Company's Board of Directors). Mr. Del J. Lauria (the Company's Secretary and a member of the Company's Board of Directors), Mr. Stephan F. Slavik ( a member of the Company's Board of Directors) and Mr. Richard Slavik (Vice President of the Company) have a financial interest in The Slavik Company.


On September 28, 1998, the Company entered into an employment agreement with Mr. Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. Pursuant to such employment agreement, the Company shall pay to Mr. Wolman an amount equal to 0.05% of the Revenues of the Mohegan Sun including the expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company shall pay to Mr. Wolman incentive compensation based on the Revenues of the Mohegan Sun, including the expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined Revenue targets. For the years ended December 31, 2002, 2001 and 2000 the Company paid and incurred $835,086, $707,153 and $660,037, respectively, pursuant to the employment agreement.

In  2002,  2001  and  2000,   approximately  $46,000,   $903,000  and  $976,000,
respectively, was paid to the principals and affiliates of the Company as part of TCA's operating expenses.

In 1999, the Company renovated Mr. Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman, Homes Inc., a related party. Cost of the improvement is being depreciated over five years . Expense for each of the years ended December 31, 2002, 2001 and 2000 was $6,480.

Waterford Group, Slavik and the other principals of Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

(c)  Reports on Form 8-K
     -------------------

               (i)  Form 8-K filed on November 13, 2002

                    Item 5.

                    The Mohegan Tribal Gaming Authority (the "Authority") filed:
                    i) Form 10-Q/A for the quarter ended December 31, 2000, ii) Form 10-Q/A for the quarter ended March 31, 2001, iii) Form 10-Q/A for the quarter ended June 30, 2001, iv) Form 10-K/A for the fiscal year ended September 30, 2001, v) Form 10-Q/A for the quarter ended December 31, 2001, vi) Form 10-Q/A for the quarter ended March 31, 2002 and vii) Form 10-Q/A for the quarter ended June 30, 2002 a copy of each of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such reports on Form 10-Q/A and Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: November 12, 2002

              (ii)  Form 8-K filed on December 6, 2002

                    Item 5.

                    On December 5, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K for the fourth quarter and fiscal year ended September 30, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: December 5, 2002

             (iii)  Form 8-K filed on December 20, 2002

                    Item 5.

                    On December 19, 2002, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K for the year ended September 30, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655

                    Date of Report: December 19, 2002

              (iv)  Form 8-K filed on February 3, 2003

                    Item 5.

                    On January 29, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of Amendment No. 6 to its senior credit facility (the "Amendment") on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. The Amendment allows the Authority to create a new subsidiary for the purpose of acquiring a woman's professional basketball team franchise.

                    On January 30, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K, announcing its first quarter ended December 31, 2002 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    On January 30, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a Membership Agreement, dated January 28, 2003, by and among WNBA, LLC, the Mohegan Basketball Club LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: January 29, 2003

               (v)  Form 8-K filed on February 13, 2003

                    Item 5.

                    On February 13, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended December 31, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

                    Date of Report: February 13, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WATERFORD GAMING, L.L.C.


Date: March 26, 2003    By: /s/ Len Wolman
                        Len Wolman, Chairman of the Board of Directors,
                        Chief Executive Officer


Date: March 26, 2003    By: /s/ Alan Angel
                       Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

SIGNATURE                      TITLE




/s/ Len Wolman                 Chairman of the Board of Directors,
-------------------            Chief Executive Officer
Len Wolman





/s/ Del J. Lauria              Member of the Board of Directors,
--------------------           Secretary
Del J. Lauria





/s/ Mark Wolman                Member of the Board of Directors
--------------------
Mark Wolman





/s/ Stephan F. Slavik          Member of the Board of Directors
---------------------
Stephan F. Slavik

                                  CERTIFICATION

I, Len Wolman, certify that:

1. I have reviewed this annual report on Form 10-K of Waterford  Gaming, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, and any consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003





/s/ Len Wolman                 Chief Executive Officer
----------------------
Len Wolman

                                  CERTIFICATION

I, Alan Angel, certify that:

1. I have reviewed this annual report on Form 10-K of Waterford  Gaming, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, and any consolidated subsidiaries, is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the '"Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003





/s/ Alan Angel                 Chief Financial Officer
----------------------
Alan Angel