Form 10-Q
period 2003-03-31
WATERFORD GAMING LLC
filed 2003-05-21
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 03/31/03

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


                                 Prefatory Note
                                 --------------

Waterford Gaming, L.L.C. (the "Company"), has determined that a restatement of its financial statements for each of the fiscal years 1997 through 2002 is required.

The Company is a general partner of Trading Cove Associates ("Trading Cove" or "TCA") and its investment in TCA is accounted for under the equity method. TCA has determined a need to restate its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements will also be restated to reflect the changes recorded by TCA. While amounts are unaudited and subject to change, the effect on the Company's financial statements is described below and included in the table which follows this note.

The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA will restate its historical financial statements to,

i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when their payment becomes probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

ii) recognize as revenue junior relinquishment fees from the Mohegan Tribe of Indians of Connecticut (the "Mohegan Tribe" or "Tribe") pursuant to the Relinquishment Agreement in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

iii) reclassify certain payments by TCA to its partners as distributions on its partnership interests which were previously classified as expenses in the statement of operations.

The Company's interest in Trading Cove is its principal asset and source of income and cash flows.

To the extent these changes affected TCA's reported net income, the Company's net income would be affected by its proportionate share of TCA's income recorded under the equity method. To the extent these changes cause TCA to recognize income from relinquishment fees earlier than it previously had, the Company's equity income of TCA would be increased by its proportionate share of such income. Payments by TCA to the Company are reclassified as distributions, rather than as "Revenue - 25% of relinquishment payments - Trading Cove Associates" on its statement of operations.

The effect of the restatement to TCA is to change the timing of the recognition of certain revenues and certain liabilities of TCA, owed to its partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to its partners or their affiliates. As a result of the restatement by TCA, the Company will restate its financial information included in each Form 10-K and Form 10-Q filed by the Company since 1997. The Company plans to include this restated financial information in an amendment to its Form 10-K for the year ended December 31, 2002, after its independent accountants complete their audit of any annual, and review of any interim, restated financial information.

The restatement will not change the cash flow from operating, investing or financing activities that would have been available for paying interest, principal and premium on its outstanding 9-1/2% Senior Notes due 2010 (the "$125 Million Senior Notes"). The Company believes that if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, it would change neither the timing or amount of the $125 Million Senior Notes redeemed from Company Excess Cash, as defined in the indenture governing the $125 Million Senior Notes (the "Indenture"), nor the release of collateral or the interpretation of any covenant contained in the Indenture during such period. Moreover, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

As noted above, TCA will change how it has accounted for certain contractual liabilities it owes to its partners and their affiliates for services performed under contract. TCA will record a liability for previously provided services pursuant to SFAS 5 when it became probable that it had been incurred rather than when such payments became payable. As a result of this change, some payments will be recorded as liabilities and expenses on TCA's financial statements several years before they are due and payable. Previously, these payments were recorded as liabilities only when payment was certain. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement. For a description of the Amended and Restated Omnibus Termination Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Amended and Restated Omnibus Termination Agreement". A copy of the Amended and Restated Omnibus Termination Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (Commission File No. 333-17795) and is incorporated herein by reference. A copy of the Amended and Restated Omnibus Financing Agreement, which was terminated pursuant to the terms of the Amended and Restated Omnibus Termination Agreement, is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 333-17795) and is incorporated herein by reference.

One effect of the change described in the preceding paragraph is that TCA will recognize an additional loss on the Development Agreement between it and the Mohegan Tribal Gaming Authority (the "Authority"), which is accounted for in accordance with Statement of Position 81-1. This will result in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 Trading Cove had recorded a loss of $7,007,000. After the restatement, it will record a loss of $16,000,000. The Company's 50% share of the difference is $4,496,500. Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have been paid.

Also as noted above, TCA will change its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA will now accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement will require the Company to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter.

Also as noted above, TCA will reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which will change, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, as described in paragraphs (e) and (g) of the section below titled "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Revenues and Cash Flows - Amended and Restated Omnibus Termination Agreement" for the periods commencing January 1, 2000. This reclassification by TCA will result in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of operations. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue
- 25% of relinquishment payments - Trading Cove Associates". Such reclassification will not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002, the restated condensed balance sheet of the Company will show $0 as due from TCA, and accordingly "Trading Cove Associates - equity investment" will be increased by $11,021,500, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph.

As a result of the restatement, net income or loss of the Company, which principally consists of equity income of TCA, may vary considerably on a year to year basis from prior reported amounts for the period 1997 through 2000. For 2001, net income would remain unchanged at approximately $6.6 million. In 2002, net income would be decreased from approximately $13.0 million to approximately $12.0 million. As noted above, the Company does not expect that the restatement will change cash that would have been available for redeeming or for paying interest, principal or premium on the $125 Million Senior Notes.

The table set forth below shows the anticipated effect of the restatement on certain selected unaudited financial data for the years ended December 31, 1999, 2000, 2001 and 2002. The financial information set forth below should be read in conjunction with the financial statements and notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial and other data included in this Form 10-Q. None of the financial information set forth below has been audited. The Company intends to have each of its restated annual financial statements audited, and information relating to restated interim periods reviewed, by PwC. If such audits or reviews result in any change to the financial information set forth below, the Company will file an amendment to this Form 10-Q indicating such change.



                                                              For the Year Ended (Unaudited)

                       Previously                 Previously                  Previously                 Previously
                        reported     Restated      reported      Restated      reported     Restated      reported       Restated
                          2002         2002          2001          2001          2000         2000          1999           1999
                     ------------- ------------  ------------  ------------  ------------  ------------   -----------   ------------
Revenue
  Organizational and
   administrative
    fee income-
     Trading Cove
      Associates     $    ---      $    ---      $ 11,810,877  $    ---      $ 11,649,600  $    ---      $ 14,252,209  $ 15,431,038
  25% of
   relinquishment
    payments-Trading
     Cove Associates    25,382,500      ---         9,728,580       ---           ---           ---           ---           ---
  Interest and
   dividend income         534,012      ---         1,330,711       ---         1,894,738       ---         6,144,502     6,144,502
  Subordinated notes
   fee income-Trading
    Cove Associates       ---           ---           ---           ---           692,782       ---         3,731,806     4,424,588
  Management services
   income-Trading
    Cove Associates                                                                                         1,664,699     1,664,699
  Completion guarantee
   notes fee income-
    Trading Cove
     Associates           ---           ---           ---           ---           215,625       ---           903,438     1,119,063
                     ------------- ------------  ------------  ------------   -----------   -----------   -----------  -------------
  Total revenue         25,916,512      ---        22,870,168       ---        14,452,745       ---        26,696,654    28,783,890

Total expenses         (13,102,082) (13,102,082)  (13,579,600)  (13,579,600)  (13,490,367)  (13,490,367)  (24,789,253)  (24,789,253)

Interest and dividend
  income                  ---           534,012       ---         1,330,711       ---         1,894,738       ---            ---
Equity in income
  (loss)of Trading
    Cove Associates        218,880   24,601,380    (2,715,996)   18,823,461      (574,002)   16,026,008     6,115,300    (3,510,438)
                     ------------- ------------  ------------  ------------  ------------  ------------   -----------  ------------
  Net income         $ 13,033,310  $ 12,033,310  $  6,574,572  $  6,574,572  $    388,376  $  4,430,379  $  8,022,701  $    484,199
                     ============= ============  ============  ============  ============  ============   ===========  ============

OTHER DATA
  Interest expense   $ 11,080,139  $ 11,080,139  $ 11,560,994  $ 11,560,994  $ 11,641,049  $ 11,641,049  $ 19,045,076  $ 19,045,076
  Net increase
    (decrease) in
      cash and cash
       equivalents      1,087,653     1,087,653      (453,072)     (453,072)  (56,313,596)  (56,313,596)   57,554,273    57,554,273

YEAR-END STATUS
  Total current
    assets           $ 26,032,197  $ 15,010,697  $ 38,127,059  $ 29,769,455  $ 34,708,598  $ 46,519,473  $ 72,724,437  $ 97,093,319
  Trading Cove
    Associates-
     equity
      investment        5,447,338    11,972,338     5,778,458    10,639,562     7,944,454    (7,362,924)    9,041,568   (22,865,820)
  Beneficial
    interest-
     Leisure Resort
      Technology, Inc.  4,540,039     4,540,039     4,918,029     4,918,029     5,296,019     5,296,019     5,674,009     5,674,009
  Deferred financing
    costs net of
     accumulated
      amortization      2,643,338     2,643,338     3,010,202     3,010,202     3,377,066     3,377,066     3,781,051     3,781,051
  Fixed assets, net
    of accumulated
     depreciation          11,696        11,696        22,476        22,476        33,256        33,256        44,036        44,036
                     ------------  ------------  ------------  ------------  ------------  ------------   -----------  ------------
  Total assets       $ 38,674,608  $ 34,178,108  $ 51,856,224  $ 48,359,724  $ 51,359,393  $ 47,862,890  $ 91,265,101  $ 83,726,595
                     ============  ============  ============  ============  ============  ============   ===========  ============

  Total current
    liabilities      $  3,133,192  $  3,133,192  $  3,400,556  $  3,400,556  $  3,481,637  $  3,481,637  $  3,576,539  $  3,576,539
  9-1/2% senior
    notes payable     108,007,000   108,007,000   115,434,000   115,434,000   119,691,000   119,691,000   122,159,000   122,159,000
                     ------------  ------------  ------------  ------------  ------------  ------------   -----------  ------------
  Total liabilities   111,140,192   111,140,192   118,834,556   118,834,556   123,172,637   123,172,637   125,735,539   125,735,539

  Member's
    deficiency       $(72,465,584) $(76,962,084) $(66,978,332) $(70,474,832) $(71,813,244) $(75,309,747) $(34,470,438) $(42,008,944)
                     ============  ============  ============  ============  ============  ============   ===========  ============




                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-Q



                                                                       Page
                                                                      Number

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


Report of Independent Accountants                                        1

Financial Information                                                    2

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2003 (unaudited) and December 31, 2002
(unaudited and restated)                                                 3

Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2003
(unaudited) and March 31, 2002 (unaudited and restated)                  4

Condensed Statements of Changes in Member's Deficiency of Waterford Gaming, L.L.C. for the three month periods ended
March 31, 2003 (unaudited) and March 31, 2002
(unaudited and restated)                                                 5

Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2003(unaudited)
and March 31, 2002 (unaudited and restated)                              6

Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                               7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           16

Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                   28

Item 4 -- Controls and Procedures                                       29

Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings                                             29
Item 2 -- Changes in Securities                                         29
Item 3 -- Defaults upon Senior Securities                               29
Item 4 -- Submission of Matters to a Vote of Security Holders           29
Item 5 -- Other Information                                             29
Item 6 -- Exhibits and Reports on Form 8-K                              30

Signatures- Waterford Gaming, L.L.C.                                    33
Certifications                                                          34




PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1 -- Financial Statements


                        Report of Independent Accountants
                        ---------------------------------

To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2003, and the related condensed statements of operations, for each of the three-month periods ended March 31, 2003 and 2002 (as restated), and the related condensed statements of changes in member's deficiency and cash flows for each of the three-month periods ended March 31, 2003 and 2002 (as restated). These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7, the financial statements as of and for the year ended December 31, 2002 have been restated and are in the process of being audited. Accordingly, we are unable and do not express any form of assurance thereon.



PricewaterhouseCoopers, LLP


May 20, 2003
Hartford, Connecticut


                                        1


Financial Information
---------------------

The unaudited condensed financial information as of March 31, 2003 and 2002, and for each of the three-month periods ended March 31, 2003 and 2002 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

          March 31, 2003 (Unaudited) and December 31, 2002 (Unaudited)
          ------------------------------------------------------------




                                                  March 31,         December 31,
                                                    2003                2002
                                               -------------        ------------
                                                                    (Restated
                                                                     see Note 7)
      ASSETS

Current assets
  Cash and cash equivalents                   $  3,787,526         $  4,658,602
  Restricted investments                         9,731,175           10,344,130
  Other current assets                              83,330                7,965
                                              -------------        -------------
        Total current assets                    13,602,031           15,010,697
                                              -------------        -------------
Trading Cove Associates-equity investment        7,173,148           11,972,338
Beneficial interest-Leisure Resort
  Technology, Inc.                               4,446,836            4,540,039
Deferred financing costs, net of accumulated
  amortization of $1,483,554 and $1,391,838 at
  March 31, 2003 and December 31, 2002,
  respectively                                   2,551,622            2,643,338
Fixed assets, net of accumulated depreciation
  of $44,917 and $42,222 at March 31, 2003
  and December 31, 2002, respectively                9,001               11,696
                                              -------------        -------------
        Total assets                          $ 27,782,638         $ 34,178,108
                                              =============        =============

      LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable       $    160,342         $    111,996
  Accrued interest on senior notes payable         432,140            3,021,196
                                              -------------        -------------
        Total current liabilities                  592,482            3,133,192
                                              -------------        -------------
9-1/2% senior notes payable                    102,349,000          108,007,000
                                              -------------        -------------
        Total liabilities                      102,941,482          111,140,192
                                              -------------        -------------
Contingencies                                        ---                 ---

Member's deficiency                            (75,158,844)         (76,962,084)
                                              -------------        -------------
        Total liabilities and
           member's deficiency                $ 27,782,638         $ 34,178,108
                                              =============        =============


The accompanying notes are an integral part of these condensed financial statements.


                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

          For the Three Month Periods ended March 31, 2003 and 2002

                                   (Unaudited)
                          -----------------------------


                                             For the three          For the three
                                             months ended           months ended
                                             March 31, 2003         March 31, 2002
                                             --------------         --------------
                                                                    (Restated see
                                                                     Note 7)

Expenses
  Interest expense                             $  2,883,303           $  3,003,040
  Salaries - related parties                        211,163                187,069
  General and administrative                         98,693                114,348
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                   93,203                 93,203
  Amortization on deferred financing costs           91,716                 91,716
  Depreciation                                        2,695                  2,695
                                             --------------          -------------

                 Total expenses                   3,380,773              3,492,071
                                              -------------          -------------

  Interest and dividend income                       52,603                194,727
  Equity in income of
    Trading Cove Associates                       6,422,310              4,831,778
                                             --------------          -------------

                 Net income                    $  3,094,140           $  1,534,434
                                             ==============          =============


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

            For the Three Month Periods ended March 31, 2003 and 2002

                                   (Unaudited)
                                 ---------------


                    For the Three Months Ended March 31, 2003



Balance, January 1, 2003 - (Restated see Note 7)        $(76,962,084)

Distributions                                             (1,290,900)

Net income                                                 3,094,140
                                                        -------------
Balance, March 31, 2003                                 $(75,158,844)
                                                        =============



                  For the Three Months Ended March 31, 2002
                              (Restated see Note 7)



Balance, January 1, 2002                                $(70,474,831)

Distributions                                             (1,416,900)

Net income                                                 1,534,434
                                                        -------------
Balance, March 31, 2002                                 $(70,357,297)
                                                        =============


The accompanying notes are an integral part of these condensed financial statements.



                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

           For the Three Month Periods ended March 31, 2003 and 2002

                                   (Unaudited)
                          -----------------------------



                                                    2003             2002
                                               ---------------  ----------------
                                                               (Restated see
                                                                Note 7)

Cash flows from operating activities
  Net income                                      $ 3,094,140       $ 1,534,434
                                               ---------------  ----------------

  Adjustments to reconcile net income
    to net cash provided by operating
       activities
         Amortization                                 184,919           184,919
         Depreciation                                   2,695             2,695
         Equity in income of
            Trading Cove Associates                (6,422,310)       (4,831,778)
         Operating distributions from
            Trading Cove
             Associates                            11,021,500         8,357,604
         Changes in operating assets and
            liabilities
               Increase in other current assets       (75,365)          (42,751)
               Increase (decrease) in accrued
                  expenses and accounts payable        48,346           (36,913)
               Decrease in accrued interest on
                  senior notes payable             (2,589,056)       (2,758,577)
                                               ---------------  ----------------
                      Total adjustments             2,170,729           875,199
                                               ---------------  ----------------

                      Net cash provided by
                        operating activities        5,264,869         2,409,633
                                               ---------------  ----------------

Cash flows from investing activities
  Contributions to Trading Cove Associates              ---            (200,000)
  Distributions from Trading Cove Associates          200,000           750,000
  Sales and (purchases) of restricted
    investments - net                                 612,955           570,848
                                               ---------------  ----------------
                      Net cash provided by
                        investing activities          812,955         1,120,848
                                               ---------------  ----------------

 Cash flows from financing activities
   Redemption of  9-1/2% senior notes              (5,658,000)       (4,031,000)
   Distributions to member                         (1,290,900)       (1,416,900)
                                               ---------------  ----------------
                      Net cash used in
                        financing activities       (6,948,900)       (5,447,900)
                                               ---------------  ----------------

Net decrease in cash and cash equivalents            (871,076)       (1,917,419)

Cash and cash equivalents at beginning
   of period                                        4,658,602         3,570,949

                                                --------------  ----------------
Cash and cash equivalents at end of period        $ 3,787,526       $ 1,653,530
                                               ===============  ================


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest      $ 5,472,358       $ 5,761,617
                                               ===============  ================


The accompanying notes are an integral part of these condensed financial statements.



                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   -----------
Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2003, the results of operations for each of the three-month periods ended March 31, 2003 and 2002, and statements of member's deficiency and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but are not required for interim reporting purposes are condensed or omitted.

In March 1999, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 million 12-3/4% senior notes (the "$65 Million Senior Notes").

During December 1999, the Company received a payment on notes it held due from the Mohegan Tribal Gaming Authority (the "Authority") and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group, L.L.C. ("Waterford Group") during January 2000. In connection with such offering the Company also distributed $37,050,000 to Waterford Group during March 1999.

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. See Note 7 to these condensed financial statements.


Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2003 and 2002, the following summary information relates to TCA. Total revenues and net income are for the three-month periods ended March 31, 2003 and 2002:

                                                2003              2002
                                                             (As restated)
                                            ------------     -------------
Total current assets                       $  15,440,157     $  13,473,742
                                           =============     =============

Total assets                               $  18,049,070     $  16,310,328
Total current liabilities                    (10,781,908)      (11,142,044)
                                           -------------     -------------
Partners' capital                          $   7,267,162     $   5,168,284
                                           =============     =============

Total revenue                              $  15,121,747     $  12,896,221
                                           =============     =============

Net income                                 $  14,314,634     $  11,133,571
                                           =============     =============

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  11,972,338     $  10,639,563
  Contributions                                  ---               200,000
  Distributions                              (11,221,500)       (9,107,604)
                                            ------------     -------------
                                                 750,838         1,731,959
                                            ------------     -------------
Income from Trading Cove
  Associates                                   6,532,317         4,941,785
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                            ------------     -------------
Equity in income of
  Trading Cove Associates                      6,422,310         4,831,778
                                            ------------     -------------
Trading Cove Associates -
  equity investment, end of period         $   7,173,148     $   6,563,737
                                           =============     =============


Note 3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure (a) gave up its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, filed a lawsuit against TCA, Kerzner Investments Connecticut, Inc. (formerly Sun Cove Limited, "Kerzner Investments"), RJH Development Corp. (a former partner of
TCA), the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA. In connection with the settlement of all matters related to such suit, pursuant to a settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement, and the Company is now entitled to such fees and such cash.

On March 17, 1999, the $65 Million Senior Notes were retired, and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Company and certain other defendants relating to the settlement and release agreement. For a description of the complaint, see Note 6 to these condensed financial statements.

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2003 and December 31, 2002 amounts to $2,610,375 and $2,232,385, respectively.


Note 4.      $125 Million 9-1/2% Senior Notes Payable:

On March 17, 1999, the Company and Finance issued the $125 Million Senior Notes. Payment of the principal of, and interest on, the $125 Million Senior Notes is parri passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future secured and subordinated debts.

Interest on the $125 Million Senior Notes is payable semi-annually in arrears on March 15 and September 15 at a rate of 9-1/2% per annum, commencing September 15, 1999. The principal amount of the $125 Million Senior Notes is payable on March 15, 2010.

The Company and Finance may elect to redeem all or any of the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage of the principal amount of notes being redeemed plus accrued interest. Such percentage is set forth in the following table:


If notes are redeemed                                Percentage
---------------------                                ----------

after March 14, 2004 but
on or before March 14, 2005                          105.182%

after March 14, 2005 but
on or before March 14, 2006                          104.318%

after March 14, 2006
but on or before March 14, 2007                      103.455%

after March 14, 2007 but
on or before March 14, 2008                          102.591%

after March 14, 2008
but on or before March 14, 2009                      101.727%

after March 14, 2009
but on or before March 14, 2010                      100.864%

after March 14, 2010                                 100%



The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.


Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined, on February 1 or August 1 of any year, they must redeem the $125 Million Senior Notes on the March 15 and September 15 following such dates. Any such redemption will be made at a premium equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:


If notes are redeemed with                Premium (expressed as percentage of
Company Excess Cash                       principal amount being redeemed)
-------------------------                 -----------------------------------

after March 14, 1999 but
on or before March 14, 2000                          109.500%

after March 14, 2000 but
on or before March 14, 2001                          108.636%

after March 14, 2001 but
on or before March 14, 2002                          107.773%

after March 14, 2002 but
on or before March 14, 2003                          106.909%

after March 14, 2003 but
on or before March 14, 2004                          106.045%

after March 14, 2004 but
on or before March 14, 2005                          105.182%

after March 14, 2005 but
on or before March 14, 2006                          104.318%

after March 14, 2006
but on or before March 14, 2007                      103.455%

after March 14, 2007 but
on or before March 14, 2008                          102.591%

after March 14, 2008
but on or before March 14, 2009                      101.727%

after March 14, 2009
but on or before March 14, 2010                      100.864%

after March 14, 2010                                 100%


The Company and Finance have periodically redeemed $125 Million Senior Notes with Company Excess Cash, as defined, pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the $125 Million Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture, (b) the aggregate principal amount of $125 Million Notes redeemed with such Company Excess Cash,
(c) the date on which such redemption was consummated, and (d) the premium at which such redemption was made.


Date                      Company Excess Cash      Principal amount of     Date of Redemption     Premium
                          (approximately)          notes redeemed
----------------          -------------------      -------------------     ------------------     -------
August 1, 1999             $8,983,000              $2,841,000              September 15, 1999     9.500%

February 1, 2000           $8,276,000              $2,277,000              March 15, 2000         8.636%

August 1, 2000             $5,902,000                $191,000              September 15, 2000     8.636%

February 1, 2001           $6,173,000                $452,000              March  15,  2001       7.773%

August 1, 2001             $9,765,000              $3,805,000              September  15, 2001    7.773%

February 1, 2002           $9,793,000              $4,031,000              March 15, 2002         6.909%

August 1, 2002             $8,923,000              $3,396,000              September 15, 2002     6.909%

February 1, 2003          $11,131,000              $5,658,000              March 15, 2003         6.045%



In some circumstances, if either the Company or its partner in TCA exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

The Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to
(i) borrow money, (ii) pay dividends on stock or make certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment fund with a trustee for interest reserves.

The fair value of the Company's long term debt at March 31, 2003 and December 31, 2002 is estimated to be approximately $105,931,000 and $111,787,000, respectively, based on the quoted market price for the same issue.

On April 15, 2003, the Company and Finance commenced an offer to repurchase all of the $125 Million Senior Notes prior to maturity and a solicitation of consents to amend the Indenture. Such amendments would have the effect of eliminating substantially all of the restrictive covenants and security provisions relating to the $125 Million Senior Notes. The tender offer and amendment of the Indenture are conditioned upon, among other things, the consummation of financing providing proceeds sufficient to pay the total costs of the tender offer and consent solicitation.

On May 15, 2003, the Company and Finance announced the extension of its tender offer for all of the outstanding $125 Million Senior Notes and related consent solicitation. The tender offer will now expire at 12:00 midnight, New York City time, on Wednesday, June 11, 2003, unless further extended or terminated. The consent solicitation will now expire at 5:00 p.m., New York City time, on Thursday, May 28, 2003, unless further extended or terminated, and holders of $125 Million Senior Notes will have the right to withdraw their previous tenders and consents prior to the expiration of the consent solicitation. As of today, the Company and Finance have received duly executed tenders from holders of $102,349,000 in principal amount of the $125 Million Senior Notes, representing 100% of the principal amount of the issued and outstanding $125 Million Senior Notes.


Note 5.      Certain Relationships and Related Transactions

Development Services Agreement Phase II and related agreements and payments
---------------------------------------------------------------------------

On February 9, 1998, TCA and Kerzner International Management Limited ("KIML"), an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML and KIML agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. For a summary of the Development Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading Cove Associates - Material Agreements --Development Agreement." KIML has assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion (the "Project" or "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II is paid in installments on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction"), an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML has assigned the Local Construction Services Agreement to Kerzner Investments. Pursuant to the Local Construction Service Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kernzer Investments receives payment from TCA pursuant to the Development Services Agreement Phase II.

Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In connection with this, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

On April 26,  2000,  July 26, 2000 and  January  26,  2001 TCA paid  $3,095,000,
$1,238,000 and $6,474,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

At March 31, 2003 and December 31, 2002 TCA owed its affiliates approximately $10.2 million pursuant to the Development Service Agreement Phase II.

Employment Agreement with Mr. Len Wolman
----------------------------------------

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to such employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00% to ..10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three months ended March 31, 2003 and 2002 the Company paid and incurred $211,163 and $187,069, respectively, as an expense pursuant to Len Wolman's employment agreement.

Other Related Party Transactions
--------------------------------

For the three months ended March 31, 2003 and 2002, approximately $10,500 and $10,700, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the three months ended March 31, 2003 and 2002, TCA incurred approximately $231,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for each of the three months ended March 31, 2003 and 2002 was $1,620.

Waterford  Group,  Slavik Suites,  Inc.  ("Slavik") and the other  principals of
Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.




Note 6.      Contingencies:

Legal Proceedings
-----------------

On January 6, 1998, Leisure Resort Technology, Inc. and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, TCA, the Company, LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, the Company bought Leisure's beneficial interest in TCA.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq., and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgment, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgment, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgment seeking dismissal of the counter claims in full. This motion for summary judgment was denied.

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions are to be completed by June 30, 2003. A trial date has not been set.

The Company believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.



Note 7.  Restatement, Reclassification and Subsequent Events


The Company has restated its financial statements for each of the fiscal years 1997 through 2002.

The Company is a general partner of Trading Cove Associates ("Trading Cove" or "TCA") and its investment in TCA is accounted for under the equity method. TCA has determined a need to restate its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements will also be restated to reflect the changes recorded by TCA. While amounts are unaudited and subject to change, the effect on the Company's financial statements is described below and included in the table which follows this note.

The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA will restate its historical financial statements to,

i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when their payment becomes probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

ii) recognize as revenue junior relinquishment fees from the Mohegan Tribe of Indians of Connecticut (the "Mohegan Tribe" or "Tribe") pursuant to the Relinquishment Agreement in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

iii) reclassify certain payments by TCA to its partners as distributions on its partnership interests which were previously classified as expenses in the statement of operations.

The Company's interest in Trading Cove is its principal asset and source of income and cash flows.

To the extent these changes affected TCA's reported net income, the Company's net income would be affected by its proportionate share of TCA's income recorded under the equity method. To the extent these changes cause TCA to recognize income from relinquishment fees earlier than it previously had, the Company's equity income of TCA would be increased by its proportionate share of such income. Payments by TCA to the Company are reclassified as distributions, rather than as "Revenue - 25% of relinquishment payments - Trading Cove Associates" on its statement of operations.

The effect of the restatement to TCA is to change the timing of the recognition of certain revenues and certain liabilities of TCA, owed to its partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to its partners or their affiliates. As a result of the restatement by TCA, the Company will restate its financial information included in each Form 10-K and Form 10-Q filed by the Company since 1997. The Company plans to include this restated financial information in an amendment to its Form 10-K for the year ended December 31, 2002, after its independent accountants complete their audit of any annual, and review of any interim, restated financial information.

The restatement will not change the cash flow from operating, investing or financing activities that would have been available for paying interest, principal and premium on its outstanding 9-1/2% Senior Notes due 2010 (the "$125 Million Senior Notes"). Moreover, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

As noted above, TCA will change how it has accounted for certain contractual liabilities it owes to its partners and their affiliates for services performed under contract. TCA will record a liability for previously provided services pursuant to SFAS 5 when it became probable that it had been incurred rather than when such payments became payable. As a result of this change, some payments will be recorded as liabilities and expenses on TCA's financial statements several years before they are due and payable. Previously, these payments were recorded as liabilities only when payment was certain. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement.

One effect of the change described in the preceding paragraph is that TCA will recognize an additional loss on the Development Agreement between it and the Mohegan Tribal Gaming Authority (the "Authority"), which is accounted for in accordance with Statement of Position 81-1. This will result in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 Trading Cove had recorded a loss of $7,007,000. After the restatement, it will record a loss of $16,000,000. The Company's 50% share of the difference is $4,496,500. Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have been paid.

Also as noted above, TCA will change its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA will now accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement will require the Company to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter.

Also as noted above, TCA will reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which will change, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, for the periods commencing January 1, 2000. This reclassification by TCA will result in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of operations. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments - Trading Cove Associates". Such reclassification will not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002, the restated condensed balance sheet of the Company will show $0 as due from TCA, and accordingly "Trading Cove Associates - equity investment" will be increased by $11,021,500, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph.

The Condensed Balance Sheet at December 31, 2002, Condensed Statement of Operations for the three months ended March 31, 2002, Condensed Statement of Changes in Member's Deficiency for the three months ended March 31, 2002, and Condensed Statement of Cash Flows for the three months ended March 31, 2002 contained herein have been updated to reflect these restatements.

The following tables show the effect of the restatement on the Company's Condensed Balance Sheet as of December 31, 2002, as well as the Company's
Condensed Statement of Operations, Condensed Statement of Changes in Member's Deficiency, and Condensed Statement of Cash Flows for the three months ended March 31, 2002. The restatement adjustments outlined below do not impact total cash flows of the Company or its reported cash balances.



                                                Waterford Gaming, L.L.C.

                                                Condensed Balance Sheet

                                                as of December 31, 2002

                                                        (Unaudited)
                                            ---------------------------------

                                                                           Previously
                                                                           reported                             Restated
                                                                           December 31,     Restatement         December 31,
                                                                           2002 *           adjustments **      2002
                                                                         --------------   --------------       ------------

                ASSETS

Current assets
    Cash and cash equivalents                                             $  4,658,602    $     ---            $  4,658,602
    Restricted investments                                                  10,344,130          ---              10,344,130
    Due from Trading Cove Associates                                        11,021,500      (11,021,500)  (a)       ---
    Other current assets                                                         7,965          ---                   7,965
                                                                         --------------   --------------       ------------

       Total current assets                                                 26,032,197      (11,021,500)         15,010,697
                                                                         --------------   --------------       ------------

Trading Cove Associates - equity investment                                  5,447,338        6,525,000   (d)    11,972,338
Beneficial interest - Leisure Resort Technology, Inc.                        4,540,039          ---               4,540,039
Deferred financing costs, net of accumulated amortization of $1,391,838
       at December 31, 2002                                                  2,643,338          ---               2,643,338
Fixed assets, net of accumulated depreciation of $42,222 at
       December 31, 2002                                                        11,696          ---                  11,696
                                                                         --------------   --------------       ------------

       Total assets                                                       $ 38,674,608     $ (4,496,500)       $ 34,178,108
                                                                         ==============   ==============       ============


                LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                 $    111,996     $    ---            $    111,996
    Accrued interest on senior notes payable                                 3,021,196                            3,021,196
                                                                         --------------   --------------       ------------

       Total current liabilities                                             3,133,192          ---               3,133,192
                                                                         --------------   --------------       ------------
9-1/2% senior notes payable                                                108,007,000          ---             108,007,000
                                                                         --------------    -------------       ------------

       Total liabilities                                                   111,140,192          ---             111,140,192
                                                                         --------------    -------------       ------------

Contingencies                                                                  ---              ---                 ---

Member's deficiency                                                        (72,465,584)      (4,496,500)  (b)   (76,962,084)
                                                                         --------------    -------------       ------------

       Total liabilities and member's deficiency                          $ 38,674,608     $ (4,496,500)       $ 34,178,108
                                                                         ==============    =============       ============



*    Previously reported in Form 10-K filed by the Company on March 26, 2003

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments


                                                  Waterford Gaming, L.L.C.

                                            Condensed Statement of Operations

                                        for the three months ended March 31, 2002

                                                       (Unaudited)
                                               -----------------------------

                                                        Previously reported                                Restated
                                                        for the three months    Restatement           for the three months
                                                        ended March 31, 2002 *  adjustments **        ended March 31, 2002
                                                        ----------------------  --------------        ---------------------

Revenue
   25% of relinquishment payments - Trading
     Cove Associates                                        $ 1,621,000          $ (1,621,000) (a)                 ---
   Interest and dividend income                                 194,727              (194,727) (c)                 ---
                                                        ----------------        --------------        ---------------------

   Total revenue                                              1,815,727            (1,815,727)                     ---
                                                        ----------------        --------------        ---------------------

Expenses
   Interest expense                                           3,003,040               ---                      $ 3,003,040
   Salaries - related parties                                   187,069               ---                          187,069
   General and administrative                                   114,348               ---                          114,348
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.                            93,203               ---                           93,203
   Amortization on deferred financing costs                      91,716               ---                           91,716
   Depreciation                                                   2,695               ---                            2,695
                                                        ----------------        --------------        ---------------------

           Total expenses                                     3,492,071               ---                        3,492,071
                                                        ----------------        --------------        ---------------------
                                                             (1,676,344)           (1,815,727)                  (3,492,071)

   Interest and dividend income                                                       194,727  (c)                 194,727
   Equity in income of
      Trading Cove Associates                                   696,500             4,135,278  (e)               4,831,778
                                                        ----------------        --------------        ---------------------

           Net income (loss)                                $  (979,844)         $  2,514,278                  $ 1,534,434
                                                        ================        ==============        =====================


*    Previously  reported  in Form 10-Q filed by the  Company on May 14, 2002

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments


                                                       Waterford Gaming, L.L.C.

                                         Condensed Statement of Changes in Member's Deficiency

                                                for the three months ended March 31, 2002

                                                             (Unaudited)

                                                    -----------------------------

                                             Previously reported                             Restated
                                             for the three months        Restatement         for the three months
                                             ended March 31, 2002 *      adjustments **      ended March 31, 2002
                                             ---------------------       --------------      ---------------------


Balance, January 1, 2002                           $ (66,978,332)         $ (3,496,499) (b)         $ (70,474,831)

Distributions                                         (1,416,900)              ---                     (1,416,900)

Net income (loss)                                       (979,844)            2,514,278  (d)             1,534,434

                                             ---------------------       --------------      ---------------------
Balance, March 31, 2002                            $ (69,375,076)         $   (982,221)             $ (70,357,297)
                                             =====================       ==============      =====================


*    Previously reported in Form 10-Q filed by the Company on May 14, 2002

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments


                                                 Waterford Gaming, L.L.C.

                                            Condensed Statement of Cash Flows

                                        for the three months ended March 31, 2002

                                                      (Unaudited)
                                             -----------------------------


                                                             Previously reported                                Restated
                                                             for the three months        Restatement            for the three months
                                                             ended March 31, 2002 *      adjustments **         ended March 31, 2002
                                                             ----------------------      ---------------        --------------------

Cash flows from operating activities
    Net income (loss)                                                 $  (979,844)         $  2,514,278               $   1,534,434
                                                                   ----------------      ---------------        --------------------

    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities
         Amortization                                                      184,919                 ---                      184,919
         Depreciation                                                        2,695                 ---                        2,695
         Equity in income of Trading Cove Associates                      (696,500)          (4,135,278)  (d)            (4,831,778)
         Operating distributions from
           Trading Cove Associates                                         ---                8,357,604   (a)             8,357,604
         Changes in operating assets and liabilities
           Decrease in due from Trading Cove Associates                  6,736,604           (6,736,604)  (a)                ---
           Increase in other current assets                                (42,751)             ---                         (42,751)
           Decrease in accrued expenses and accounts payable               (36,913)             ---                         (36,913)
           Decrease in accrued interest on senior notes payable         (2,758,577)             ---                      (2,758,577)
                                                                   ---------------       ---------------        --------------------
                   Total adjustments                                     3,389,477           (2,514,278)                    875,199
                                                                   ----------------      ---------------        --------------------

                   Net cash provided by
                       operating activities                              2,409,633               ---                      2,409,633
                                                                   ----------------      ---------------        --------------------

Cash flows from investing activities
    Contributions to Trading Cove Associates                              (200,000)              ---                       (200,000)
    Distributions from Trading Cove Associates                             750,000               ---                        750,000
    Sales and (purchases) of restricted investments - net                  570,848               ---                        570,848
                                                                   ----------------      ---------------        --------------------
                   Net cash provided by
                       investing activities                              1,120,848               ---                      1,120,848
                                                                   ----------------      ---------------        --------------------

Cash flows from financing activities
    Redemption of  9-1/2% senior notes                                  (4,031,000)              ---                     (4,031,000)
    Distributions to member                                             (1,416,900)              ---                     (1,416,900)
                                                                   ----------------      ---------------        --------------------
                   Net cash used in
                       financing activities                             (5,447,900)              ---                     (5,447,900)
                                                                   ----------------      ---------------        --------------------

Net decrease in cash and cash equivalents                               (1,917,419)              ---                     (1,917,419)

Cash and cash equivalents at beginning of quarter                        3,570,949               ---                      3,570,949

                                                                   ----------------      ---------------        --------------------
Cash and cash equivalents at end of quarter                           $  1,653,530         $     ---                  $   1,653,530
                                                                   ================      ===============        ====================


Supplemental disclosure of cash flow information:
    Cash paid during the quarter for interest                         $  5,761,617         $     ---                  $   5,761,617
                                                                 ==================      ===============        ====================


*    Previously reported in Form 10-Q filed by the Company on May 14, 2002

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments


                            Waterford Gaming, L.L.C.

              FOOTNOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS

              ----------------------------------------------------

(a) To reflect receipt of 25% of the relinquishment payments (as detailed under point (g) set forth below under the section "Amended and Restated Omnibus Termination Agreement") as a distribution of operating income of TCA rather than revenue in the period received.

(b) To reflect a cumulative adjustment of equity income from TCA to reflect the Company's share of TCA's loss on an uncompleted development services subcontract with affiliated entities of TCA (the Agreement Relating to Development Services Phase II).

(c)  Reclassification from revenue to other income.

(d) To reflect the impact on its equity in the income of Trading Cove Associates caused by the explanations in notes (a) and (e) to the Restated Condensed Financial Statements.

(e) To reflect the impact of TCA recording the junior relinquishment revenue in the period earned, rather than every six months, when such payments became due, and to reflect certain payments to affiliates of TCA, as distributions by TCA rather than as an expense to TCA. (See note (a), above).




Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.


A - Certain Forward Looking Statements
--------------------------------------

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about the Company's and Mohegan Sun's plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the risk factors described below under the heading "Risk Factors" and the following:

     a)   the financial performance of the Mohegan Sun;

     b) changes in laws or regulations (including, without limitation, gaming laws or regulations);

     c)   the effects of new competition; and

     d)   general domestic and global economic conditions.


The Company's and Mohegan Sun's actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained herein. The Company can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.


B - Development and Operational Activities
------------------------------------------

The Company is a special purpose company formed solely for the purpose of holding its partnership interest in TCA, a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun.


1 - Trading Cove Associates
---------------------------

TCA was organized on July 27, 1993.  The primary purpose of TCA has been,

     a)   to  assist  the  Tribe  and  the  Authority,   in  obtaining   federal
          recognition,

     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,

     c)   to obtain financing for the development of the Mohegan Sun,

     d) to negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"),

     e) to oversee all operations of the Mohegan Sun Casino pursuant to the terms of the Management Agreement until December 31, 1999, and

     f)   to participate in the design and development of the Mohegan Sun.

The Mohegan Sun commenced operations on October 12, 1996. Since the opening of the casino, and until January 1, 2000, TCA had overseen the Mohegan Sun's day-to-day operations.

The TCA partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of it partnership agreement. The Company has a 50% voting and profits interest in TCA. The remaining 50% interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("Kerzner International"). The complete text of (a) the Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now Kerzner Investments), RJH Development Corp., Leisure Resort Technology, Inc., Suites, Inc., and LMW Investments, Inc., and (b) the First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. is filed as exhibits to the Company's Registration Statement on Form S-4, filed with Securities and Exchange Commission (File No. 333-17795) and declared effective on May 15, 1997 and each is incorporated herin by reference.


2 - Trading Cove Associates - Material Agreements
-------------------------------------------------

a)  Relinquishment Agreement
----------------------------

On February 7, 1998, TCA and the Authority entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999, and on January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

Under the Relinquishment Agreement, to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority agreed to pay to TCA a fee (the "Relinquishment Fees") equal to 5% of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion project (the "Project").

The Development Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5% of "Revenues". Revenues are defined as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues. Such revenue includes, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Tribe's senior obligations, as defined in the Relinquishment Agreement. (See section below titled "Risk Factors - Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness".)

For the quarters ended March 31, 2003 and 2002, total Relinquishment Fees earned were $14,866,320 and $12,457,116, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon amounts reported to TCA by the Authority.

The complete text of the Relinquishment Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998.


b) Development Agreement and Other Related Agreements
-----------------------------------------------------

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project for a $14.0 million development fee (the "Development Fee").

On May 24, 2000, TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project and that TCA has no further obligations relating to the staffing of the Project.

The first phase of the Project, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At March 31, 2003 the Project has been substantially completed.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project as of each payment date. The last payment of the Development Fee is to be paid on the Completion Date, as defined in the Development Agreement, of the Project. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:

          Date Received by TCA        Relinquishment Fee Received

           January 15, 2000                  $ 1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
           July 19, 2002                         581,000
           October 18, 2002                      238,000
           January 24, 2003                       84,000
           April 15, 2003                        112,000
                                             -----------
                                             $13,944,000
                                             ===========

The Development Agreement terminates after the earlier of the completion of the Project or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the agreement to arbitration and have agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

As described in Note 5 to the financial statements included in Item 1 of this quarterly report on Form 10-Q, on February 9, 1998, TCA and KIML entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, and KIML agreed to perform, those services assigned to KIML by TCA, in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. After entering into the Development Services Agreement Phase II, KIML assigned it to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project, as defined in the Development Services Agreement Phase II, less all costs incurred by TCA in connection with the Project. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total payments will exceed the related revenue by $16 million which has been reflected in the accompanying financial statements. At March 31, 2003 and December 31, 2002, approximately $10.2 million was payable to affiliates.


Also as described in Note 5 to the financial statements included in Item 1 of this quarterly report on Form 10-Q, before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML has assigned the Local Construction Services Agreement to Kerzner Investments. Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kernzer Investments receives payment from TCA pursuant to the Development Services Agreement Phase II. Construction has subcontracted with The Slavik Company to provide certain services under the Local Construction Services Agreement. In connection with this subcontracting, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.


C - Certain Risk Factors
------------------------

1 - Lack of Operations; Dependence on the Mohegan Sun - The Company is entirely dependent upon the performance of the Mohegan Sun to meet its debt service obligations.

The Company does not conduct any business operations other than in connection with its role as a general partner of Trading Cove and activities incidental to the issuance of the $125 Million Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating debt service and capital needs from cash flows from Trading Cove and from cash flows (dividend and interest) from temporary investments.

Trading Cove's only material source of revenue and cash flows is the Relinquishment Fees it receives from the Mohegan Sun. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay
Relinquishment Fees. The Company's ability to meet its obligations under the $125 Million Senior Notes is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which Trading Cove and the Company have no control, including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, the actual number of gaming customers and the amount wagered.

In addition, Trading Cove has entered into subcontracts with Kerzner Investments (who has further subcontracted with certain of our affiliates) in connection with the development and construction of the Project Sunburst expansion. Under the subcontracts, Trading Cove has agreed to pay a development fee equal to 3% of the total costs of the Project Sunburst expansion, excluding capitalized interest, which is estimated to be $1.0 billion, less Trading Cove's actual costs relating to the Project Sunburst expansion. The Company expects Trading Cove will pay Kerzner Investments and our affiliates a development fee of approximately $20 million pursuant to these subcontracts. Pursuant to the Amended and Restated Omnibus Termination Agreement, Trading Cove is required to pay the development fee prior to making any distribution to its partners, including the Company. To date, Trading Cove has paid approximately $10.8 million to Kerzner Investments and the Company's affiliates under the
Development Services Agreement and expects to pay the remaining approximately $9.2 million in July 2003. Any payment of the development fee reduces amounts available to be distributed to the Company.

The Company cannot assure you that its future operating cash flow will be sufficient to cover its expenses, including interest on the $125 Million Senior Notes.

2 - Leverage - The Company's and the Authority's substantial indebtedness could adversely affect the Company's ability to fulfill its obligations under the $125 Million Senior Notes.

The Company has an aggregate long-term senior indebtedness of $102,349,000, consisting of the $125 Million Senior Notes. The Authority is also highly leveraged. As of March 31, 2003, the Authority had a total of approximately $1.13 billion of indebtedness outstanding. On March 25, 2003, the Authority closed a new $391.0 million bank credit facility. At March 31, 2003 the Authority has approximately $170 million available for borrowing under the bank credit facility. Pursuant to the terms of the bank credit facility, the Authority may incur additional indebtedness, including senior secured indebtedness. Substantially all of the Authority's assets secure its bank credit facility.

The Company's agreements with the Authority do not prohibit the Authority from incurring indebtedness. In addition to its bank credit facility, the Authority had the following indebtedness outstanding:

          a)   $200.0 million of 8.125% senior notes due 2006;

          b)   $300.0 million of 8.75% senior subordinated notes due 2009;

          c)   $150.0 million of 8.375% senior subordinated notes due 2011; and

          d)   $250.0 million of 8.0% senior subordinated notes due 2012.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the $125 Million Senior Notes, including, without limitation, the following:

          a) making it more difficult for the Authority to pay the fees owed to Trading Cove under the Relinquishment Agreement; and

          b) the Authority's high degree of leverage may make it vulnerable to an economic downturn, which may hamper the Mohegan Sun's ability to meet expected operating results.

3 - Subordination - Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness.

The senior and junior relinquishment payments from the Authority to Trading Cove rank behind all of the Authority's obligations to pay the minimum priority distributions to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness, including the Authority's bank credit facility.

As a result, upon any distribution by the Authority to its creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority or its property, the priority distributions owed to the Mohegan Tribe and the holders of the Authority's senior secured indebtedness will be entitled to be paid in full and in cash before any senior or junior relinquishment payments may be made to Trading Cove. In addition, the junior relinquishment payments rank behind all of the Authority's existing and future senior indebtedness. As a result, in any such proceedings, the holders of the Authority's senior indebtedness will be entitled to be paid in full and in cash before any junior relinquishment payments may be made to Trading Cove.

In addition, all relinquishment payments will be blocked in the event of a payment default on senior secured indebtedness of the Authority, and all junior relinquishment payments will be blocked in the event of a payment default on senior indebtedness of the Authority and, in each case, may be blocked for up to 179 of 360 consecutive days in the event of certain non-payment defaults on senior secured indebtedness or senior indebtedness of the Authority, as applicable.

In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, Trading Cove will receive distributions (if at all) on a pari passu basis with all other holders of the Authority's senior unsecured indebtedness with respect to the senior relinquishment payments from the assets remaining after the Authority has paid all of its senior secured indebtedness and with all other holders of subordinated indebtedness with respect to the junior relinquishment payments from the assets remaining after the Authority has paid all of its senior indebtedness. However, the Relinquishment Agreement requires that amounts otherwise payable to Trading Cove in a bankruptcy or similar proceeding of the Authority be paid to holders of senior secured indebtedness, with respect to the senior relinquishment payments, and to holders of senior indebtedness until they are paid in full, with respect to junior relinquishment payments, instead of to Trading Cove. For that reason, Trading Cove may receive less, ratably, than holders of senior unsecured indebtedness of the Authority in any such proceeding. In any of these cases, the Authority may not have sufficient funds to pay all of its creditors and Trading Cove may receive less, ratably, than the holders of the Authority's senior indebtedness.

As of March 31, 2003, the senior relinquishment payments are subordinated to $221.0 million of senior secured indebtedness of the Authority and the junior relinquishment payments are subordinated to $421.0 million of senior indebtedness of the Authority. In addition, at March 31, 2003, the Authority has approximately $170 million available for borrowing under its bank credit facility. For the year ending September 30, 2002, the annual minimum priority distribution to the Mohegan Tribe was $15.1 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index. The Authority will be permitted to borrow substantial additional indebtedness, including senior secured indebtedness, in the future.


4 - Risks Associated with Trading Cove and the Trading Cove Partnership Agreement - The Company would not be a creditor of Trading Cove and we have no rights to the assets of the Authority in the event of a bankruptcy or similar proceeding against either. The Company does not have the power under Trading Cove's partnership agreement to cause Trading Cove to make any distributions to the Company.

If Trading Cove becomes the debtor in a bankruptcy or similar proceeding, the Company would have the status of an equity holder, not a creditor, and would not be entitled to receive any distributions until all of Trading Cove's creditors were paid in full.

If the Authority became the debtor in a bankruptcy or similar proceeding, Trading Cove's rights and recovery would depend on numerous factors, including the type and outcome of the proceeding. If the Authority ceased operations and liquidated, under chapter 7 of the Bankruptcy Code or otherwise, Trading Cove's claim would likely be limited to the amount of unpaid relinquishment fees as of the time of liquidation. If the Authority reorganized under chapter 11 of the Bankruptcy Code, Trading Cove's claim would likely be based on an estimate of the Mohegan Sun's future revenues for the term of the Relinquishment Agreement. In any event, any recovery by Trading Cove on its claims for senior or junior relinquishment fees would be subject to the prior payment in full of all indebtedness senior thereto.

As a result, the Company cannot give any assurance that, in the event of bankruptcy or financial difficulty of either Trading Cove or the Authority, it would ultimately recover sufficient (or any) funds to pay amounts outstanding under the $125 Million Senior Notes.

The $125 Million Senior Notes are not secured by a pledge of the Company's partnership interest in Trading Cove. Accordingly, in the event of an acceleration under the Indenture, the trustee under the Indenture will not be able to foreclose upon the equity in Trading Cove.

The partnership agreement with respect to Trading Cove requires consent by both partners in order to take any action. Accordingly, neither the Company nor Kerzner Investments has the authority to cause Trading Cove to make any distributions, and Kerzner Investments has the ability to block any action taken by Trading Cove. Although the partnership agreement requires Trading Cove to make distributions of excess cash, the distributions are reduced by certain undefined, discretionary amounts, including foreseeable needs of cash, obligations to third parties, adequate working capital and reserves and the amount needed by the partnership to conduct its business and carry out its purposes. A dispute between the partners as to the appropriate amount of such reductions could result in no or limited distributions by Trading Cove, which could have a material adverse effect on the Company's ability to make required payments of interest, principal and premium on the $125 Million Senior Notes.

Under the partnership agreement and certain other existing agreements, Trading Cove must make certain payments and pay expenses prior to making distributions to its members, including Waterford. Such payments and expenses include

          (1) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (the remaining development fee payment, expected to be approximately $9.2 million, is expected to be made in July 2003), and

          (2) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

In addition, Trading Cove will pay its operating expenses prior to making any distributions to its partners. To the extent its operating expenses are less than $2.0 million, Trading Cove is required to pay the difference to each of Kerzner Investments and the principals of the Company. All of these amounts reduce the amounts distributable to the Company. Finally, the Company and Trading Cove are party to litigation with a former partner of Trading Cove, which, if adversely determined, could materially and adversely affect its future distributions from Trading Cove.

5 - Risks Associated with the Buy/Sell Option Under Trading Cove Partnership Agreement - If a dispute occurs between the Company and Kerzner Investments, the buy/sell provision of the partnership agreement could be invoked. If the buy/sell provision is invoked, the Company cannot assure you that it would have sufficient funds to buy out Kerzner Investments or, if the Company agreed to sell to Kerzner Investments, that the selling price would be sufficient to pay all amounts due on the $125 Million Senior Notes.

In the event of any dispute between the partners in Trading Cove, either partner could invoke the buy/sell provision contained in the partnership agreement. Pursuant to the buy/sell provision, the party invoking the buy/sell provision would deliver a notice to the other party requiring it to sell its interest or buy the invoking party's interest, in each case at the price set forth in such notice. The party receiving the notice must make the election within 45 days of receipt of the notice or be deemed to have accepted the offer to sell. If the offer to buy is elected, the party must close the purchase within 75 days of the end of the 45-day period. Any party may terminate the option at any time prior to closing by accepting the position of the other party. In the event Kerzner Investments were to invoke the buy/sell provision, the Company could:

          a)   buy Kerzner Investments' interest;

          b)   sell its interest; or

          c)   agree with Kerzner Investments on the point of dispute.

The Company may transfer it right to buy under the buy/sell provision of the partnership agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investment' partnership interest. If the Company were to elect to buy Kerzner Investments' partnership interest other than with funds provided by the Waterford Group, the Indenture requires the Company to redeem the $125 Million Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient for us to redeem the $125 Million Notes on satisfactory terms, or at all.

If the Company were to sell its partnership interest in Trading Cove, it is possible that the amount we receive would be insufficient to pay all amounts due on the $125 Million Senior Notes. If the Company were to concur with Kerzner Investments with respect to the point of dispute, it cannot assure you that Kerzner Investments' position would not have a material adverse effect on the Company's ability to pay principal, interest and premium on the $125 Million Senior Notes.


6 - Difficulties in Enforcing Obligations Against the Authority - The ability to enforce obligations against the Authority and the Mohegan Tribe is limited by the Mohegan Tribe's sovereign immunity.

Although the Mohegan Tribe and the Authority have sovereign immunity and may not be sued without their consent, both the Mohegan Tribe and the Authority have granted a limited waiver of sovereign immunity and consent to suit in connection with the Relinquishment Agreement, including suits against the Authority to enforce the obligation to pay fees due under the Relinquishment Agreement. In the event that such waiver of sovereign immunity is held to be ineffective, Trading Cove could be precluded from judicially enforcing its rights and remedies. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes such as the Mohegan Tribe. In addition, the Company has no standing to enforce the Relinquishment Agreement and therefore would have to rely on Trading Cove to enforce such agreements.

The Relinquishment Agreement provides that disputes shall be resolved in any court of competent jurisdiction including the Gaming Disputes Court of the Mohegan Tribe, which was established under the Mohegan Tribe's constitution to rule on disputes with respect to the Mohegan Sun. Appeals of the decisions of the Trial Division are heard by the Appellate Branch of the Gaming Disputes Court. Matters as to which applicable federal or state courts have jurisdiction may be brought in such courts. However, the federal courts may not have jurisdiction over disputes not arising under federal law, and the state courts may not have jurisdiction over any disputes arising on the Mohegan reservation. Moreover, the federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in the federal or state court. Thus, there may be no federal or state court forum with respect to a dispute with the Authority or the Mohegan Tribe relating to the Relinquishment Agreement. In addition, the Authority may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, any forum will be available other than an arbitration panel of the Gaming Disputes Court. In the Gaming Disputes Court, there are few guiding precedents for the interpretation of Mohegan Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Mohegan Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of the Mohegan Tribal officials to carry out such judgment. In addition, the land under the casino facility is owned by the United States in trust for the Mohegan Tribe, and creditors of the Authority or the Mohegan Tribe may not force or obtain title to the land.

The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40% of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75% of all registered voters of the Mohegan Tribe. As of September 30, 2002, the Mohegan Tribe had approximately 934 registered voters. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of Trading Cove to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the $125 Million Senior Notes.

7 - Future Expansion of the Mohegan Sun - In the event that the Mohegan Tribe decides to expand the Mohegan Sun, Trading Cove has no rights associated with such expansion.

The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, Trading Cove is entitled to 5% of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from bingo. If the Mohegan Sun is further expanded, Trading Cove, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, Trading Cove has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to Trading Cove. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which Trading Cove is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of Trading Cove under the Relinquishment Agreement, Trading Cove could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority."


8 - Competition from Other Gaming Operations -The Mohegan Sun may face significant competition from other persons who may receive approval to engage in gaming in the region.

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with the Foxwoods Resort Casino and, to a lesser extent, with casinos in Atlantic City, New Jersey and upstate New York. Foxwoods, which is located approximately 10 miles from the Mohegan Sun, recently announced its intention to build a $99 million casino expansion. With the completion of the Project Sunburst expansion of the Mohegan Sun, the two facilities are comparable in gaming space as well as in amenities such as hotel accommodations and non-gaming entertainment.

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several racetracks in the state but not full-scale casino gaming. To date, none of the racetracks have installed these machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The
Seneca Nation opened a facility in Niagara Falls in late December 2002. The validity of the New York State statute is currently being litigated in state court.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Community, Band of Mohican Indians (the "Stockbridge-Munsee Tribe"), have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe recently signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region. In addition, several other federally recognized tribes in New England are seeking to establish gaming operations, including the Historic Eastern Pequot Tribe of Connecticut (whose status is being challenged), the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes.

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Connecticut, these include the Schaghticoke Nation and the Golden Hill Paugussett Tribe; in Massachusetts, the groups include the Mashpee Wampanoag and the two Nipmuck Bands that border on the State of Connecticut - the Hassanamisco Band and the Chaubunagungamaug Band. Both the Golden Hill and the Schaghticoke groups have received proposed negative determinations and are in the 180-day response period after which the Department of the Interior will issue its final determination. The Nipmuck Bands both received proposed negative findings and are awaiting final determinations from the Department of the Interior; the Mashpee is awaiting a proposed finding.

A number of states in the region are projecting budget shortfalls and are considering permitting forms of gaming to provide state revenues. In an effort to address its state budget shortfalls, the Governor of Massachusetts and other leaders in that state have indicated interest in both Indian gaming and non-Indian commercial gaming.

The Mohegan Sun also competes with other forms of gaming, including on-track and off-track wagering, state lotteries and Internet gaming, as well as with non-gaming leisure activities.

9 - Effect of General Economic Conditions - The U.S. economy is experiencing a downturn, which could have an adverse impact on the financial performance of the Mohegan Sun.

The Mohegan Sun is affected by general economic conditions. The events of September 11th and the war in Iraq further exacerbated difficult conditions in the U.S. economy and the gaming industry generally. The effects of these events have included a decline in vacation travel and tourism due to, among other factors, fears regarding additional acts of terrorism. The magnitude and duration of these effects or any future acts of terrorism is unknown and cannot be predicted. In addition, the recent outbreak of severe acute respiratory syndrome (SARS) has affected international air travel. Worsening economic conditions or a prolonged recession could hamper the Mohegan Sun's ability to meet expected operating results.


10 - Dependence on Key Personnel; Significant Change in Tribal Management - The loss of any key management member or any significant change in the makeup of the Tribal Council could have a material adverse effect on the Mohegan Sun.

The Mohegan Suns success depends in large part on the continued service of certain key management personnel, particularly William Velardo, the Authority's President and Chief Executive Officer, Mitchell Etess, the Authority's Executive Vice President of Marketing, and Jeffrey Hartmann, the Authority's Executive Vice President, Finance and Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority's business, operating results and financial condition which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the $125 Million Senior Notes.

Additionally, Mark F. Brown serves as Chairman of the Tribal Council of the Mohegan Tribe and Chairman of the Management Board of the Authority. The Members of the Tribal Council, including the Chairman, are elected by the Mohegan Tribe every five years. The next election is in October 2005. The loss of Mr. Brown's services, as well as a significant change in the composition of the Tribal Council, could have a material adverse effect on the Authority which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the $125 Million Senior Notes.

11 - Highly Regulated Industry - Changes in the law could have a material adverse effect on the Authority's ability to conduct gaming.

Gaming on the Mohegan Tribe's reservation is extensively regulated by federal, state and tribal regulatory bodies, including the National Indian Gaming Commission and agencies of the State of Connecticut (for example, the Division of Special Revenue, the State Police and the Department of Liquor Control). As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that the Authority can conduct and the revenues they realize. Congress has regulatory authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. Currently, the operation of all gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988. For the past several years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with the Indian Gaming Regulatory Act. Certain bills have also been proposed which would have the effect of repealing many of the key provisions of the Indian Gaming Regulatory Act and prohibiting the continued operation of certain classes of gaming on certain Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. However, none of the substantive proposed amendments to the Indian Gaming Regulatory Act have proceeded out of committee hearings to a vote by either the House or the Senate.

In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority's ability to meet its obligations to creditors, such as Trading Cove under the Relinquishment Agreement, would be doubtful. If the Authority were unable to meet its obligations, it would have a material adverse effect on the Company's ability to make payments of principal, interest and premiums on the $125 Million Senior Notes.

Under federal law, gaming on Indian land is dependent on the permissibility under state law of certain forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on the ability of the Authority to conduct gaming. In fact, the State of Connecticut repealed the Las Vegas Casino Nights statute earlier this year, but the state attorney general has opined that this will not affect the two existing Indian gaming compacts.

12 - Possible Environmental Liabilities - Risks of material environmental liability may exist as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

The site on which the Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of United Nuclear Corporation facilities on the site, extensive remediation of contaminated soils and additional investigations were completed. The site currently meets federal and state remediation requirements. Notwithstanding the foregoing, the Company cannot assure you that:

     a) the various environmental reports or any other existing environmental studies revealed all environmental liabilities;

     b) any prior owners or tenants did not create any material environmental condition not known to the Company;

     c) future laws, ordinances or regulations will not impose any material environmental liability; or

     d) a material environmental condition does not otherwise exist on the site.

13 - Possible Environmental Liabilities - Risks of material environmental liability may exist as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

The site on which the Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of United Nuclear Corporation facilities on the site, extensive remediation of contaminated soils and additional investigations were completed. The site currently meets federal and state remediation requirements. Notwithstanding the foregoing, the Company cannot assure you that:

     a) the various environmental reports or any other existing environmental studies revealed all environmental liabilities;

     b) any prior owners or tenants did not create any material environmental condition not known to the Company;

     c) future laws, ordinances or regulations will not impose any material environmental liability; or

     d) a material environmental condition does not otherwise exist on the site.

Taxation of Indian Gaming - A change in the Authority's current tax-exempt status could have a material adverse effect on the Authority's ability to make capital improvements and repay its indebtedness.

Based on current interpretations of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Mohegan Tribe nor the Authority is a taxable entity for purposes of federal income taxation. There can be no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

Efforts were made in Congress in the mid-1990s to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House bill which would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although this legislation was not enacted, future legislation in this area could materially and adversely affect the Authority's ability to make capital improvements and repay its indebtedness which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the $125 Million Senior Notes.

D - Significant Accounting Policies
-----------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following is a review of the more significant accounting policies and methods used by the Company:

1 - Concentration of Credit Risk - The Company has one primary source of income:
Distributions from TCA. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and the related Relinquishment Fees, and Development Fee, paid and to be paid by the Authority.

2 - Equity Investments - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.5% interest in TCA. This amount is amortized over the terms of the related agreement. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned by TCA pursuant to the Relinquishment Agreement and the Development Agreement with the Authority. Distributions are recorded when received.


E - Contractual Obligations

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2003.

                                                                      Payments Due By Period
Contractual Obligations
                                             Total        Less Than 1      1-3 Years      3-5 Years     More than 5
                                                          Year                                          Years
Long-Term Debt Obligations                    (1)            (1)             (1)           (1)            (1)
Capital Lease Obligations                      0              0               0             0              0
Operating Lease Obligations)                   0              0               0             0              0
Purchase Obligations                           0              0               0             0              0
Other Long-Term Liabilities on the             0              0               0             0              0
Registrant's
Balance Sheet under GAAP
Totals                                        (1)            (1)             (1)           (1)            (1)


The Company's long-term debt consists of obligations under the $125 Million Senior Notes. On March 31, 2003, approximately $102.3 million in aggregate principal amount of $125 Million Senior Notes was outstanding. Interest on the outstanding principal amount of $125 Million Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 9.50% per annum. The outstanding principal amount of the $125 Million Senior Notes is due and payable in full on March 15, 2010. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company must redeem $125 Million Senior Notes with any "Company Excess Cash" (as defined in the Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 109.5% for redemptions made between March 15, 1999 and May 14, 2000, to 100% for redemptions made after March 14, 2010. Any reduction in principal amount of $125 Million Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.


F - Overview of Current and Future Cash Flows
---------------------------------------------

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required in connection with the Project. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.


1 - Sources of Income and Cash Flows
------------------------------------

The Company has one primary source of income and cash flow: equity income and distributions from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees and Development Fee payments by the Authority to TCA.


2 - Distribution on the Company's Partnership Interest in TCA
-------------------------------------------------------------

The Company's expects that TCA's major source of revenue for 2003 will be Relinquishment Fees payable by the Authority.

On April 28, 2003 the Company received $2,876,707 from TCA as a distribution which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $14,866,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2003 and $112,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. On April 26, 2002 the Company received $1,821,000 from TCA as a distribution which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $12,457,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2002 and $413,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.


3 - Amended and Restated Omnibus Termination Agreement
------------------------------------------------------

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the " Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the management services agreement; d) the organizational and administrative services agreement; e) the marketing services agreement; and f) a letter agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2003 and 2002, $462,585 and $0 ($231,292 to Kerzner Investments and $231,293 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to March 31, 2003 these capital contributions aggregated $7,100,000. From January 1, 2000 to March 31, 2003 $7,100,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

As of March 31, 2003, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2003. The contingent obligation with respect to such payments at March 31, 2003 was approximately $10,197,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On April 28, 2003 and April 26, 2002, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the management services agreement, the organizational and administrative services agreement and the marketing services agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%)of the relinquishment payments as distributions. On April 28, 2003 and April 26, 2002, $5,753,415 ($2,876,708 to Kerzner Investments and $2,876,707 to the Company) and $3,242,000, ($1,621,000 to Kerzner Investments and $1,621,000 to the
          Company), respectively, was distributed by TCA in terms of the seventh priority.

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

G - Results of Operations
-------------------------

Comparison of Operating Results for the Quarters ended March 31, 2003
---------------------------------------------------------------------
and 2002
--------

Total expenses for the three months ended March 31, 2003 was $3,380,773 compared with $3,492,071 for the three months ended March 31, 2002. Interest expense decreased by $119,737 due primarily to the redemption of the $125 Million Senior Notes in the principal amounts of $3,396,000 and $5,658,000 on September 15, 2002 and March 15, 2003, respectively, salaries-related parties increased by $24,094 due to the increase in Revenues of the Mohegan Sun and general and administrative costs decreased by $15,655 (primarily attributable to a decrease in legal and other expenses related to the defense of the leisure litigation, as detailed under Part II Other Information: Item I Legal Proceedings, totaling approximately $8,700, a decrease in bank sweep fees of approximately $11,500 and offset by an increase in insurance expense of approximately $3,000 and by an increase in rating agency fees of approximately $2,000).

Equity in income of Trading Cove Associates for the three months ended March 31, 2003 was $6,422,310 compared with $4,831,778 for the three months ended March 31, 2002. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement.

As a result of the foregoing factors, Waterford experienced net income of $3,094,140 for the three months ended March 31, 2003 compared with net income of $1,534,434 for the three months ended March 31, 2002.




H - Liquidity and Capital Resources
-----------------------------------

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

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase its $65 Million Senior Notes, distributed approximately $37 million to Waterford Group and paid the final $2 million to Leisure.

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

On January 4, 2000 also in accordance with the terms of the Indenture, the Company distributed $34,671,789 to its member Waterford Group.

During  1999,  2000,  2001,  2002,  on January  13,  2003 and April 10, 2003 the
Company distributed $886,285, $3,059,393, $1,739,660, $3,520,562, $1,290,900 and
$1,947,341 respectively to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

On November 1, 2002, the Company distributed $15,000,000 to Waterford Group, as a permitted dividend, in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $75,159,000 and $70,357,000 at March 31, 2003 and 2002, respectively.

For the three months ended March 31, 2003 and 2002, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $5,264,869 and $2,409,633, respectively.

Current assets decreased from $15,010,697 at December 31, 2002 to $13,602,031 at March 31, 2003. The decrease was primarily attributable to the scheduled semi-annual payment of interest on March 15, 2003 on the $125 Million Senior Notes in the amount of approximately $5,130,000, the redemption on March 15, 2003 of $125 Million Senior Notes in the principal amount of $5,658,000 and offset by approximately $5,265,000 of cash provided by operations and by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $3,133,192 at December 31, 2002 to $592,482 at March 31, 2003. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,589,000 and offset by an increase in accrued expenses and accounts payable of approximately $48,000 (primarily attributable to an increase in the amount due for salaries-related parties of approximately $54,700, by an increase in the amount due for accounting services of approximately $1,200 and offset by a decrease in legal fees of approximately $7,000).

For the three months ended March 31, 2003 and 2002 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $812,955 and $1,120,848, respectively. The net cash provided by investing activities in 2003 was primarily the result of sales and (purchases) of restricted investments-net of approximately $613,000 and distributions from TCA of $200,000. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments-net of approximately $571,000, distributions from TCA of $750,000 and offset by contributions to TCA of $200,000 (to fund certain of TCA's development expenses in connection with the Project at Mohegan Sun).

The Company anticipates that up to $550,000 in additional contributions may have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of March 31, 2003 $4,550,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun.

For the three months ended March 31, 2003 and 2002, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $6,948,900 and $5,447,900, respectively. The net cash used in financing activities in 2003 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $5,658,000 on March 15, 2003, and distributions to the Company's sole member Waterford Group of $1,290,900. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 on March 15,
2002 and distributions to the Company's sole member Waterford Group of $1,416,900.



The Company and Finance are required to make a mandatory redemption on September 15 and March 15, of each year, which began September 15, 1999, of $125 Million Senior Notes using any Company Excess Cash, as defined in the Indenture, which the Company and Finance may have as of the preceding August 1 and February 1. On August 1, 1999 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,983,000, and accordingly on September 15, 1999 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,841,000 at the redemption price of 109.50%. On February 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,276,000, and accordingly on March 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $2,277,000 at the redemption price of 108.636%. On August 1, 2000 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes, totaling approximately $5,902,000, and accordingly on September 15, 2000 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $191,000 at the redemption price of 108.636%. On February 1, 2001 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $6,173,000 and accordingly on March 15, 2001 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $452,000 at the redemption price of 107.773%. On August 1, 2001 the Company and Finance had Company Excess Cash, as defined in the Indenture, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,765,000 and accordingly on September 15, 2001 the Company and Finance made a mandatory redemption of $125 Million Senior Notes in the principal amount of $3,805,000 at the redemption price of 107.773%. On February 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $9,793,000, and accordingly on March 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $4,031,000, at the redemption price of 106.909%. On August 1, 2002 the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $8,923,000 and accordingly on September 15, 2002 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $3,396,000 at the redemption price of 106.909%. On February 1, 2003, the Company and Finance had Company Excess Cash, as defined, available for mandatory redemption of the $125 Million Senior Notes totaling approximately $11,131,000 and accordingly on March 15, 2003 the Company and Finance made a mandatory redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 at the redemption price of 106.045%.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required by TCA to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2003 and December 31, 2002. The fair market value of the Company's long-term debt at March 31, 2003 and December 31, 2002 is estimated to be approximately $105,931,000 and $111,787,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.1%, has a face value of $9,777,000 and matures September 12, 2003. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

The Company does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that the Company will not use them as a means to manage interest rate risk in the future.

The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.

Item 4 -- Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with, or furnished to, the Commission, pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

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



Part II -- OTHER INFORMATION
----------------------------

Item 1 -- Legal Proceedings:

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, TCA, the Company, LMW Investments, Inc., and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, the Company bought Leisure's beneficial interest in TCA.

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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgement seeking dismissal of the counter claims in full. This motion for summary judgement was denied.

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions are to be completed by June 30, 2003. A trial date has not been set.

The Company believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

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


                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)
                 10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan Tribal Gaming Authority and First Union National Bank, as Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly Report, for the period ended
                              March 31, 2003, on Form 10-Q of the Mohegan Tribal Gaming Authority (the "Authority") dated May 14, 2003, incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference No. 033-80655.




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



(b)  Reports on Form 8-K
     -------------------

(i)     Form 8-K filed on March 31, 2003

        Item 5.

          On March 27, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of an Amended and Restated Loan Agreement (the "Loan Agreement") on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. On March 25, 2003, the Authority entered into a Loan Agreement for up to $391 million from a syndicate of 12 institutions and commercial banks with Bank of America, N.A. serving as Administrative Agent. The Loan Agreement replaces the Authority's existing $300 million senior secured credit facility and is comprised of a revolving loan of up to $291 million and a $100 million term loan, both of which mature on March 31, 2008.


        Date of Report: March 27, 2003



(ii)    Form 8-K filed on April 22, 2003

        Item 5.

          On April 21, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of its Slot Machine Statistical Report on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: April 21, 2003



(iii)   Form 8-K filed on May 7, 2003

        Item 5.

          On May 5, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K, announcing its second quarter ended March 31, 2003 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: May 5, 2003



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 21, 2003                   By: /s/Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: May 21, 2003                   By: /s/Alan Angel
                                     Alan Angel, Chief Financial Officer




                                  CERTIFICATION

I, Len Wolman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waterford Gaming, L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 21, 2003                      By: /s/Len Wolman
                                        Len Wolman, Chief Executive Officer



                                  CERTIFICATION

I, Alan Angel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waterford Gaming, L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 21, 2003                      By: /s/Alan Angel
                                        Alan Angel, Chief Financial Officer


