Form 10-K/A
period 2002-12-31
WATERFORD GAMING LLC
filed 2003-06-05
CIK 1028911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Title of each class                    Name of each exchange on which registered
Not applicable                         Not applicable

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. - Not applicable

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). - Not Applicable

                                 PREFATORY NOTE

     Waterford Gaming, L.L.C. (the "COMPANY" or "WATERFORD") has restated its financial statements for each of the fiscal years 1996 through 2002.

     The Company is a general partner of Trading Cove Associates ("TRADING COVE" or "TCA") and its investment in TCA is accounted for under the equity method. TCA has restated its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements have been restated to reflect the changes recorded by TCA. The effect of TCA's restatement on the Company's financial statements is described below.

     The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA has restated its historical financial statements to,

     i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when payment of such liabilities became probable, pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

     ii) recognize as revenue junior relinquishment fees from the Mohegan Tribal Gaming Authority (the "AUTHORITY") pursuant to the Relinquishment Agreement in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

     iii) reclassify certain payments by TCA to its partners as distributions on its partnership interests which were previously classified as expenses in the statement of operations.

The Company's interest in Trading Cove is its principal asset and source of income and cash flows.

     To the extent these changes affected TCA's reported net income, the Company's net income was affected by its proportionate share of TCA's income recorded under the equity method. To the extent these changes caused TCA to recognize income from relinquishment fees earlier than it previously had, the Company's equity income of TCA was increased by its proportionate share of such income. To the extent TCA reclassified certain payments to the Company as distributions on partnership interests, the Company has reclassified such payments by TCA as distributions, rather than as "Revenue - 25% of relinquishment payments - Trading Cove Associates," on its statement of income.

     The effect of the restatement to TCA is to change the timing of the recognition of certain revenues and certain liabilities of TCA, owed to its partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to its partners or their affiliates. As a result of the restatement by TCA, the Company has restated its financial information included in each Form 10-K and Form 10-Q filed by the Company since 2000 in this Form 10-K/A. The Company has not amended its Annual
Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to January 1, 2000, and the financial statements and related financial information contained in such reports should no longer be relied upon.

     The restatement does not result in a change of the cash flows from operating, investing or financing activities that would have been available for paying interest, principal and premium on the Company's outstanding 9-1/2% Senior Notes due 2010 (the "9.50% SENIOR NOTES"). Based on the Company's restated financial statements, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, it would change neither the timing nor amount of the 9.50% Senior Notes redeemed from Company Excess Cash, as defined in the indenture governing the 9.50% Senior Notes (the "INDENTURE"), nor the release of collateral or the interpretation of any covenant contained in the Indenture during such period. Moreover, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

     As noted above, TCA has changed how it has historically accounted for certain contractual liabilities it owed to its partners and their affiliates for services performed under contract. TCA has restated its financial statements to record a liability for certain previously provided services pursuant to SFAS 5 when it became probable that such liability had been incurred and when it became reasonably estimable rather than when payment was certain. As a result of this change, some payments have been recorded as liabilities and expenses on TCA's financial statements several years before they were, or will become, due and payable. Previously, these payments were recorded as liabilities only when such liability became payable. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement. For a description of the Amended and Restated Omnibus Termination Agreement, see "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement."

     One effect of the change described in the preceding paragraph is that TCA has restated its financial statements to recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in members' deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it recorded a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during 2002 and reduced its loss provision during 2000 by $2,007,000 to give effect to a $10,000,000 development loss at December 31, 1999. The Company's 50% share of the difference is $4,496,500 at December 31, 2002 and $3,496,500 at December 31, 2001 and 2000. Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have become payable.

     Also as noted above, TCA has restated its historical financial statements to reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which has changed, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, as described in paragraphs (e) and (g) of the section below titled "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement" for the periods commencing January 1, 2000. This reclassification by TCA results in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of income. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments - Trading Cove Associates". Such reclassification does not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002 and 2001, the restated balance sheets of the Company show $0 as due from TCA, and "Trading Cove Associates - equity investment" has been increased by $11,021,500 and $8,357,604 at December 31, 2002 and 2001, respectively, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph. The change in the development loss described above and the reclassification account for the change in equity investment on the consolidated balance sheet.

     Also as described above, TCA has changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA has restated its historical financial statements to accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement requires the Company to restate its historical financial statements to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter. There is no impact on TCA's annual relinquishment fee revenues.

     As a result of the restatement, net income or loss of the Company, which principally consists of equity income of TCA, varies considerably on a year to year basis from prior reported amounts for the period 1997 through 2000. For 2001, net income has remained unchanged at approximately $6.6 million. In 2002, net income has been decreased from approximately $13.0 million to approximately $12.0 million. As noted above, the restatement does not change cash that would have been available for redeeming or for paying interest, principal or premium on the 9.50% Senior Notes.

     This 10-K/A amends and restates in its entirety Item 1 (Business), Item 3 (Legal Proceedings), Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), and Item 13 (Certain Relationships and Related Transactions) of the Form 10-K filed by the Company on March 26, 2003. It also includes in Item 6 (Selected Financial Data) restated selected financial data for the years ended 1998, 1999, 2000, 2001, and 2002 and in Item 8 (Financial Statements and Supplementary Data) restated financial statements of the Company and TCA and related footnotes thereto for the fiscal years ended December 31, 2000, 2001 and 2002.

                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-K

                                                                                                                 PAGE
PART I

ITEM 1.     BUSINESS................................................................................................2
ITEM 2.     PROPERTIES.............................................................................................20
ITEM 3.     LEGAL PROCEEDINGS......................................................................................21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................22

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.................................22
ITEM 6.     SELECTED FINANCIAL DATA................................................................................22
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................23
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................40
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................41
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................41

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................41
ITEM 11.    EXECUTIVE COMPENSATION.................................................................................42
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........43
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................44

PART IV

ITEM 14.    CONTROL PROCEDURES.....................................................................................46
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................46

Signatures.........................................................................................................53
Certifications.

                       CERTAIN FORWARD LOOKING STATEMENTS

This annual report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), including, in particular, the statements about the Company's, TCA's and the Mohegan Sun Casino's (the "MOHEGAN SUN") plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the risk factors described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and the following:

     a)   the financial performance of the Mohegan Sun;
     b) changes in laws or regulations (including, without limitation, gaming laws or regulations);
     c)   the effects of new competition; and
     d)   general domestic and global economic conditions.

     The Company's, TCA's and Mohegan Sun's actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained herein. The Company can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on its results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K/A.

                                     PART I

Item 1.   BUSINESS

     THIS ITEM 1 HAS BEEN REVISED (a) TO REFLECT THE RESTATEMENT AND CERTAIN DEVELOPMENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-K, (b) TO UPDATE DISCLOSURE CONCERNING THE 9.50% SENIOR NOTES, (c) TO INCLUDE DESCRIPTIONS OF CERTAIN MATERIAL CONTRACTS OF THE COMPANY AND TCA CONTAINED IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), AND (d) TO INCORPORATE CERTAIN CONFORMING CHANGES.

A.   THE COMPANY

     The Company was formed solely for the purpose of holding its partnership interest in Trading Cove Associates, a Connecticut general partnership. Trading Cove is the former manager and original developer of the Mohegan Sun located in Uncasville, Connecticut, a casino owned by the Mohegan Tribe of Indians of Connecticut (the "MOHEGAN TRIBE" or the "TRIBE"). The Company's interest in TCA is its principal asset and source of income and cash flow.

     Trading Cove developed the Mohegan Sun and managed the property from its opening in 1996 until December 31, 1999. On January 1, 2000, Trading Cove turned over management of the Mohegan Sun to the Authority. TCA and the Company's principals assisted the Mohegan Tribe in obtaining federal recognition, negotiating the tribal-state compact with the State of Connecticut, obtaining numerous governmental approvals, raising debt financing for the initial construction and development of the Mohegan Sun, and developing the Project Sunburst expansion (the "PROJECT SUNBURST EXPANSION"), an approximately $1.0 billion expansion at the Mohegan Sun, the final phase of which opened in June 2002.

     The Company is a wholly owned subsidiary of Waterford Group, L.L.C. ("WATERFORD GROUP"). The Limited Liability Company Agreement of the Company (the "LLC AGREEMENT") is effective until September 30, 2020 and may be terminated by the Company's sole member or upon the occurrence of certain events as stated in the LLC Agreement.

     The LLC Agreement provides for the property, affairs and business of the Company to be managed by a four-member Board of Directors (the "BOARD OF DIRECTORS"), which consists of two directors appointed by Slavik Suites, Inc. ("SLAVIK") and two directors appointed by LMW Investments, Inc. ("LMW"). A quorum for the Board of Directors requires all four members. LMW and Slavik initially contributed capital to the Company consisting of all of their respective interests in Trading Cove.

     Prior to the offering of the Company's 12.75% Senior Notes (the "12.75% SENIOR NOTES"), Slavik and LMW were partners of Trading Cove. In connection with the formation of the Company, Slavik and LMW each contributed to the Company its interests in Trading Cove in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the 12.75% Senior Notes, (i) $6.7 million of the proceeds of such offering were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3.3 million of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the 12.75% Senior Notes to purchase RJH Development Corp.'s ownership interest in Trading Cove. As a result of these transactions (collectively the "REORGANIZATION"), Slavik and LMW owned 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of Trading Cove. As a result of the Reorganization, the only two partners of Trading Cove are the Company and Kerzner Investments Connecticut, Inc. ("KERZNER INVESTMENTS"), formerly Sun Cove Limited.

     In connection with the issuance on March 17, 1999 of the 9.50% Senior Notes, each of Slavik and LMW contributed their respective interests in the Company concurrently to Waterford Group. Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company, which are as follows:

          Slavik Suites, Inc.                         67.7967%
          LMW Investments, Inc.                       32.2033%
                                                    -----------
                                                     100.0000%
                                                    ===========

     Additional capital contributions may be made to the Company by its member, Waterford Group. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by its member pursuant to the terms set forth in the LLC Agreement; however, the Indenture governing the 9.50% Senior Notes, prohibits the Company from incurring additional indebtedness. The LLC Agreement also provides that any disputes which arise under the Agreement and which remain unresolved after 30 days will be settled through arbitration.

     LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The directors of Slavik are Del J. Lauria, Len Wolman, Mark Wolman and Stephan F. Slavik.

     As of December 31, 2002, the Company employed one full-time employee and no part-time employees. The Company's employee is not covered by a collective bargaining agreement.

B.   THE 9.50% SENIOR NOTES

     On March 17, 1999, the Company and its wholly owned subsidiary, Waterford Gaming Finance Corp. ("FINANCE"), issued the 9.50% Senior Notes. Payment of the principal of, and interest on, the 9.50% Senior Notes is pari passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future secured and subordinated debts.

     Upon the consummation of the offering of the Company's 9.50% Senior Notes,
(i) all of the Company's 12.75% Senior Notes were redeemed, (ii) a distribution of $37,050,000 was made by the Company to its sole member Waterford Group, and
(iii) $2.0 million was paid to a former partner of Trading Cove, Leisure Resort Technology, Inc. ("LEISURE"), in satisfaction of a contractual obligation.

     The 9.50% Senior Notes bear interest at a rate of 9.50% per annum, payable semi-annually in arrears on March 15 and September 15. The principal amount due on the 9.50% Senior Notes is payable on March 15, 2010.

     The Company and Finance may elect to redeem all or any of the 9.50% Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage of the principal amount of notes being redeemed plus accrued interest. Such percentage is set forth in the following table:

          If notes are redeemed                                                      Percentage
          ---------------------                                                      ----------
          after March 14, 2004 but
          on or before March 14, 2005.............................................    105.182%

          after March 14, 2005 but
          on or before March 14, 2006.............................................    104.318%

          after March 14, 2006
          but on or before March 14, 2007.........................................    103.455%

          after March 14, 2007 but
          on or before March 14, 2008.............................................    102.591%

          after March 14, 2008
          but on or before March 14, 2009.........................................    101.727%

          after March 14, 2009
          but on or before March 14, 2010.........................................    100.864%

          after March 14, 2010....................................................    100.000%

     The 9.50% Senior Notes provide that upon the occurrence of a Change of Control (as defined in the Indenture), the holders thereof will have the option to require the redemption of the 9.50% Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

     Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash to redeem 9.50% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount of 9.50% Notes being redeemed. Such percentage is set forth in the following table:

                                                                              Redemption price
                                                                              (expressed as a
                                                                              percentage of principal
          If notes are redeemed with company excess cash                      amount being redeemed)
          ----------------------------------------------                      -----------------------
          after March 14, 1999 but
          on or before March 14, 2000.......................................          109.500%

          after March 14, 2000 but
          on or before March 14, 2001.......................................          108.636%

          after March 14, 2001 but
          on or before March 14, 2002.......................................          107.773%

          after March 14, 2002 but
          on or before March 14, 2003.......................................          106.909%

          after March 14, 2003 but
          on or before March 14, 2004.......................................          106.045%

          after March 14, 2004 but
          on or before March 14, 2005.......................................          105.182%

          after March 14, 2005 but
          on or before March 14, 2006.......................................          104.318%

          after March 14, 2006
          but on or before March 14, 2007...................................          103.455%

          after March 14, 2007 but
          on or before March 14, 2008.......................................          102.591%

          after March 14, 2008
          but on or before March 14, 2009...................................          101.727%

          after March 14, 2009
          but on or before March 14, 2010...................................          100.864%

          after March 14, 2010..............................................          100.000%

     The Company and Finance have periodically redeemed portions of the 9.50% Senior Notes with Company Excess Cash pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the 9.50% Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture, (b) the aggregate principal amount of 9.50% Senior Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.

                                                                                                REDEMPTION PRICE
                                                                                                (EXPRESSED AS A
                                                                                                PERCENTAGE OF
                         COMPANY EXCESS CASH      PRINCIPAL AMOUNT OF                           PRINCIPAL AMOUNT
DATE                     (APPROXIMATELY)          NOTES REDEEMED         DATE OF REDEMPTION     REDEEMED)
August 1, 1999               $  8,983,000             $ 2,841,000        September 15, 1999         109.500%

February 1, 2000             $  8,276,000             $ 2,277,000        March 15, 2000             108.636%

August 1, 2000               $  5,902,000             $   191,000        September 15, 2000         108.636%

February 1, 2001             $  6,173,000             $   452,000        March 15, 2001             107.773%

August 1, 2001               $  9,765,000             $ 3,805,000        September 15, 2001         107.773%

February 1, 2002             $  9,793,000             $ 4,031,000        March 15, 2002             106.909%

August 1, 2002               $  8,923,000             $ 3,396,000        September 15, 2002         106.909%

February 1, 2003             $ 11,131,000             $ 5,658,000        March 15, 2003             106.045%

     In certain circumstances, if either the Company or Kerzner Investments, the Company's partner in TCA, exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the 9.50% Senior Notes.

     The Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions, the Company's and Finance's ability to (i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves.

     The fair market value of the Company's long term debt at December 31, 2002 and 2001 is estimated to be approximately $111,787,000 and $118,897,000, respectively, based on the quoted market price for the 9.50% Senior Notes.

     On April 15, 2003, the Company and Finance commenced an offer to repurchase all of the 9.50% Senior Notes prior to maturity and a solicitation of consents to amend the Indenture and terminate the Security and Control Agreement (the "SECURITY AGREEMENT") granting a security interest in the interest reserve account to the trustee as securities intermediary. Such amendments would have the effect of eliminating substantially all of the restrictive covenants and security provisions, including termination of the Security Agreement, relating to the 9.50% Senior Notes. The tender offer, amendment of the Indenture and termination of the Security Agreement are conditioned upon, among other things, the consummation of financing providing proceeds sufficient to pay the total costs of the tender offer and consent solicitation.

     On May 15, 2003, the Company and Finance announced the extension of their tender offer for all of the outstanding $125 Million Senior Notes and related consent solicitation. The tender offer will now expire at 12:00 midnight, New York City time, on Wednesday, June 11, 2003, unless further extended or terminated. The consent solicitation expired at 5:00 p.m., New York City time, on Thursday, May 28, 2003, and holders of $125 Million Senior Notes had the right to withdraw their previous tenders and consents prior to the expiration of the consent solicitation. Currently, the Company and Finance have received duly executed tenders from holders of $102,349,000 in principal amount of the $125 Million Senior Notes, representing 100% of the aggregate principal amount of the issued and outstanding $125 Million Senior Notes.

     The Indenture is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (Commission File No. 333-17795) as accepted by the Commission on May 17, 1999 and declared effective on May 15, 1997, and is incorporated herein by reference.

C.   TRADING COVE ASSOCIATES

     TCA was organized on July 27, 1993.  The primary purpose of TCA has been,

     - to assist the Tribe and the Authority in obtaining federal recognition,
     - to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,
     -    to obtain financing for the development of the Mohegan Sun,
     - to negotiate the Amended and Restated Gaming Facility Management Agreement (the "MANAGEMENT AGREEMENT"),
     - to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and
     -    to participate in the design and development of the Mohegan Sun.

     The Mohegan Sun commenced operations on October 12, 1996. From the opening of the casino until midnight December 31, 1999, TCA oversaw the Mohegan Sun's day-to-day operations.

     TCA's partnership agreement (the "TCA PARTNERSHIP AGREEMENT") will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50% partnership interest in TCA. The remaining 50% interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("KERZNER INTERNATIONAL").

     TCA's sole source of revenue is payment under the Relinquishment Agreement and Development Agreement, each as described below.

D.   TRADING COVE ASSOCIATES MATERIAL AGREEMENTS

1 -  RELINQUISHMENT AGREEMENT

     On February 7, 1998, TCA and the Authority entered into the Relinquishment Agreement (the "RELINQUISHMENT AGREEMENT"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement (described below) until midnight December 31, 1999, and on January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

     Under the Relinquishment Agreement, to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority agreed to pay to TCA a fee (the "RELINQUISHMENT FEES") equal to 5% of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion.

     The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5% of "Revenues." Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

     Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Tribe's senior obligations, as defined in the Relinquishment Agreement. See section below titled "Risk Factors - Subordination - Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness."

     A summary of relinquishment payments received by TCA is as follows:

                DATE                        SENIOR          JUNIOR          TOTAL
-------------------------------------   -------------   -------------   -------------
April 25, 2002                          $   6,228,559   $          --   $   6,228,559
July 25, 2002                               7,104,939      13,333,500      20,438,439
October 25, 2002                            8,171,882              --       8,171,882
January 27, 2003                            7,748,971      15,920,852      23,669,823
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2002                $  29,254,351   $  29,254,352   $  58,508,703
                                        =============   =============   =============

April 25, 2001                          $   5,090,622   $          --   $   5,090,622
July 25, 2001                               5,472,900      10,563,521      16,036,421
September 7, 2001                              68,233          68,234         136,467
October 25, 2001                            5,765,232              --       5,765,232
January 25, 2002                            6,460,672      12,225,904      18,686,576
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2001                $  22,857,659   $  22,857,659   $  45,715,318
                                        =============   =============   =============

April 25, 2000                          $   4,947,458   $          --   $   4,947,458
July 26, 2000                               5,039,048       9,986,506      15,025,554
October 25, 2000                            5,457,627              --       5,457,627
January 25, 2001                            5,057,792      10,515,418      15,573,210
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2000                $  20,501,925   $  20,501,924   $  41,003,849
                                        =============   =============   =============

     The amount of Relinquishment Fees reported in this annual report on Form 10-K/A are based upon amounts reported to TCA by the Authority.

     The senior and junior relinquishment payments rank behind the Authority's obligation to pay an annual minimum priority distribution to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness, including the Authority's new bank credit facility under which the Authority has the ability to incur up to $500.0 million of indebtedness. As a result, upon any distribution by the Authority to its creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority or its property, the priority distributions owed to the Mohegan Tribe and the holders of the Authority's senior secured indebtedness will be entitled to be paid in full and in cash before any senior or junior relinquishment payments may be made to Trading Cove. In addition, the junior relinquishment payments rank behind all of the Authority's existing and future senior indebtedness. As a result, in any such proceedings, the holders of the Authority's senior indebtedness will be entitled to be paid in full and in cash before any junior relinquishment payments may be made to Trading Cove.

     In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, Trading Cove will receive distributions (if at all) on a pari passu basis with all other holders of the Authority's senior unsecured indebtedness with respect to the senior relinquishment payments from the assets remaining after the Authority has paid all of its senior secured indebtedness and with all other holders of subordinated indebtedness with respect to the junior relinquishment payments from the assets remaining after the Authority has paid all of its senior indebtedness. However, the Relinquishment Agreement requires that amounts otherwise payable to Trading Cove in a bankruptcy or similar proceeding of the Authority be paid to holders of senior secured indebtedness until they are paid in full, with respect to the senior relinquishment payments, and to holders of senior secured indebtedness, with respect to junior relinquishment payments, instead of to Trading Cove. For that reason Trading Cove may receive less, ratably, than holders of senior indebtedness of the Authority in any such proceeding. In any of these cases, the Authority may not have sufficient funds to pay all of its creditors and Trading Cove may receive less, ratably, than the holders of the Authority's senior indebtedness.

     In the event of an acceleration of any indebtedness of the Authority, the senior and junior relinquishment payments that are not yet due under the Relinquishment Agreement would be effectively subordinated to the Authority's indebtedness since the payment obligations under the Relinquishment Agreement cannot be accelerated by their terms and have no blockage rights as designated senior debt of the Authority.

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

     As a result, there is no assurance that, in the event of bankruptcy or financial difficulty of either Trading Cove or the Authority, the Company would ultimately recover sufficient (or any) funds to pay amounts outstanding under the 9.50% Senior Notes.

     Under the Relinquishment Agreement, the Authority makes certain covenants for the benefit of Trading Cove, including the following:

     (1) PAYMENTS TO THE MOHEGAN TRIBE. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Mohegan Tribe to the Authority, the Authority may not make any distributions to the Mohegan Tribe or its members at any time any relinquishment payments are outstanding.

     (2) AFFILIATE TRANSACTIONS. Except for payments of the minimum priority distributions and reasonable charges for utilities or other governmental services supplied by the Mohegan Tribe to the Authority, the Authority agrees to abide by certain restrictions on transactions with the Mohegan Tribe and its members, all as set forth in the Relinquishment Agreement.

     (3) REPLACEMENT/RESTORATION OF THE MOHEGAN SUN. If any portion of the Mohegan Sun facilities is damaged by fire or other casualty, the Authority shall replace or restore such facilities to substantially the same condition as prior to such casualty, but only to the extent insurance proceeds are available to do so. If sufficient insurance proceeds are not available, the Authority will use reasonable efforts to obtain the required financing, on commercially reasonable terms, to undertake and complete such replacement or restoration.

     (4) BUSINESS PURPOSE. The Authority has agreed that during the term of the Relinquishment Agreement it will engage only in the casino gaming and resort business (and any incidental business or activity) and will continue to operate the Mohegan Sun as currently operated.

     Under the Relinquishment Agreement, the Authority and Trading Cove have each agreed not to solicit any employee of the other party or any affiliate of the other party for five years.

     With certain limitations set forth in the Relinquishment Agreement, both the Mohegan Tribe and the Authority waive immunity from uncontested suit for certain enforcement rights of Trading Cove arising under the Relinquishment Agreement.

     The Company's right to receive a portion of the relinquishment payments from Trading Cove is governed by the Amended and Restated Omnibus Termination Agreement discussed below.

     The Relinquishment Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

2 -  DEVELOPMENT AGREEMENT AND RELATED AGREEMENTS

     On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "DEVELOPMENT AGREEMENT"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14.0 million development fee (the "DEVELOPMENT FEE").

     On May 24, 2000, TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project Sunburst expansion and that TCA has no further obligations relating to the staffing of the Project Sunburst expansion.

     The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In

April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At December 31, 2002 the Project Sunburst expansion was substantially completed.

     Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. The last payment of the Development Fee is to be paid on the Completion Date, as defined in the Development Agreement, of the Project Sunburst expansion. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:

             January 15, 2000                              $   1,372,000
             April 20, 2000                                      896,000
             July 17, 2000                                     1,260,000
             October 13, 2000                                  1,372,000
             January 23, 2001                                    588,000
             April 16, 2001                                    1,582,000
             July 20, 2001                                     2,212,000
             October 17, 2001                                  1,974,000
             January 25, 2002                                  1,260,000
             April 22, 2002                                      413,000
             July 19, 2002                                       581,000
             October 18, 2002                                    238,000
             January 24, 2003                                     84,000
                                                           -------------
                                                           $  13,832,000
                                                           =============

     The Development Agreement terminates after the earlier of the completion of the Project Sunburst expansion or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and each has agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

     On February 9, 1998, TCA and Kerzner International Management Limited ("KIML"), an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Agreement Relating to Development Services (the "DEVELOPMENT SERVICES AGREEMENT PHASE II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

     Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "DEVELOPMENT SERVICES FEE PHASE II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement described below. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million.

     Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "LOCAL CONSTRUCTION SERVICES AGREEMENT") with Wolman Construction, L.L.C. ("CONSTRUCTION"), an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments.

     Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA pursuant to the Development Services Agreement Phase II.

     Pursuant to a Letter Agreement, Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

     On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000,
$1,238,000 and $6,474,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

     At December 31, 2002 TCA's accrued liability to Kerzner Investments with respect to such fee was approximately $10.2 million pursuant to the Development Service Agreement Phase II.

     The Development Services Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

3 -  TCA PARTNERSHIP AGREEMENT

     In September 1994, Kerzner Investments, RJH Development Corp., a New York corporation, Leisure, Slavik and LMW entered into an amended and restated partnership agreement to, among other things: (i) admit Kerzner Investments as a partner to the Trading Cove partnership; (ii) act as the exclusive agent of the Mohegan Tribe to manage and develop an entertainment and gaming facility on the Mohegan Tribal Reservation; and (iii) engage in any other activities incidental or related to the foregoing.

     In February 1995, the parties entered into an acknowledgment and release agreement whereby Leisure withdrew from Trading Cove for all purposes, except that Leisure retained a 5% "beneficial interest" in Trading Cove. Leisure's beneficial interest is defined as the right to receive certain distributions of excess cash and the organizational and administrative fee on the earlier to occur of (i) 14 years from the date of commencement of the management agreement and (ii) the termination of the Management Agreement.

     On January 6, 1998, pursuant to the Settlement and Release Agreement described in Item 3 (Legal Proceedings) the Company paid $5.0 million to Leisure and, among other things, Leisure gave up (a) its beneficial interest in 5% of certain fees and excess cash flows, as defined, of Trading Cove and (b) any other claims it may have had against the Company, Kerzner Investments and Trading Cove's partners and former partner.

     As a result of (i) a First Amendment to the Amended and Restated Partnership Agreement of Trading Cove, dated October 22, 1996 and (ii) an Agreement for Purchase and Sale of Partnership Interest, dated September 12, 1996 whereby RJH Development Corp. agreed to sell and the Company agreed to buy RJH Development Corp.'s partnership interest for $10.6 million, the Company and Kerzner Investments are the only partners in Trading Cove.

     Pursuant to the TCA Partnership Agreement, Trading Cove will continue to exist until the first to occur of: (i) December 31, 2040; (ii) a final disposition of Trading Cove's interest in the Mohegan Sun (or any alternative facility that may be developed or acquired pursuant to the terms of the TCA Partnership Agreement); (iii) the decision of the managing partners to terminate Trading Cove; and (iv) any other event which results in dissolution of Trading Cove.

     In connection with its entry into the partnership, Kerzner Investments made a capital contribution in an amount sufficient to equal a 50% partnership interest. The TCA Partnership Agreement provides for additional capital contributions. In the event that Trading Cove requires additional funds, and subject to unanimous approval by the partners, the partners may make loans on a PRO RATA basis, based on their respective partnership interests. Such loans are non-recourse and unsecured and bear interest at an annual rate of 2% above the prime rate.

     In the event that the Company and Kerzner Investments determine that additional capital is required to fund TCA's obligations, either may make a capital call. In the event that a capital call is made and Kerzner Investments does not make the requested additional capital contribution within 30 days, generally Kerzner Investments is automatically deemed to have withdrawn from Trading Cove. In such event, Kerzner Investments is not entitled to any return of any of its previous capital contributions or additional contributions, but it is generally entitled to receive repayment of any loans.

     In the event that a capital is made and the Company elects not to make the requested capital contribution, Kerzner Investments may, at its election, pay such contributions, which payment shall be deemed, at the election of Kerzner Investments, to be either (i) a loan to the Company or (ii) a capital contribution by Kerzner Investments, thereby increasing Kerzner Investments' partnership interest and diluting the Company's partnership interest. The Indenture limits the Company's ability to make further capital contributions to TCA.

     No partner is obligated to restore a capital account deficit.

     The partners are required to bring to the attention of the partnership all opportunities to manage or operate (1) any gaming activities on Native American reservations and involving Native Americans or (2) any other gaming activity within 100 miles of the Mohegan Sun. Any such opportunities will be pursued by an affiliate of Trading Cove, in which the Company will not have any economic interest. The Company and Kerzner Investments are the managing partners of Trading Cove, and as such, have the full, exclusive and absolute right, power and authority to manage and control the partnership and the property, assets and business thereof. All decisions relating to the management of Trading Cove require unanimous agreement between the Company and Kerzner Investments.

     The TCA Partnership Agreement provides that Howard Kerzner will serve as the designated representative of Kerzner Investments in its capacity as managing partner. In the absence of Mr. Kerzner, John Allison will serve as Kerzner Investments' designated representative. Each designated representative has the right, power and authority to act for and on behalf of and to bind Kerzner Investments with respect to all matters relating to the partnership. The TCA Partnership Agreement grants Mr. Kerzner the right to appoint a proxy upon written notice to the Company. Len Wolman serves as the designated representative of the Company.

     In the event that a dispute arises under the TCA Partnership Agreement, upon notice by one disputing party to the other, the parties have ten days to resolve the dispute. If the dispute is not resolved in such ten-day period then, in accordance with specific notice procedures set forth in the TCA Partnership Agreement, either party has the right to deliver a buy-out notice to the other to require such party to elect to either (i) sell their partnership interest to the party delivering the notice (at a price and under the terms set forth in such buy-out notice), or (ii) have the other party or its designee purchase the interest of the party giving notice at the buy-out price. In the event that the party receiving the buy-out notice fails to respond, such party is deemed to have agreed to sell its partnership interest to the party delivering such notice at the buy-out price specified therein. See "Risk Factors--Risks Associated with the Buy/Sell Option Under Trading Cove Partnership Agreement."

     Subject to the following exceptions, Kerzner Investments is generally prohibited from assigning its partnership interest. Kerzner Investments may assign its interest to (1) certain of its affiliates and (2) to any party making a bona fide written offer to purchase any or all of Kerzner Investments' partnership interest if, after offering its interest to the Company at the same price and on the same terms and conditions as set forth in such written offer, the Company elects not to purchase Kerzner Investments' partnership interest.

     The Company is generally prohibited from assigning its partnership interest. The Company may not assign its interest except (1) to an affiliate of the Company, (2) to any party making a bona fide written offer to purchase all, but not less than all, of the Company's partnership interest if, after offering its interest to Kerzner Investments at the same price and on the same terms and conditions as set forth in such written offer, Kerzner Investments elects not to purchase the Company's partnership interest.

     Except as otherwise permitted by the TCA Partnership Agreement, no partner may withdraw from the partnership without the consent of the remaining partners. In the event that a partner withdraws from the partnership in violation of the TCA Partnership Agreement, such partner will be liable to the remaining partners for all damages caused by such withdrawal and shall immediately cease to have any rights (including rights to receive any monies) in the partnership.

     The Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now, Kerzner Investments Connecticut, Inc.), RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc., and the First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited (now, Kerzner Investments Connecticut, Inc.), Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. are filed as exhibits to the Company's Registration Statement on Form S-4, filed with Securities and Exchange Commission (File No. 333-17795) and declared effective on May 15, 1997, and each is incorporated herein by reference.

4 -  MANAGEMENT AGREEMENT

     On August 30, 1995, TCA and the Tribe entered into the Management Agreement. After entering into the Management Agreement, the Tribe assigned it to the Authority.

     Until midnight December 31, 1999, TCA was the exclusive manager of the Mohegan Sun. Under the Management Agreement, the Tribe had granted to TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities, including the Authority and to train members of the Tribe and others in the management of the Mohegan Sun.

     Until January 1, 2000 TCA's primary source of revenue was management fees under the Management Agreement (the "MANAGEMENT Fees"). The Management Fees were paid monthly and were calculated in three tiers based upon Net Revenues, as defined in the Management Agreement, of the Mohegan Sun set forth below (in thousands):

                              I                        II                    III
                   -------------------------   ------------------   ---------------------
                                               Revenues in Tier I   Revenues in Tiers I &
                                                 plus 35% of Net      II plus 30% of Net
                   40% of Net Revenues up to    Revenues between       Revenues above
                   -------------------------   ------------------   ---------------------
Year 1               $  50,546                 $50,547-$63,183        $  63,183
Year 2               $  73,115                 $73,116-$91,394        $  91,394
Year 3               $  91,798                 $91,799-$114,747       $  114,747
Year 4               $  95,693                 $95,694-$119,616       $  119,616

     In addition, TCA was required to fund $1.2 million per year ($100,000 per month) from its Management Fees into a capital replacement reserve. The capital replacement reserve is the property of the Authority.

     The Management Agreement is filed as an exhibit to the Company's Registration Statement on Form S-4, filed with Securities and Exchange Commission (File No. 333-17795) and declared effective on May 15, 1997, and is incorporated herein by reference.

5 -  AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

     Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement
(i) terminated the Memorandum of Understanding, dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement (the "FINANCING ARRANGEMENT AGREEMENT"); c) the Management Services Agreement; d) the Organizational and Administrative Services Agreement; e) the Marketing Services Agreement; and f) a Letter Agreement relating to expenses, dated October 19, 1996.

     In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2002 and 2001, $0 and $1,712,791 ($856,396 to Kerzner Investments and $856,395 to affiliates of the Company, respectively, had been paid and incurred by TCA in terms of this first priority).

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2002, these capital contributions aggregated $7,100,000. From January 1, 2000 to December 31, 2002, $6,700,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of December 31, 2002, $400,000 in capital contributions remained outstanding. On January 28, 2003 a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2002. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2002 was approximately $10,216,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 28, 2003 and January 28, 2002, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this sixth priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%)of the relinquishment payments as distributions. On January 28, 2003 and January 28, 2002, $22,043,000 ($11,021,500 to each of Kerzner Investments and the Company) and $16,715,209 ($8,357,605 to Kerzner Investments and $8,357,604 to the
          Company), respectively, was distributed by TCA in terms of this seventh priority.

     (h)  Eighth, to distribute all excess cash.

     In addition, TCA will not make any distributions pursuant to the Amended and Restated Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of the TCA Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

     To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

     The Amended and Restated Omnibus Termination Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (Commission File No. 333-17795) as accepted by the Commission on May 14, 2001, and is incorporated herein by reference.

6 -  AMENDED AND RESTATED OMNIBUS FINANCING AGREEMENT

     Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utilized by TCA pursuant to the Amended and Restated Omnibus Financing Agreement which was terminated effective January 1, 2000.

     The Amended and Restated Omnibus Financing Agreement is filed as an exhibit to the Company's Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 333-17795), as accepted by the Commission on November 14, 1997, and is incorporated herein by reference.

E.   THE MOHEGAN TRIBAL GAMING AUTHORITY

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

     Under the terms of the Relinquishment Agreement, at midnight December 31, 1999, the Management Agreement terminated, and on January 1, 2000 the Tribe assumed day-to-day management of the Mohegan Sun.

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

F.   THE MOHEGAN SUN

     The Authority owns and operates the Mohegan Sun, an approximately 3.0 million square foot full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. The Mohegan Sun opened in October 1996 and recently the Authority substantially completed the Project Sunburst expansion. The Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.

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

G.   CONTACT INFORMATION; INTERNET ADDRESS

     The principal executive offices of the Company is located at 914 Hartford Turnpike, Waterford, Connecticut 06385 and its telephone number is (860) 442-4559. The Company's internet address is http://www.waterfordgroup.net. In light of the limited trading market for the Company's securities, the Company does not currently make its periodic and current reports available, free of charge, on its website. The Company's periodic and current reports are available, however, free of charge, on the Commission's website, at www.sec.gov. The Company will provide electronic or paper copies of its filings free of charge upon request.

Item 2.   PROPERTIES

     The Company does not own or lease any real property.

Item 3.   LEGAL PROCEEDINGS

     THIS ITEM 3 HAS BEEN UPDATED FOR EVENTS AND DEVELOPMENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-K. IN ADDITION, THIS ITEM 3 HAS BEEN REVISED TO INCORPORATE CERTAIN CONFORMING CHANGES.

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

     By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "DEFENDANTS"). The matter has been transferred to the complex litigation docket and is pending in state court in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut
Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages.

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

     On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgment seeking dismissal of the counter claims in full. This motion for summary judgment was denied on April
14, 2003.

     Discovery has commenced. Pursuant to the current scheduling order, all depositions are to be completed by June 30, 2003. A trial date has not been set.

     The Company believes that it has meritorious defenses and intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2002.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Not applicable.

Item 6.   SELECTED FINANCIAL DATA

     ITEM 6 HAS BEEN REVISED TO REFLECT THE RESTATEMENT.

                                                                 FOR THE YEAR ENDED
                      -------------------------------------------------------------------------------------------------------
                        PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY
                         REPORTED       RESTATED       REPORTED       RESTATED       REPORTED       RESTATED       REPORTED
                           2002           2002           2001           2001           2000           2000           1999
                      -------------  -------------  -------------  -------------  -------------  -------------  -------------
Revenue
 Organizational and
   administrative
   fee income-
   Trading Cove
   Associates         $          --  $          --  $  11,810,877  $          --  $  11,649,600  $          --  $  14,252,209
 25% of
   relinquishment
   payments-
   Trading Cove
   Associates            25,382,500             --      9,728,580             --             --             --             --
 Interest and
   dividend income          534,012             --      1,330,711             --      1,894,738             --      6,144,502
 Subordinated notes
   fee income-
   Trading Cove
   Associates                    --             --             --             --        692,782             --      3,731,806
 Management
   services income-
   Trading Cove
   Associates                    --             --             --             --             --             --      1,664,699
 Completion
   guarantee notes
   fee income-
   Trading Cove
   Associates                    --             --             --             --        215,625             --        903,438
                      -------------  -------------  -------------  -------------  -------------  -------------  -------------
 Total revenue           25,916,512             --     22,870,168             --     14,452,745             --     26,696,654

Total expenses          (13,102,082)   (13,102,082)   (13,579,600)   (13,579,600)   (13,490,367)   (13,490,367)   (24,789,253)

Interest and
dividend income                  --        534,012             --      1,330,711             --      1,894,738             --
Equity in income
(loss) of Trading
Cove Associates             218,880     24,601,380     (2,715,996)    18,823,461       (574,002)    14,068,067      6,115,300
                      -------------  -------------  -------------  -------------  -------------  -------------  -------------
Net income            $  13,033,310  $  12,033,310  $   6,574,572  $   6,574,572  $     388,376  $   2,472,438  $   8,022,701
                      =============  =============  =============  =============  =============  =============  =============

OTHER DATA
 Interest expense     $  11,080,139  $  11,080,139  $  11,560,994  $  11,560,994  $  11,641,049  $  11,641,049  $  19,045,076
 Net increase
   (decrease) in
   cash and cash
   equivalents            1,087,653      1,087,653       (453,072)      (453,072)   (56,313,596)   (56,313,596)    57,554,273

                                    FOR THE YEAR ENDED
                       -----------------------------------------

                          RESTATED     PREVIOUSLY    RESTATED
                            1999        REPORTED       1998
                        (UNAUDITED)       1998      (UNAUDITED)
                       -------------  ------------  ------------
Revenue
 Organizational and
   administrative
   fee income-
   Trading Cove
   Associates          $  15,431,038  $  4,231,768  $ 11,755,241
 25% of
   relinquishment
   payments-
   Trading Cove
   Associates                     --            --            --
 Interest and
   dividend income                --     4,873,323            --
 Subordinated notes
   fee income-
   Trading Cove
   Associates              4,424,588     3,229,253     3,229,253
 Management
   services income-
   Trading Cove
   Associates              1,664,699     3,584,313     3,584,313
 Completion
   guarantee notes
   fee income-
   Trading Cove
   Associates              1,119,063       467,500       467,500
                       -------------  ------------  ------------
 Total revenue            22,639,388    16,386,157    19,036,307

Total expenses           (24,789,253)   (9,576,278)   (9,576,278)

Interest and
dividend income            6,144,502            --     4,873,323
Equity in income
(loss) of Trading
Cove Associates           (1,552,494)     (482,869)   (5,496,183)
                       -------------  ------------  ------------
Net income             $   2,442,143  $  6,327,010  $  8,837,169
                       =============  ============  ============

OTHER DATA
 Interest expense      $  19,045,076  $  7,837,552  $  7,837,552
 Net increase
   (decrease) in
   cash and cash
   equivalents            57,554,273     2,550,585     2,550,585

                                                                FOR THE YEAR ENDED
                      -----------------------------------------------------------------------------------------
                        PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY
                         REPORTED       RESTATED       REPORTED       RESTATED       REPORTED       RESTATED
                           2002           2002           2001           2001           2000           2000
                      -------------  -------------  -------------  -------------  -------------  -------------
YEAR-END STATUS
Total current assets  $  26,032,197  $  15,010,697  $  38,127,059  $  29,769,455  $  34,708,598  $  46,519,473
 Trading Cove
   Associates-equity
   investment             5,447,338     11,972,338      5,778,458     10,639,562      7,944,454     (7,362,921)
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.       4,540,039      4,540,039      4,918,029      4,918,029      5,296,019      5,296,019
 Investment in 15%
   subordinated
   notes receivable              --             --             --             --             --             --
 Investment in
   completion
   guarantee
   subordinated
   notes receivable              --             --             --             --             --             --
 Deferred financing
   costs net of
   accumulated
   amortization           2,643,338      2,643,338      3,010,202      3,010,202      3,377,066      3,377,066
 Fixed assets, net
   of accumulated
   depreciation              11,696         11,696         22,476         22,476         33,256         33,256
                      -------------  -------------  -------------  -------------  -------------  -------------
Total assets          $  38,674,608  $  34,178,108  $  51,856,224  $  48,359,724  $  51,359,393  $  47,862,893
                      =============  =============  =============  =============  =============  =============
 Total current
   liabilities        $   3,133,192  $   3,133,192  $   3,400,556  $   3,400,556  $   3,481,637  $   3,481,637
 12-3/4% senior
   notes payable                 --             --             --             --             --             --
 9-1/2% senior
   notes payable        108,007,000    108,007,000    115,434,000    115,434,000    119,691,000    119,691,000
                      -------------  -------------  -------------  -------------  -------------  -------------
 Total liabilities      111,140,192    111,140,192    118,834,556    118,834,556    123,172,637    123,172,637
                      -------------  -------------  -------------  -------------  -------------  -------------
 Member's
   deficiency         $ (72,465,584) $ (76,962,084) $ (66,978,332) $ (70,474,832) $ (71,813,244) $ (75,309,744)
                      =============  =============  =============  =============  =============  =============

                                   FOR THE YEAR ENDED
                      --------------------------------------------------------
                         PREVIOUSLY                   PREVIOUSLY
                          REPORTED       RESTATED      REPORTED      RESTATED
                            1999           1999          1998          1998
                                        (UNAUDITED)                 (UNAUDITED)
                       -------------  -------------  ------------  ------------
YEAR-END STATUS
Total current assets   $  72,724,437  $  97,093,319  $  6,459,361  $ 28,741,011
 Trading Cove
   Associates-equity
   investment              9,041,568    (20,907,876)    8,662,198   (13,619,452)
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.        5,674,009      5,674,009     4,191,909     4,191,909
 Investment in 15%
   subordinated
   notes receivable               --             --    32,059,517    32,059,517
 Investment in
   completion
   guarantee
   subordinated
   notes receivable               --             --     5,075,000     5,075,000
 Deferred financing
   costs net of
   accumulated
   amortization            3,781,051      3,781,051     3,339,780     3,339,780
 Fixed assets, net
   of accumulated
   depreciation               44,036         44,036            --            --
                       -------------  -------------  ------------  ------------
Total assets           $  91,265,101  $  85,684,539  $ 59,787,765  $ 59,787,765
                       =============  =============  ============  ============

 Total current
   liabilities         $   3,576,539  $   3,576,539  $  1,037,887  $  1,037,887
 12-3/4% senior
   notes payable                  --             --    61,471,000    61,471,000
 9-1/2% senior
   notes payable         122,159,000    122,159,000            --            --
                       -------------  -------------  ------------  ------------
 Total liabilities       125,735,539    125,735,539    62,508,887    62,508,887
                       -------------  -------------  ------------  ------------
 Members'
   deficiency          $ (34,470,438) $ (40,051,000) $ (2,721,122) $ (2,721,122)
                       =============  =============  ============  ============

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH IN THIS ITEM 7 HAS BEEN REVISED (a) TO REFLECT THE RESTATEMENT, (b) TO ADD A DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE PERIODS BEING RESTATED, (c) TO ADD CERTAIN RISK FACTORS, (d) TO REFLECT CERTAIN EVENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-K, AND (e) TO INCORPORATE CERTAIN CONFORMING CHANGES.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.

A - DEVELOPMENT AND OPERATIONAL ACTIVITIES

     The Company was formed solely for the purpose of holding its partnership interest in Trading Cove. Trading Cove is the former manager and original developer of the Mohegan Sun. The Company's interest in Trading Cove is its principal asset and source of income and cash flow.

B - CERTAIN RISK FACTORS

1 - LACK OF OPERATIONS; DEPENDENCE ON THE MOHEGAN SUN - The Company is entirely dependent upon the performance of the Mohegan Sun to meet its debt service obligations.

     The Company does not conduct any business operations other than in connection with its role as a general partner of Trading Cove and activities incidental to the issuance of the 9.50% Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating debt service and capital needs from cash flows from Trading Cove and from cash flows (dividend and interest) from temporary investments.

     Trading Cove's only material source of revenue and cash flows is the Relinquishment Fees it receives from the Authority. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees. The Company's ability to meet its obligations under the 9.50% Senior Notes is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which Trading Cove and the Company have no control, including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, the actual number of gaming customers and the amount wagered.

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

     The Company cannot assure you that its future operating cash flow will be sufficient to cover its expenses, including interest on the 9.50% Senior Notes.

2 - LEVERAGE - The Company's and the Authority's substantial indebtedness could adversely affect the Company's ability to fulfill its obligations under the 9.50% Senior Notes.

     As of March 31, 2003, the Company has an aggregate long-term senior indebtedness of $102,349,000, consisting of the 9.50% Senior Notes. At
December 31, 2002, the Company had an aggregate long-term senior indebtedness of $108,007,000. On March 15, 2003, $5,658,000 of principal amount of 9.50%
Senior Notes was redeemed at the redemption price of 106.045%. The Authority is also highly leveraged. As of March 31, 2003, the Authority had a total of approximately $1.13 billion of indebtedness outstanding. On March 25, 2003, the

Authority closed a new $391.0 million bank credit facility. At March 31, 2003 the Authority has approximately $170 million available for borrowing under the bank credit facility. Pursuant to the terms of the bank credit facility, the Authority may incur additional indebtedness, including senior secured indebtedness. Substantially all of the Authority's assets secure its bank credit facility.

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

     The degree to which the Authority is leveraged could have significant consequences for the holders of the 9.50% Senior Notes, including, without limitation, the following:

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

     The senior and junior relinquishment payments from the Authority to Trading Cove rank behind all of the Authority's obligations to pay the minimum priority distributions to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness, including the Authority's new bank credit facility.

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

4 - RISKS ASSOCIATED WITH TRADING COVE AND THE TRADING COVE PARTNERSHIP AGREEMENT - The Company would not be a creditor of Trading Cove and it has no rights to the assets of the Authority in the event of a bankruptcy or similar proceeding against either. The Company does not have the power under the TCA Partnership Agreement to cause Trading Cove to make any distributions to the Company.

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

     As a result, the Company cannot give any assurance that, in the event of bankruptcy or financial difficulty of either Trading Cove or the Authority, it would ultimately recover sufficient (or any) funds to pay amounts outstanding under the 9.50% Senior Notes.

     The 9.50% Senior Notes are not secured by a pledge of the Company's partnership interest in Trading Cove. Accordingly, in the event of an acceleration under the Indenture, the trustee under the Indenture will not be able to foreclose upon the equity in Trading Cove.

     The TCA Partnership Agreement requires consent by both partners in order to take any action. Accordingly, neither the Company nor Kerzner Investments has the authority to cause Trading Cove to make any distributions, and Kerzner Investments has the ability to block any action taken by Trading Cove. Although the TCA Partnership Agreement requires Trading Cove to make distributions of excess cash, the distributions are reduced by certain undefined, discretionary amounts, including foreseeable needs of cash, obligations to third parties, adequate working capital and reserves and the amount needed by the partnership to conduct its business and carry out its purposes. A dispute between the partners as to the appropriate amount of such reductions could result in no or limited distributions by Trading Cove, which could have a material adverse effect on the Company's ability to make required payments of interest, principal and premium on the 9.50% Senior Notes.

     Under the TCA Partnership Agreement and certain other existing agreements, Trading Cove must pay expenses and make certain payments and priority distributions prior to making distributions to the Company. Such expenses, payments and priority distributions include,

     (1) operating expenses and to the extent operating expenses are less than $2.0 million annually, payment of the difference to each of Kerzner Investments and the principals of the Company;

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (the remaining development fee payment, expected to be approximately $9.2 million, is expected to be made in July 2003), and

     (3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

     All of these amounts reduce the amounts distributable to the Company. Finally, the Company and Trading Cove are party to litigation with a former partner of Trading Cove, which, if adversely determined, could materially and adversely affect its future distributions from Trading Cove.

5 - RISKS ASSOCIATED WITH THE BUY/SELL OPTION UNDER TRADING COVE PARTNERSHIP AGREEMENT - If a dispute occurs between the Company and Kerzner Investments, the buy/sell provision of the TCA Partnership Agreement could be invoked. If the buy/sell provision is invoked, the Company cannot assure you that it would have sufficient funds to buy out Kerzner Investments or, if the Company agreed to sell to Kerzner Investments, that the selling price would be sufficient to pay all amounts due on the 9.50% Senior Notes.

     In the event of any dispute between the partners in Trading Cove, either partner could invoke the buy/sell provision contained in the TCA Partnership Agreement. Pursuant to the buy/sell provision, the party invoking the buy/sell provision would deliver a notice to the other party requiring it to sell its interest or buy the invoking party's interest, in each case at the price set forth in such notice. The party receiving the notice must make the election within 45 days of receipt of the notice or be deemed to have accepted the offer to sell. If the offer to buy is elected, the party must close the purchase within 75 days of the end of the 45-day period. Any party may terminate the option at any time prior to closing by accepting the position of the other party. In the event Kerzner Investments were to invoke the buy/sell provision, the Company could:

     a)   buy Kerzner Investments' interest;

     b)   sell its interest; or

     c)   agree with Kerzner Investments on the point of dispute.

     The Company may transfer it right to buy under the buy/sell provision of the TCA Partnership Agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investment' partnership interest. If the Company were to elect to buy Kerzner Investments' partnership interest other than with funds provided by the Waterford Group, the Indenture requires the Company to redeem the 9.50% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient for us to redeem the 9.50% Senior Notes on satisfactory terms, or at all.

     If the Company were to sell its partnership interest in Trading Cove, it is possible that the amount we receive would be insufficient to pay all amounts due on the 9.50% Senior Notes. If the Company were to concur with Kerzner Investments with respect to the point of dispute, it cannot assure you that Kerzner Investments' position would not have a material adverse effect on the Company's ability to pay principal, interest and premium on the 9.50% Senior Notes.

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

     The Relinquishment Agreement provides that disputes shall be resolved in any court of competent jurisdiction including the Gaming Disputes Court of the Mohegan Tribe, which was established under the Mohegan Tribe's constitution to rule on disputes with respect to the Mohegan Sun. Appeals of the decisions of the Trial Division are heard by the Appellate Branch of the Gaming Disputes Court. Matters as to which applicable federal or state courts have jurisdiction may be brought in such courts. However, the federal courts may not have jurisdiction over disputes not arising under federal law, and the state courts may not have jurisdiction over any disputes arising on the Mohegan reservation. Moreover, the federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in the federal or state court. Thus, there may be no federal or state court forum with respect to a dispute with the Authority or the Mohegan Tribe relating to the Relinquishment Agreement. In addition, the Authority may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, any forum will be available other than an arbitration panel of the Gaming Disputes Court. In the Gaming Disputes Court, there are few guiding precedents for the interpretation of Mohegan Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Mohegan Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of the Mohegan Tribal officials to carry out such judgment. In addition, the land under the Mohegan Sun is owned by the United States in trust for the Mohegan Tribe, and creditors of the Authority or the Mohegan Tribe may not force or obtain title to the land.

     The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40% of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75% of all registered voters of the Mohegan Tribe. As of September 30, 2002, the Mohegan Tribe had approximately 934 registered voters. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of Trading Cove to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the 9.50% Senior Notes.

7 - FUTURE EXPANSION OF THE MOHEGAN SUN - In the event that the Mohegan Tribe decides to expand the Mohegan Sun, Trading Cove has no rights associated with such expansion.

     The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, Trading Cove is entitled to 5% of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from Class II gaming activities (including bingo). If the Mohegan Sun is further expanded, Trading Cove, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, Trading Cove has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to Trading Cove. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which Trading Cove is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of Trading Cove under the Relinquishment Agreement, Trading Cove could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority."

8 - COMPETITION FROM OTHER GAMING OPERATIONS - The Mohegan Sun may face significant competition from other persons who may receive approval to engage in gaming in the region.

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

     The Mohegan Sun's success depends in large part on the continued service of certain key management personnel, particularly William Velardo, the Authority's President and Chief Executive Officer, Mitchell Etess, the Authority's Executive Vice President of Marketing, and Jeffrey Hartmann, the Authority's Executive Vice President, Finance and Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority's business, operating results and financial condition which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 9.50% Senior Notes.

     Additionally, Mark F. Brown serves as Chairman of the Tribal Council of the Mohegan Tribe and Chairman of the Management Board of the Authority. The Members of the Tribal Council, including the Chairman, are elected by the Mohegan Tribe every five years. The next election is in October 2005. The loss of Mr. Brown's services, as well as a significant change in the composition of the Tribal Council, could have a material adverse effect on the Authority which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 9.50% Senior Notes.

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

     In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority's ability to meet its obligations to creditors, such as Trading Cove under the Relinquishment Agreement, would be doubtful. If the Authority were unable to meet its obligations, it would have a material adverse effect on the

Company's ability to make payments of principal, interest and premiums on the 9.50% Senior Notes.

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

13 - TAXATION OF INDIAN GAMING - A change in the Authority's current tax-exempt status could have a material adverse effect on the Authority's ability to make capital improvements and repay its indebtedness.

     Based on current interpretations of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Mohegan Tribe nor the Authority is a taxable entity for purposes of federal income taxation. There can be no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income taxation.

     Efforts were made in Congress in the mid-1990s to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House bill which would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although this legislation was not enacted, future legislation in this area could materially and adversely affect the Authority's ability to make capital improvements and repay its indebtedness which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 9.50% Senior Notes.

C - SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The following is a review of the more significant accounting policies and methods used by the Company:

     1 - CONCENTRATION OF CREDIT RISK - The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and the related Relinquishment Fees, and Development Fee, paid and to be paid by the Authority.

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

D - TABLE OF CONTRACTUAL OBLIGATIONS

     The following table provides an overview of the Company's aggregate contractual obligations as of the latest fiscal year end balance sheet date.

CONTRACTUAL OBLIGATIONS                                              PAYMENTS DUE BY PERIOD
-----------------------                                              ----------------------
                                                          LESS THAN 1                                     MORE THAN
                                             TOTAL           YEAR          1-3 YEARS       3-5 YEARS       5 YEARS
                                            -------      -------------    -----------     -----------   -------------
Long-Term Debt
    Obligations(1).................          (1)              (1)             (1)             (1)             (1)
Capital Lease
    Obligations....................           0                0               0               0               0
Operating Lease
     Obligations ..................           0                0               0               0               0
Purchase Obligations ..............           0                0               0               0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........           0                0               0               0               0
Total..............................          (1)              (1)             (1)             (1)             (1)

     (1) As of March 31, 2003, the Company's long-term debt consists of obligations under its 9.50% Senior Notes. $102,349,000 in aggregate principal amount of 9.50% Senior Notes is currently outstanding. At December 31, 2002, the Company had an aggregate long-term senior indebtedness of $108,007,000. On March 15, 2003, $5,658,000 of principal amount of 9.50% Senior Notes was redeemed at the redemption price of 106.045%. Interest on the outstanding principal amount of 9.50% Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 9.50% per annum. The outstanding principal amount of 9.50% Senior Notes is due and payable in full on March 15, 2010. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their 9.50% Senior Notes with any "Company Excess Cash" (as defined in the Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 109.50% for redemptions made between March 15, 1999 and May 14, 2000, to 100% for redemptions made after March 14, 2010. Any reduction in principal amount of the 9.50% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

E - OVERVIEW OF CURRENT AND FUTURE CASH FLOWS

     The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 9.50% Million Senior Notes and additional investments in TCA that may be required in connection with the Project Sunburst expansion. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

1 - SOURCES OF INCOME AND CASH FLOWS

     The Company has one primary source of income and cash flow: equity income and distributions from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees and Development Fee payments by the Authority to TCA.

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

     On April 26, 2002, July 26, 2002, October 28, 2002 and January 28, 2003,
the Company received $1,821,000, $9,790,000, $3,550,000 and $11,221,500, respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately
(a) $58,509,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2002, and
(b) $1,316,000 in Development Fees earned by TCA pursuant to the Development Agreement for the same period. On April 26, 2001, July 26, 2001, October 26, 2001 and January 28, 2002, the Company received $2,470,000, $8,249,158,
$3,062,694 and $9,107,605, respectively, from TCA as payment for prior services under subcontract and distributions, which represented the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $45,715,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2001 and (b) $7,028,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

F - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED

DECEMBER 31, 2002 AND 2001

     Total expenses for the twelve months ended December 31, 2002 was $13,102,082, compared with $13,579,600 for the twelve months ended December 31, 2001. Interest expense decreased by $480,855 due primarily to (a) the redemption of the 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, (b) salaries - related parties increased by $127,933 due to the increase in revenues of the Mohegan Sun and (c) general and administrative costs decreased by $124,596 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as described in Item 3, totaling approximately $156,000, and offset by (1) an increase in insurance expense of approximately $17,600, (2) an increase in miscellaneous expense of approximately $6,400 and (3) an increase in accounting fees of approximately $8,300).

     Equity in income of Trading Cove Associates for the year ended December 31, 2002 was $24,601,380 compared with $18,823,461 for the year ended December 31, 2001. The Company has included amortization of purchased interests of $440,028 in each year's annual equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and the Development Agreement. In addition, interest and dividend income decreased by $796,699.

     As a result of the foregoing factors the Company experienced net income of $12,033,310 for the twelve months ended December 31, 2002, compared with net income of $6,574,572 for the twelve months ended December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000

     Total expenses for the twelve months ended December 31, 2001 was $13,579,600 compared with $13,490,367 for the twelve months ended December 31, 2000. Interest expense decreased by $80,055 due primarily to (a) the redemption of the 9.50% Senior Notes in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, (b) salaries-related parties increased by $47,116 due to the increase in revenues of the Mohegan Sun and (c) general and administrative costs increased by $29,293 (primarily attributable to an increase in bank sweep fees of approximately $15,800 and by an increase in rating services expense of approximately $19,600 and offset by
(1) a decrease in insurance expense of approximately $2,500 and (2) a decrease in legal and other expenses related to the defense of the Leisure litigation, as described in Item 3, totaling approximately $3,000). In addition at December 31, 1999 12.75% Senior Notes tender expense was over accrued by $90,000.

     Equity in income of Trading Cove Associates for the year ended December 31, 2001 was $18,823,461, compared with $14,068,064 for the year ended December 31, 2000. The Company has included amortization of purchased interests of $440,028 in each year's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the

Relinquishment Agreement and the Development Agreement. In addition, interest and dividend income decreased by $564,027.

     As a result of the foregoing factors the Company experienced net income of $6,574,572 for the year ended December 31, 2001, compared with net income of $2,472,435 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the 12.75% Senior Notes to purchase RJH Development Corp.'s interests in TCA.

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

     In connection with the offering of the 9.50% Senior Notes, the Company used approximately $72 million to repurchase its $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, and paid the final $2 million to Leisure.

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

     Accordingly, after taking into consideration net income (loss) since inception, the Company has a member's deficit of approximately $76,962,000 and $70,475,000 at December 31, 2002 and 2001, respectively.

     For the twelve months ended December 31, 2002 and 2001, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $10,639,911 and $5,394,941, respectively.

     Current assets decreased from $29,769,455 at December 31, 2001 to $15,010,697 at December 31, 2002. The decrease was caused primarily by the distribution to Waterford Group on November 1, 2002, in the amount of $15,000,000, by the scheduled semi-annual payment of interest on March 15, 2002 and September 15, 2002 on the 9.50% Senior Notes in the amounts of approximately $5,483,000 and $5,292,000, respectively, by the redemption on March 15, 2002 and September 15, 2002 of 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000, respectively, and offset by approximately $10,640,000 of cash provided by operations and by the distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement

     Current liabilities decreased from $3,400,556 at December 31, 2001 to $3,133,192 at December 31, 2002. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $208,000 (attributable to the redemption on March 15, 2002 and September 15, 2002 of 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000, respectively) and by a decrease in accrued expenses and accounts payable of approximately $59,600 (primarily attributable to a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, of approximately $67,500, by a decrease in the amount due for accounting services of approximately $2,000, by a decrease in the amount due for miscellaneous expenses of approximately $2,300 and offset by an increase in the amount due for salaries-related parties of approximately $5,000 and by an increase in the amount due for other legal expenses of approximately $7,000).

     For the years ended December 31, 2002 and 2001 net cash provided by investing activities (as shown in the Statement of Cash Flows) was $16,395,304 and $148,647, respectively. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments-net of approximately $15,845,000, distributions from TCA of $1,550,000 and offset by contributions to TCA of $1,000,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan

Sun). The net cash provided by investing activities in 2001 was primarily the result of sales and (purchases) of restricted investments-net of approximately $699,000, distributions from TCA of $800,000 and offset by contributions to TCA of $1,350,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun).

     The Company anticipates that up to $550,000 in additional contributions may have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of December 31, 2002 $4,550,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

     For the twelve months ended December 31, 2002 and 2001, net cash used in financing activities (as shown in the Statements of Cash Flows) was $25,947,562 and $5,996,660, respectively. The net cash used in financing activities in 2002 was primarily the result of the redemption of the 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, and by distributions to the Company's member Waterford Group of approximately $18,521,000. The net cash used in financing activities in 2001 was primarily the result of the redemption of the 9.50% Senior Notes in the principal amounts of $452,000 and $3,805,000 on March 15, 2001 and September 15, 2001, respectively, and tax distributions to the Company's member Waterford Group of approximately $1,740,000.

     The Company and Finance have periodically redeemed 9.50% Senior Notes with Company Excess Cash, as defined, pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance determined was available for the mandatory redemption of the 9.50% Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture, (b) the aggregate principal amount of 9.50% Senior Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.

                                                                                                REDEMPTION PRICE
                                                                                                (EXPRESSED AS
                         COMPANY EXCESS CASH      PRINCIPAL AMOUNT OF                           PERCENTAGE AMOUNT OF
DATE                     (APPROXIMATELY)          NOTES REDEEMED         DATE OF REDEMPTION     NOTES REDEEMED)
August 1, 1999              $  8,983,000              $ 2,841,000        September 15, 1999           109.500%

February 1, 2000            $  8,276,000              $ 2,277,000        March 15, 2000               108.636%

August 1, 2000              $  5,902,000              $   191,000        September 15, 2000           108.636%

February 1, 2001            $  6,173,000              $   452,000        March 15, 2001               107.773%

August 1, 2001              $  9,765,000              $ 3,805,000        September 15, 2001           107.773%

February 1, 2002            $  9,793,000              $ 4,031,000        March 15, 2002               106.909%

August 1, 2002              $  8,923,000              $ 3,396,000        September 15, 2002           106.909%

February 1, 2003            $ 11,131,000              $ 5,658,000        March 15, 2003               106.045%

     The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 9.50% Senior Notes and additional investments in TCA that may be required in connection with the Project Sunburst expansion at the Mohegan Sun. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

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

     The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2002 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.64% and matured March 7, 2003 and an investment in the Federated Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     THE RESTATED FINANCIAL STATEMENTS OF THE COMPANY AND TCA AND
SUPPLEMENTARY DATA, INCLUDING THE NOTES TO THE RESTATED FINANCIAL STATEMENTS, SET FORTH IN THIS ITEM 8 HAVE BEEN REVISED TO REFLECT THE RESTATEMENT.

     See Restated Financial Statements starting on Page 51.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables set forth certain information with respect to persons who are members of the Board of Directors of the Company or who are Executive Officers of the Company.

NAME                       AGE                     POSITION
----                       ---                     --------
                                       Chairman of the Board and Chief Executive
Len Wolman                 48          Officer
Alan Angel                 46          Chief Financial Officer
Del J. Lauria              54          Director and Secretary
Mark Wolman                45          Director
Stephan F. Slavik          56          Director
Richard Slavik             52          Vice President

     LEN WOLMAN. Mr. Len Wolman has been the Chairman of the Board of Directors and the Chief Executive of Waterford since its formation. Since 1986, Mr. Len Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Mr. Len Wolman is a managing partner of Trading Cove. Mr. Len Wolman was instrumental in the formation of the relationship between Trading Cove and the Mohegan Tribe and had been actively working with the Mohegan Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Len Wolman was actively involved in the development, construction and operation of the Mohegan Sun. Mr. Len Wolman has served as President and Chief Executive Officer of Waterford Finance since its inception. Mr. Len Wolman is a Director and Officer of Slavik, one of the Waterford Group's members. Mr. Len Wolman is the brother of Mr. Mark Wolman. Mr. Len Wolman's wife and Mr. Angel's wife are sisters.

     ALAN ANGEL. Mr. Angel became Chief Financial Officer of Waterford in January 1999. Since 1997, Mr. Angel has been the Chief Financial Officer of Mystic Suites, L.L.C. Mystic Suites, L.L.C. is a commercial development firm based in Eastern Connecticut which currently holds an ownership interest in a number of hotels managed by the Waterford Hotel Group, Inc.

Prior to joining Mystic Suites, L.L.C., Mr. Angel resided in South Africa and served as Chief Financial Officer of Rowan & Angel cc. Mr. Angel is a certified public accountant and a chartered accountant. Mr. Angel has over 20 years of accounting experience. Mr. Angel's wife and Mr. Len Wolman's wife are sisters.

     DEL J. LAURIA. Mr. Lauria became a Director, Chief Financial Officer and Secretary of Waterford upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel. Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Waterford Finance since its inception.

     MARK WOLMAN. Mr. Mark Wolman became a Director of Waterford upon its formation. Mr. Mark Wolman is the president of Wolman Construction. Wolman Construction is a commercial development and construction firm based in Eastern Connecticut. Mr. Mark Wolman has been working with the Mohegan Tribe since 1992 and had been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Mark Wolman is a Director of Slavik. Mr. Mark Wolman is the brother of Mr. Len Wolman.

     STEPHAN F. SLAVIK. Mr. Slavik was appointed a Director of Waterford on April 9, 2001. Mr. Slavik is the President of Michigan based Slavik Builders. Mr. Slavik has over 30 years of experience with all phases of land planning, product design, estimating and site construction in single family, multiple and commercial design/build developments. Mr. Slavik is a Director and Vice President of Slavik. Mr. Slavik is the brother of Mr. Richard Slavik.

     MR. RICHARD SLAVIK. Mr. Richard Slavik was appointed a Vice President of Waterford on April 9, 2001. Mr. Richard Slavik is Chief Operating Officer of the Fourmidable Group, Inc., a Michigan based real estate management firm. Mr. Richard Slavik has over 20 years of constructing and operating commercial residential real estate experience. Mr. Richard Slavik is President of Slavik. Mr. Richard Slavik is the brother of Mr. Stephan F. Slavik.

Item 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.

NAME                      YEAR ENDED                SALARY
----                      ----------                ------
Len Wolman(1)                2002               $  835,086
                             2001               $  707,153
                             2000               $  660,037

Del Lauria                   2002               $        -
                             2001               $        -
                             2000               $        -

Stephan F. Slavik            2002               $        -
                             2001               $        -
                             2000               $        -

Mark Wolman                  2002               $        -
                             2001               $        -
                             2000               $        -

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The Company's sole member is Waterford Group, L.L.C.

     The following table sets forth the beneficial ownership interest in Waterford Group, L.L.C.

      NAME OF                                                               % OWNERSHIP
      BENEFICIAL OWNER                                                    IN THE COMPANY
      ----------------                                                    --------------
      LMW Investments, Inc.(1)..................................              32.2033%
      Slavik Suites, Inc.(2)....................................              67.7967%
                                                                           --------------
                                                                             100.0000%
                                                                           ==============

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     THIS ITEM 13 HAS BEEN REVISED TO REFLECT CERTAIN EVENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-K.

     DEVELOPMENT SERVICES AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

     As noted in the section above entitled "Business - Trading Cove Associates Material Agreements - Development Agreement and Related Agreements," on February 9, 1998, TCA and KIML, an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

     Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, which equals to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million.

     Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments.

     Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA in accordance with the Development Services Agreement Phase II.

     Pursuant to a letter agreement, Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

     On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000,
$1,238,000 and $6,474,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

     At December 31, 2002 TCA owed Kerzner Investments approximately $10.2 million pursuant to the Development Services Agreement Phase II.

     The Development Services Agreement Phase II and the Local Construction Services Agreement are each filed as an exhibit to the Company's, Quarterly Report on Form 10-Q for the period ended March 31, 1999 (Commission File No. 333-17795) as accepted by the Commission on May 17, 1999, and each is incorporated herein by reference.

     EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

     Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

     On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from ..00% to .10%) to be determined using a formula attached to the employment agreement, which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2002, 2001 and 2000, the Company paid and incurred $835,086, $707,153 and $660,037, respectively, as an expense pursuant to Len Wolman's employment agreement.

     OTHER RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2002, 2001, and 2000 approximately $46,000, $46,000 and $51,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, in 2002, 2001 and 2000, TCA paid and incurred $0, approximately $856,000 and approximately $925,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

     In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for each of the years ended December 31, 2002, 2001 and 2000 was $6,480.

     Waterford Group, Slavik Suites, Inc. and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

                                     PART IV

Item 14.  CONTROL PROCEDURES

          (a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed with, or furnished to, the Securities and Exchange Commission, or the Commission, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

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

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               EXHIBIT NO.               DESCRIPTION
               -----------               -----------
               3.1              Certificate of Formation, as amended, of
                                Waterford Gaming, LLC(i)

               3.2              Certificate of Incorporation of Waterford Gaming
                                Finance Corp.(i)

               3.3              Bylaws of Waterford Gaming Finance Corp.(i)

               4.1              Indenture, dated as of November 8, 1996, between
                                Waterford Gaming, L.L.C. and Waterford Gaming
                                Finance Corp., the issuers, and Fleet National
                                Bank, as trustee, relating to $65,000,000 12.75%
                                Senior Notes due 2003.(i)

               4.1.1            First Supplemental Indenture, dated as of March
                                4, 1999, among Waterford Gaming, L.L.C. and
                                Waterford Gaming Finance, Corp., as issuers, and
                                State Street Bank and Trust Company, as trustee, relating to $65,000,000 12.75% Senior Notes due
                                2003.(vi)

               4.2              Indenture, dated as of March 17, 1999, among
                                Waterford Gaming, L.L.C. and Waterford Gaming
                                Finance Corp., as issuers, and State Street Bank and Trust Company, as trustee, relating to $125,000,000 9-1/2% Senior Notes due 2010.(vi)

               4.3 Security and Control Agreement, dated as of March 17, 1999, among Waterford Gaming, L.L.C.
                                and Waterford Gaming Finance Corp., as pledgors and State Street Bank and Trust Company, as securities intermediary.(vi)

               4.4              Specimen Form of 9-1/2% Senior Notes due 2010
                                (included in Exhibit 4.2).(vi)

               10.1             Omnibus Financing Agreement, dated as of
                                September 21, 1995, between Trading Cove
                                Associates and Sun International Hotels Limited.
                                (i)

               10.2             First Amendment to the Omnibus Financing
                                Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International
                                Hotels Limited and Waterford Gaming, L.L.C.(i)

               10.2.1 Amended and Restated Omnibus Financing Agreement dated September 10, 1997(ii)

               10.2.2           Omnibus Termination Agreement, dated as of March
                                18, 1999, among Sun International Hotels
                                Limited, Trading Cove Associates, Waterford
                                Gaming, L.L.C., Sun International Management
                                Limited, LMW Investments, Inc., Sun Cove Limited
                                (now Kerzner Investments Connecticut,

                                Inc.), Slavik Suites, Inc., and Wolman
                                Construction, L.L.C.(vi)

               10.2.3           Amended and Restated Omnibus Termination
                                Agreement, dated as of January 1, 2000 and effective as of March 18, 1999, among Sun
                                International Hotels Limited, Trading Cove
                                Associates, Waterford Gaming, L.L.C., Sun
                                International Management Limited, LMW
                                Investments, Inc., Sun Cove Limited (now Kerzner
                                Investments Connecticut, Inc.), Slavik Suites,
                                Inc., and Wolman Construction, L.L.C.(vii)

               10.3             Amended and Restated Partnership Agreement of
                                Trading Cove Associates, dated as of September
                                21, 1994, among Sun Cove Limited (now Kerzner
                                Investments Connecticut, Inc.), RJH Development
                                Corp., Leisure Resort Technology, Inc., Slavik
                                Suites , Inc., and LMW Investments, Inc.(i)

               10.4             First Amendment to Amended and Restated
                                Partnership Agreement of Trading Cove
                                Associates, dated as of October 22, 1996, among Sun Cove Limited (now Kerzner Investments
                                Connecticut, Inc.), Slavik Suites, Inc., RJH
                                Development Corp., LMW Investments, Inc. and
                                Waterford Gaming, L.L.C.(i)

               10.5 Purchase Agreement, dated as of March 10, 1999, among Waterford Gaming, L.L.C., Waterford Gaming
                                Finance Corp., Bear, Stearns & Co., Inc.,
                                Merrill Lynch, Pierce, Fenner and Smith Inc. and
                                Salomon Smith Barney.(vi)

               10.5.1           Agreement with Respect to Redemption or
                                Repurchase of Subordinated Notes, dated
                                September 10, 1997(ii)

               10.6             Amended and Restated Limited Liability Company
                                Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C.(vi)

               10.7             Note Purchase Agreement, dated as of October 19,
                                1996, among Sun International Hotels Limited,
                                Waterford Gaming, L.L.C. and Trading Cove
                                Associates.(i)

               10.8             Note Purchase Agreement, dated as of September
                                29, 1995, between the Mohegan Tribal Gaming
                                Authority and Sun International Hotels Limited relating to the Subordinated Notes.(i)

               10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates.(i)

               10.10            Management Services Agreement, dated September
                                10, 1997.(ii)

               10.11            Development Services Agreement, dated September
                                10, 1997.(ii)

               10.12            Subdevelopment Services Agreement, dated
                                September 10, 1997.(ii)

               10.13            Completion Guarantee and Investment Banking and
                                Financing Arrangement Fee Agreement, dated
                                September 10, 1997.(ii)

               10.14            Settlement and Release Agreement, dated January
                                6, 1998, by and among Leisure Resort Technology,
                                Inc., Lee R. Tyrol, Trading Cove Associates,
                                Slavik Suites, Inc., LMW Investments, Inc., RJH
                                Development Corp., Waterford Gaming, L.L.C. and
                                Sun Cove Limited (now Kerzner Investments
                                Connecticut, Inc.).(iii)

               10.15            Waiver and Acknowledgment of Noteholder.(iv)

               10.16            Relinquishment Agreement, dated February 7,
                                1998, between the Mohegan Tribal Gaming
                                Authority and Trading Cove Associates.(v)

               10.17            Development Services Agreement, dated February
                                7, 1998, between the Mohegan Tribal Gaming
                                Authority and Trading Cove Associates.(v)

               10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites,
                                Inc., LMW Investments, Inc., Len Wolman, Mark
                                Wolman, Stephan F. Slavik, Sr. and Del J. Lauria
                                (Len Wolman's Employment Agreement).(v)

               10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading

                                Cove Associates and Sun International Management
                                Limited.(vi)

               10.20 Local Construction Services Agreement, dated as of February 9, 1998 between Sun International
                                Management Limited and Wolman Construction,
                                L.L.C.(vi)

               10.21 Escrow Deposit Agreement, dated as of the 3rd day of March 1999, by and among the Mohegan
                                Tribal Gaming Authority and First Union National
                                Bank, as Defeasance Agent.(vi)

               21.1             Subsidiaries of Waterford Gaming, L.L.C.(i)

               21.2             Subsidiaries of Waterford Gaming Finance Corp.
                                (i)

     (i) Incorporated by reference to the Registrant's Registration Statement on Form S-4, Securities and Exchange Commission File No. 333-17795, declared effective on May 15, 1997.

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

          (b)  FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

        WATERFORD GAMING, L.L.C.
        Report of Independent Accountants                               F-1
        Financial Statements:
        Balance Sheets as of December 31, 2002 and 2001                 F-2
        Statements of Income for the years ended
                December 31, 2002, 2001 and 2000                        F-3
        Statements of Changes in Member's Deficiency for the
                years ended December 31, 2002, 2001 and 2000            F-4
        Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000                        F-5
        Notes to Financial Statements                                   F-6

        TRADING COVE ASSOCIATES
        Report of Independent Accountants                               F-23
        Balance Sheets as of December 31, 2002 and 2001                 F-24
        Statements of Operations for the years ended
                December 31, 2002, 2001 and 2000                        F-25
        Statements of Changes in Partner's Capital
                (Deficiency) for the years ended
                December 31, 2002, 2001 and 2000                        F-26
        Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000                        F-27
        Notes to Financial Statements                                   F-28

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE MEMBER OF
WATERFORD GAMING, L.L.C.


In our opinion, the accompanying balance sheets and the related statements of income, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Company has restated its financial statements to give effect to the restatment by its equity investee, Trading Cove Associates.


PricewaterhouseCoopers, LLP


March 18, 2003, except Notes 1 through 5 and 8 as to which the date is May 30, 2003.

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2002 and 2001


                                                                                       2002                     2001
                                                                               (Restated see Note 8)    (Restated see Note 8)
                                                                                  ---------------          ---------------
                                 ASSETS

Current assets
     Cash and cash equivalents                                                    $    4,658,602           $    3,570,949
     Restricted investments                                                           10,344,130               26,189,434
     Other current assets                                                                  7,965                    9,072
                                                                                  ---------------          ---------------

        Total current assets                                                          15,010,697               29,769,455
                                                                                  ---------------          ---------------

Trading Cove Associates - equity investment                                           11,972,338               10,639,562
Beneficial interest - Leisure Resort Technology, Inc.                                  4,540,039                4,918,029
Deferred financing costs, net of accumulated amortization of $1,391,838
        and $1,024,974 at December 31, 2002 and 2001, respectively                     2,643,338                3,010,202
Fixed assets, net of accumulated depreciation of $42,222 and $31,442 at
        December 31, 2002 and 2001, respectively                                          11,696                   22,476
                                                                                  ---------------          ---------------

        Total assets                                                              $   34,178,108           $  48,359,724
                                                                                  ===============          ===============

                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                        $      111,996           $      171,610
     Accrued interest on senior notes payable                                          3,021,196                3,228,946
                                                                                  ---------------          ---------------

        Total current liabilities                                                      3,133,192                3,400,556
                                                                                  ---------------          ---------------

9-1/2% senior notes payable                                                          108,007,000              115,434,000
                                                                                  ---------------          ---------------

        Total liabilities                                                            111,140,192              118,834,556
                                                                                  ---------------          ---------------

Contingencies

Member's deficiency                                                                  (76,962,084)             (70,474,832)
                                                                                  ---------------          ---------------

        Total liabilities and member's deficiency                                 $   34,178,108           $   48,359,724
                                                                                  ===============          ===============

   The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2002, 2001 and 2000


                                                                        2002                  2001                 2000
                                                                (Restated see Note 8) (Restated see Note 8) (Restated see Note 8)
                                                                   ---------------       ---------------      ---------------
     Expenses
          Interest expense                                         $   11,080,139        $   11,560,994       $   11,641,049
          Salaries - related parties                                      835,086               707,153              660,037
          General and administrative                                      431,223               555,819              526,526
          12-3/4% senior notes tender expense                                 ---                   ---              (90,000)
          Amortization of beneficial interest -
             Leisure Resort Technology, Inc.                              377,990               377,990              377,990
          Amortization on deferred financing costs                        366,864               366,864              363,985
          Depreciation                                                     10,780                10,780               10,780
                                                                   ---------------       ---------------     ----------------

                  Total expenses                                       13,102,082            13,579,600           13,490,367
                                                                   ---------------       ---------------     ----------------


          Interest and dividend income                                    534,012             1,330,711            1,894,738
          Equity in income of
             Trading Cove Associates                                   24,601,380            18,823,461           14,068,067
                                                                   ---------------       ---------------     ----------------

                  Net income                                       $   12,033,310        $    6,574,572       $    2,472,438
                                                                   ===============       ===============     ================

   The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                  Statements of Changes in Member's Deficiency

              For the years ended December 31, 2002, 2001 and 2000

     Balance, January 1, 2000 (Restated see Note 8)              $ (40,051,000)

     Distributions                                                 (37,731,182)

     Net income                                                      2,472,438
                                                              -----------------

     Balance, December 31, 2000 (Restated see Note 8)              (75,309,744)

     Distributions                                                  (1,739,660)

     Net income                                                      6,574,572
                                                              -----------------

     Balance, December 31, 2001 (Restated see Note 8)              (70,474,832)

     Distributions                                                 (18,520,562)

     Net income                                                     12,033,310
                                                              -----------------

     Balance, December 31, 2002 (Restated see Note 8)            $ (76,962,084)
                                                              =================

The accompanying notes are an integral part of these financial statements.

                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2002, 2001 and 2000

                                                                        2002                  2001                 2000
                                                                (Restated see Note 8) (Restated see Note 8) (Restated see Note 8)
                                                                   ---------------       ---------------      ---------------
     Cash flows from operating activities
        Net income                                                 $   12,033,310        $   6,574,572        $   2,472,438
                                                                  ---------------       ---------------      ---------------

        Adjustments to reconcile net income
           to net cash provided by (used in) operating activities
              Amortization                                                744,854              744,854              741,975
              Depreciation                                                 10,780               10,780               10,780
              Equity in income of Trading Cove Associates             (24,601,380)         (18,823,461)         (14,068,067)
              Operating distributions from Trading Cove Associates     22,718,604            1,370,975                  ---
              Changes in operating assets and liabilities
                 Decrease in due from Trading Cove Associates                 ---           15,580,878            9,280,914
                 Decrease in other current assets                           1,107               17,424               60,325
                 (Decrease) increase in accrued expenses
                  and accounts payable                                    (59,614)              37,996               14,134
                 Decrease in accrued interest on senior notes payable    (207,750)            (119,077)             (69,036)
                                                                  ---------------       ---------------      ---------------
                         Total adjustments                             (1,393,399)          (1,179,631)          (4,028,975)
                                                                  ---------------       ---------------      ---------------

                         Net cash provided by (used in)
                              operating activities                    10,639,911             5,394,941           (1,556,537)
                                                                  ---------------       ---------------      ---------------

     Cash flows from investing activities
        Contributions to Trading Cove Associates                      (1,000,000)           (1,350,000)          (1,200,000)
        Distributions from Trading Cove Associates                     1,550,000               800,000            1,723,112
        Sales and (purchases) of restricted investments - net         15,845,304               698,647          (15,080,989)
                                                                  ---------------       ---------------      ---------------
                         Net cash provided by (used in)
                              investing activities                    16,395,304               148,647          (14,557,877)
                                                                  ---------------       ---------------      ---------------

     Cash flows from financing activities
        Distributions to members                                     (18,520,562)           (1,739,660)         (37,731,182)
        Redemption of  9-1/2% senior notes                            (7,427,000)           (4,257,000)          (2,468,000)
                                                                  ---------------       ---------------      ---------------
                         Net cash used in
                              financing activities                   (25,947,562)           (5,996,660)         (40,199,182)
                                                                  ---------------       ---------------      ---------------

     Net increase (decrease) in cash and cash equivalents              1,087,653              (453,072)         (56,313,596)

     Cash and cash equivalents at beginning of year                    3,570,949              4,024,021          60,337,617

                                                                  ---------------       ---------------      ---------------
     Cash and cash equivalents at end of year                     $    4,658,602         $    3,570,949       $    4,024,021
                                                                  ===============       ===============      ===============

     Supplemental disclosure of cash flow information:
        Cash paid during the year for interest                    $   11,287,889         $   11,680,071       $   11,710,084
                                                                  ===============       ===============      ===============

     Supplemental disclosure of non-cash financing activities:
        Deferred financing costs overaccrued through accrued
            expenses and accounts payable                         $          ---         $          ---       $      (40,000)
                                                                  ===============       ===============      ===============

   The accompanying notes are an integral part of these financial statements.

                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns a partnership interest in Trading Cove Associates ("TCA"), a Connecticut general partnership, and invested in certain notes issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is governed by a Board of Directors pursuant to the limited liability company agreement (the "Agreement"). In connection with the issuance by the Company and the Company's wholly-owned subsidiary, Waterford Gaming Finance Corp. ("Finance"), of $125 million of 9-1/2% senior notes, which mature March 15, 2010 (the "$125 Million Senior Notes"), each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. ("Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company which are as follows:

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

As contemplated in the $125 Million Senior Notes offering, the Company distributed $37,050,000 during March 1999. During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. In connection with such offering the Company also distributed approximately $34,672,000 to Waterford Group during January 2000. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes (the "Indenture"). In addition tax distributions totaling approximately $9,206,000 were made by the Company during 2002, 2001, 2000 and 1999. On January 13, 2003 the Company distributed $1,290,900 to Waterford Group as a tax distribution, in accordance with the terms of the Indenture.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Method

The accrual method of accounting is used in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Restricted Investments

Restricted investments at December 31,2002 are principally comprised of an investment in a Home Loan Bank Discount Note, which was purchased at a discount of 1.64% and matured March 7, 2003, and an investment in the Federated Treasury Obligations Fund, and at December 31, 2001 are principally comprised of an investment in a Federal National Mortgage Association Discount Note, which was purchased at a discount of 3.65% and matured March 6, 2002. The investments represent a restricted investment fund that has been established with a trustee in terms of the Indenture and is reported at cost plus accrued interest, which approximates market.

Trading Cove Associates - Equity Investment

The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price of $10,600,000 paid to a corporation for their 12.5% interest in TCA. This amount was initially amortized on a straight-line basis over a 7-year term, which represents the term of the management agreement between TCA and the Authority. Then beginning in March 1999, as a result of the Relinquishment Agreement, as defined, becoming effective the remaining balance is being amortized over 189 months beginning April 1999.

The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions received relies on the fees earned by TCA pursuant to its Relinquishment Agreement and Development Agreement with the Authority. Distributions are recorded when received.

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

Income Taxes

The Company, as a wholly owned subsidiary of Waterford Group, does not file federal or state income tax returns. As a result, no provision for federal and state income taxes has been made in the accompanying financial statements.

Concentration of Credit Risk

The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and payments of the related Relinquishment Fees, as defined, and Development Fee, as defined, by the Authority. Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

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

2. TRADING COVE ASSOCIATES:

TCA was organized on July 27, 1993. The primary purpose of TCA has been,

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, in obtaining federal recognition,

     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,

     c) to obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun"),

     d) to negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"),

     e) to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and

     f)   to participate in the design and development of the Mohegan Sun.

The Mohegan Sun commenced operations on October 12, 1996. From the opening of Mohegan Sun until January 1, 2000, TCA oversaw the Mohegan Sun's day-to-day operations.

TCA's Partnership Agreement (the "TCA Partnership Agreement") will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50% partnership interest in TCA. The remaining 50% interest is owned by Kerzner Investments Connecticut, Inc. ("Kerzner Investments"), formerly Sun Cove Limited, an affiliate of Kerzner International Limited ("Kerzner
International").

As of December 31, 2002, 2001 and 2000 the following summary information relates to TCA. Total revenues and net income are for the years ended December 31, 2002, 2001 and 2000.

                                                 2002             2001             2000
                                            (As restated)    (As restated)    (As restated)
                                            -------------    -------------    -------------
Total current assets                        $ 24,501,961     $ 20,628,646     $ 18,463,719
                                            ============     ============     ============

Total assets                                $ 27,166,723     $ 23,522,567     $ 21,590,381
Total liabilities                            (10,521,195)     (10,422,645)     (45,375,486)
                                            ------------     ------------     ------------
Partners' capital (deficiency)              $ 16,645,528     $ 13,099,922     $(23,785,105)
                                            ============     ============     ============

Total revenue                               $ 59,065,491     $ 46,969,145     $ 44,516,005
                                            ============     ============     ============

Net income                                  $ 55,082,815     $ 43,526,978     $ 34,016,184
                                            ============     ============     ============

As of December 31, 2002, 2001 and 2000, the following summarizes the Company's investment in TCA.

Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of year                                  $ 10,639,562     $ (7,362,924)    $(20,907,876)
  Contributions                                1,000,000        1,350,000        1,200,000
  Distributions                              (24,268,604)      (2,170,975)      (1,723,112)
                                            ------------     ------------     ------------

                                             (12,629,042)      (8,183,899)     (21,430,988)
                                            ------------     ------------     ------------
Income from Trading Cove
  Associates                                  25,041,408       19,263,489       14,508,095
Amortization of interests
  purchased                                     (440,028)        (440,028)        (440,028)
                                            ------------     ------------     ------------
Equity in income of
  Trading Cove Associates                     24,601,380       18,823,461       14,068,067
                                            ------------     ------------     ------------
Trading Cove Associates -
  equity investment, end of year            $ 11,972,338     $ 10,639,562     $ (7,362,921)
                                            ============     ============     ============

TRADING COVE ASSOCIATES - MATERIAL AGREEMENTS

RELINQUISHMENT AGREEMENT

On February 7, 1998, TCA and the Authority entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999, and on January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

Under the Relinquishment Agreement, to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority agreed to pay to TCA a fee (the "Relinquishment Fees") equal to 5% of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion project (the "Project Sunburst expansion").

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5% of "Revenues". Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue, i.e. bingo) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

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

For the years ended December 31, 2002, 2001 and 2000 the Relinquishment Fees earned were $58,508,703, $45,715,318 and $41,003,849, respectively. The amount of Relinquishment Fees reported are based upon amounts reported to TCA by the Authority.

DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14.0 million development fee (the "Development Fee").

On May 24, 2000, TCA and the Authority agreed that TCA had performed and completed all its obligations relating to the staffing of the Project Sunburst expansion and that TCA has no further obligations relating to the staffing of the Project Sunburst expansion.

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At December 31, 2002 the Project Sunburst expansion was substantially completed.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. The last payment of the Development Fee is to be paid on the Completion Date, as defined in the Development Agreement, of the Project Sunburst expansion. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:

          Date Received by TCA        Relinquishment Fee Received
           January 15, 2000                 $  1,372,000
           April 20, 2000                        896,000
           July 17, 2000                       1,260,000
           October 13, 2000                    1,372,000
           January 23, 2001                      588,000
           April 16, 2001                      1,582,000
           July 20, 2001                       2,212,000
           October 17, 2001                    1,974,000
           January 25, 2002                    1,260,000
           April 22, 2002                        413,000
           July 19, 2002                         581,000
           October 18, 2002                      238,000
           January 24, 2003                       84,000
                                            ------------
                                            $ 13,832,000
                                            ============

The Development Agreement terminates after the earlier of the completion of the Project Sunburst expansion or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party. The parties must submit disputes arising under the Development Agreement to arbitration and each has agreed that punitive damages may not be awarded to either party by an arbitrator. The Authority has waived sovereign immunity for the purpose of permitting, compelling or enforcing arbitration and has agreed to be sued by TCA in any court of competent jurisdiction for the purposes of compelling arbitration or enforcing any arbitration or judicial award arising out of the Development Agreement.

On February 9, 1998, TCA and Kerzner International Management Limited ("KIML), an affiliate of Kerzner Investments, entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform, those services assigned to KIML by TCA, in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million. At December 31, 2002, approximately $10.2 million was payable by TCA to Kerzner Investments pursuant to the Development Services Agreement Phase II.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction"), pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments. Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kernzer Investments receives payment from TCA in accordance with the Development Services Agreement Phase II. Pursuant to a Letter Agreement, Construction has subcontracted with The Slavik Company to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

MANAGEMENT AGREEMENT

On August 30, 1995 TCA and the Tribe entered into the Management Agreement. After entering into the Management Agreement, the Tribe assigned it to the Authority.

Until midnight December 31, 1999, TCA was the exclusive manager of the Mohegan Sun and earned a management fee from the Authority pursuant to the Management Agreement (the "Management Fees"). The Management Fees were paid monthly (the final payment was received by TCA from the Authority on January 25, 2000) and were calculated in three tiers based upon net revenues of the Mohegan Sun.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2002 and 2001, $0 and $1,712,791,($856,396 to Kerzner Investments and $856,395 to affiliates of the Company), respectively, have been paid and incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2002 these capital contributions aggregated $7,100,000. From January 1, 2000 to December 31, 2002 $6,700,000 has been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of December 31, 2002, $400,000 in capital contributions remained outstanding. On January 28, 2003 a cash distribution of $200,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2002. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2002 was approximately $10,216,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 28, 2003 and January 28, 2002, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%)of the relinquishment payments as distributions. On January 28, 2003 and January 28, 2002, $22,043,000 ($11,021,500 to Kerzner Investments and $11,021,500 to the Company) and $16,715,209 ($8,357,605 to Kerzner Investments and $8,357,604 to
          the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h)  Eighth, to distribute all excess cash.

In addition, TCA shall not make any distributions pursuant to the Amended and Restated Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of the TCA Partnership Agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

AMENDED AND RESTATED OMNIBUS FINANCING AGREEMENT

Until January 1, 2000 TCA's primary source of revenue was Management Fees. Those fees were utilized by TCA to make subcontract payments to partners and affiliates pursuant to the Amended and Restated Omnibus Financing Agreement which was terminated effective January 1, 2000.

3. BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure gave up (a) its beneficial interest in 5% of certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and former partner. On August 6, 1997, Leisure, a former partner of TCA, filed a lawsuit against TCA, Kerzner Investments, RJH Development Corp. (a former partner of TCA), the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. In connection with the settlement of all matters related to such suit, pursuant to a settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement, and the Company is now entitled to such fees and such cash.

On March 17, 1999, the $65 Million Senior Notes were retired, and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Company and certain other defendants relating to the settlement and release agreement. For a description of the complaint, see Note 6 to these financial statements.

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at December 31, 2002 and 2001, amounts to $2,517,172 and $2,139,182, respectively.

4. $125 MILLION 9-1/2% SENIOR NOTES PAYABLE:

On March 17, 1999, the Company and Finance issued the $125 Million Senior Notes. Payment of the principal of, and interest on, the $125 Million Senior Notes is pari passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future secured and subordinated debts.

The $125 Million Senior Notes bear interest at a rate of 9.50% per annum, payable semi-annually in arrears on March 15 and September 15. The principal amount of the $125 Million Senior Notes is payable on March 15, 2010.

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

The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined in the Indenture), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash to redeem the $125 Million Senior Notes on the March 15 and September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:

If notes are redeemed with                Redemption price (expressed as a
Company Excess Cash              percentage of  principal amount being redeemed)
-------------------------        -----------------------------------------------
after March 14, 1999 but
on or before March 14, 2000                          109.500%

after March 14, 2000 but
on or before March 14, 2001                          108.636%

after March 14, 2001 but
on or before March 14, 2002                          107.773%

after March 14, 2002 but
on or before March 14, 2003                          106.909%

after March 14, 2003 but
on or before March 14, 2004                          106.045%

after March 14, 2004 but
on or before March 14, 2005                          105.182%

after March 14, 2005 but
on or before March 14, 2006                          104.318%

after March 14, 2006
but on or before March 14, 2007                      103.455%

after March 14, 2007 but
on or before March 14, 2008                          102.591%

after March 14, 2008
but on or before March 14, 2009                      101.727%

after March 14, 2009
but on or before March 14, 2010                      100.864%

after March 14, 2010                                     100%

The Company and Finance have periodically redeemed portions of the $125 Million Senior Notes with Company Excess Cash, as defined, pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the $125 Million Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture,
(b) the aggregate principal amount of $125 Million Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.

                                                                                                         Redemption price
                          Company Excess Cash      Principal amount of                            (expressed as a percentage of
Date                        (approximately)          notes redeemed        Date of Redemption     principal amount being redeemed)
----------------          -------------------      -------------------     ------------------     --------------------------------
August 1, 1999            $  8,983,000             $ 2,841,000             September 15, 1999                 109.500%

February 1, 2000          $  8,276,000             $ 2,277,000             March 15, 2000                     108.636%

August 1, 2000            $  5,902,000             $   191,000             September 15, 2000                 108.636%

February 1, 2001          $  6,173,000             $   452,000             March  15,  2001                   107.773%

August 1, 2001            $  9,765,000             $ 3,805,000             September  15, 2001                107.773%

February 1, 2002          $  9,793,000             $ 4,031,000             March 15, 2002                     106.909%

August 1, 2002            $  8,923,000             $ 3,396,000             September 15, 2002                 106.909%

February 1, 2003          $ 11,131,000             $ 5,658,000             March 15, 2003                     106.045%

In certain circumstances, if either the Company or Kerzner Investments, its partner in TCA, exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the $125 Million Senior Notes.

The Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to
(i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions,
(iv) make investments, (v) sell other assets or merge with other companies, and
(vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves.

The fair market value of the Company's long term debt at December 31, 2002 and 2001 is estimated to be approximately $111,787,000 and $118,897,000 respectively, based on the quoted market price for the $125 Million Senior Notes.

On April 15, 2003, the Company and Finance commenced an offer to repurchase all of the $125 Million Senior Notes prior to maturity and a solicitation of consents to amend the Indenture and terminate the Security and Control Agreement (the "Security Agreement") granting a security interest in the interest reserve account to the trustee as securities intermediary. Such amendments would have the effect of eliminating substantially all of the restrictive covenants and security provisions, including termination of the Security Agreement, relating to the $125 Million Senior Notes. The tender offer, amendment of the Indenture and termination of the Security Agreement are conditioned upon, among other things, the consummation of financing providing proceeds sufficient to pay the total costs of the tender offer and consent solicitation.

On May 15, 2003, the Company and Finance announced the extension of their tender offer for all of the outstanding $125 Million Senior Notes and related consent solicitation. The tender offer will now expire at 12:00 midnight, New York City time, on Wednesday, June 11, 2003, unless further extended or terminated. The consent solicitation expired at 5:00 p.m., New York City time, on Thursday, May 28, 2003, and holders of $125 Million Senior Notes had the right to withdraw their previous tenders and consents prior to the expiration of the consent solicitation. Currently, the Company and Finance have received duly executed tenders from holders of $102,349,000 in principal amount of the $125 Million Senior Notes, representing 100% of the aggregate principal amount of the issued and outstanding $125 Million Senior Notes.

5. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2002, 2001 and 2000.

                                           For the            For the               For the
                                          Year Ended         Year Ended           Year Ended
                                      December 31, 2002   December 31, 2001    December 31, 2000
                                      -----------------   -----------------    -----------------
Financial Statement
 net income, as restated              $      12,033,310   $       6,574,572    $       2,472,438
Financial statement equity in
 (income) loss of Trading Cove
   Associates over tax basis equity
     in (income) loss of Trading
       Cove Associates                          562,075            (394,380)            (899,671)
Other                                             7,263               6,188                4,679
                                      -----------------   -----------------    -----------------
Federal income tax basis
 net income                           $      12,602,648   $       6,186,380    $       1,577,446
                                      =================   =================    =================

The following is a reconciliation of member's deficiency for financial statement purposes to member's deficiency for federal income tax purposes as of December 31, 2002, 2001 and 2000.

                                           2002              2001              2000
                                      --------------    --------------    --------------
Financial statement member's
 deficiency, as restated              $  (76,962,084)   $  (70,474,832)   $  (75,309,744)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment              4,764,291         5,152,483         6,047,475
Current year financial
 statement net income (over)
 under federal income tax
 basis net income                            569,338          (388,192)         (894,992)
                                      --------------    --------------    --------------
Federal income tax basis
 member's deficiency                  $  (71,628,455)   $  (65,710,541)   $  (70,157,261)
                                      ==============    ==============    ==============

6. CONTINGENCIES:

LEGAL PROCEEDINGS

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgment, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgment, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman.

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

7. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS:

DEVELOPMENT SERVICES AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

On February 9, 1998, TCA and KIML, an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Development Services Agreement Phase
II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor, equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments. Pursuant to the Local Construction Service Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA in accordance with the Development Services Agreement Phase II.

Pursuant to a Letter Agreement, Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

On April 26, 2000, July 26, 2000 and January 26, 2001 TCA paid $3,095,000,
$1,238,000 and $6,474,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875 and $1,348,534, respectively, and Construction paid The Slavik Company $92,190, $36,876 and $192,840 on April 26, 2000, July 26, 2000 and January 26, 2001, respectively.

At December 31, 2002 TCA has accrued a liability to Kerzner Investments of approximately $10.2 million pursuant to the Development Service Agreement Phase II.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00% to ..10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2002, 2001 and 2000 the Company paid and incurred $835,086, $707,153 and $660,037, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002, 2001 and 2000, approximately $46,000, $46,000 and $51,000, respectively, was paid and incurred to the principals and affiliates of the Company as part of TCA's operating expenses. In addition in 2002, 2001 and 2000 TCA paid $0, approximately $856,000 and approximately $925,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for each of the years ended December 31, 2002, 2001 and 2000 was $6,480.

Waterford Group, Slavik and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

8. RESTATEMENT, RECLASSIFICATION AND SUBSEQUENT EVENTS

The Company has restated its financial statements for each of the fiscal years 1996 through 2002.

The Company is a general partner of TCA and its investment in TCA is accounted for under the equity method. TCA has restated its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements have been restated to reflect the changes recorded by TCA. The effect of TCA's restatement on the Company's financial statements is described below and included in the tables which follows this note.

The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA has restated its historical financial statements to:

i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when their payment became probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

ii) recognize as revenue junior relinquishment fees from the Authority pursuant to the Relinquishment Agreement in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

iii) reclassify certain payments by TCA to its partners as distributions on its partnership interests which were previously classified as expenses in the statement of operations.

The Company's interest in TCA is its principal asset and source of income and cash flows.

To the extent these changes affected TCA's reported net income, the Company's net income was affected by its proportionate share of TCA's income recorded under the equity method. To the extent these changes cause TCA to recognize income from relinquishment fees earlier than it previously had, the Company's equity income of TCA was increased by its proportionate share of such income. To the extent TCA reclassified certain payments to the Company as distributions on partnership interests, the Company has reclassified such payments by TCA as distributions, rather than as "Revenue - 25% of relinquishment payments - Trading Cove Associates" on its statement of income.

The effect of the restatement to TCA is to change the timing of the recognition of certain revenues and certain liabilities of TCA, owed to its partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to its partners or their affiliates. As a result of the restatement by TCA, the Company has restated its financial information included in each Form 10-K and Form 10-Q filed by the Company since 2000.

The restatement has not changed cash flows from operating, investing or financing activities that would have been available for paying interest, principal and premium on the outstanding $125 Million Senior Notes. Moreover, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

As noted above, TCA has changed how it accounts for certain contractual liabilities it owes to its partners and their affiliates for services performed under contract. TCA has restated its financial statements to record a liability for certain previously provided services pursuant to SFAS 5 when it became probable that such liability had been incurred and when it became reasonably estimable rather than when such liability became payable. As a result of this change, some payments have been recorded as liabilities and expenses on TCA's financial statements several years before they were, or will become, due and payable. Previously, these payments were recorded as liabilities only when such liability became payable. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement.

One effect of the change described in the preceding paragraph is that TCA has recognized an additional loss on the Development Agreement between it and the


Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it has recorded a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during 2002 and reduced its loss provision during 2000 by $2,007,000 to give effect to a $10,000,000 development loss at December 31, 1999. The Company's 50% share of the difference is $4,496,500 at December 31, 2002 and $3,496,500 at December 31, 2001 and 2000.
Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have been payable.

Also as noted above, TCA has restated its historical financial statements to reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which have changed, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, for the periods commencing January 1, 2000. This reclassification by TCA results in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of income. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments -Trading Cove Associates". Such reclassification does not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002 and 2001, the restated balance sheets of the Company shows $0 as due from TCA, and "Trading Cove Associates - equity investment" has been increased by $11,021,500 and $8,357,604 at December 31, 2002 and 2001, respectively, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph. The change in the development loss described above and the reclassification account for the change in equity investment on the consolidated balance sheet.

Also as described above, TCA has changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA now accrues for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement has required the Company to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter. There is no impact on TCA's annual Relinquishment Fee revenues.

The following tables show: (1) the effect of TCA's restatement on the Company's Balance Sheets at December 31, 2002 and 2001 and the Statements of Operations, Statements of Changes in Member's Deficiency and Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and (2) selected financial data for each of the quarters ended September 30, June 30 and March 31, 2002, 2001 and 2000. The restatement adjustments do not impact total cash flows of the Company or its reported cash balances.

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2002 and 2001

                                                                     Previously                  Previously
                                                                      reported      Restated      reported      Restated
                                                                        2002          2002          2001          2001
                                                                   -------------- ------------- ------------- -------------
                            ASSETS

Current assets
    Cash and cash equivalents                                      $   4,658,602  $  4,658,602  $  3,570,949  $  3,570,949
    Restricted investments                                            10,344,130    10,344,130    26,189,434    26,189,434
    Due from Trading Cove Associates                                  11,021,500           ---     8,357,604           ---
    Other current assets                                                   7,965         7,965         9,072         9,072
                                                                   -------------- ------------- ------------- -------------

       Total current assets                                           26,032,197    15,010,697    38,127,059    29,769,455
                                                                   -------------- ------------- ------------- -------------

Trading Cove Associates - equity investment                            5,447,338    11,972,338     5,778,458    10,639,562
Beneficial interest - Leisure Resort Technology, Inc.                  4,540,039     4,540,039     4,918,029     4,918,029
Deferred financing costs, net of accumulated
       amortization of $1,391,838 and
        $1,024,974 at December 31, 2002 and 2001, respectively         2,643,338     2,643,338     3,010,202     3,010,202
Fixed assets, net of accumulated depreciation of $42,222
       and $31,442 at December 31, 2002
        and 2001, respectively                                            11,696        11,696        22,476        22,476
                                                                   -------------- ------------- ------------- -------------

       Total assets                                                $  38,674,608  $ 34,178,108  $ 51,856,224  $ 48,359,724
                                                                   ============== ============= ============= =============

              LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                          $     111,996  $    111,996  $    171,610  $    171,610
    Accrued interest on senior notes payable                           3,021,196     3,021,196     3,228,946     3,228,946
                                                                   -------------- ------------- ------------- -------------

       Total current liabilities                                       3,133,192     3,133,192     3,400,556     3,400,556
                                                                   -------------- ------------- ------------- -------------

9-1/2% senior notes payable                                          108,007,000   108,007,000   115,434,000   115,434,000
                                                                   -------------- ------------- ------------- -------------

       Total liabilities                                             111,140,192   111,140,192   118,834,556   118,834,556
                                                                   -------------- ------------- ------------- -------------

Contingencies

Member's deficiency                                                  (72,465,584)  (76,962,084)  (66,978,332)  (70,474,832)
                                                                   -------------- ------------- ------------- -------------

       Total liabilities and member's deficiency                   $  38,674,608  $ 34,178,108  $ 51,856,224  $ 48,359,724
                                                                   ============== ============= ============= =============

                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2002, 2001 and 2000

                                           Previously                  Previously                  Previously
                                            reported      Restated      reported      Restated      reported       Restated
                                              2002          2002          2001          2001          2000           2000
                                          ------------  ------------  ------------  ------------  ------------   ------------
Revenue
     25% of relinquishment payments -
           Trading Cove Associates        $ 25,382,500  $        ---  $  9,728,580  $        ---  $        ---   $        ---
     Organizational and administrative
           fee income - Trading Cove
             Associates                            ---           ---    11,810,877           ---    11,649,600            ---
     Interest and dividend income              534,012           ---     1,330,711           ---     1,894,738            ---
     Subordinated notes fee income -
           Trading Cove Associates                 ---           ---           ---           ---       692,782            ---
     Completion guarantee notes fee
           income - Trading Cove
             Associates                            ---           ---           ---           ---       215,625            ---
                                          ------------  ------------  ------------  ------------  ------------   ------------

             Total revenue                  25,916,512           ---    22,870,168           ---    14,452,745            ---
                                          ------------  ------------  ------------  ------------  ------------   ------------

Expenses
     Interest expense                       11,080,139    11,080,139    11,560,994    11,560,994    11,641,049     11,641,049
     Salaries - related parties                835,086       835,086       707,153       707,153       660,037        660,037
     General and administrative                431,223       431,223       555,819       555,819       526,526        526,526
     12-3/4% senior notes tender expense           ---           ---           ---           ---       (90,000)       (90,000)
     Amortization of beneficial
           interest - Leisure Resort
             Technology, Inc.                  377,990       377,990       377,990       377,990       377,990        377,990
     Amortization on deferred
           financing cost                      366,864       366,864       366,864       366,864       363,985        363,985
     Depreciation                               10,780        10,780        10,780        10,780        10,780         10,780
                                          ------------  ------------  ------------  ------------  ------------   ------------

             Total expenses                 13,102,082    13,102,082    13,579,600    13,579,600    13,490,367     13,490,367
                                          ------------  ------------  ------------  ------------  ------------   ------------


     Interest and dividend income                  ---       534,012           ---     1,330,711           ---      1,894,738
     Equity in income (loss) of
        Trading Cove Associates                218,880    24,601,380    (2,715,996)   18,823,461      (574,002)    14,068,067
                                          ------------  ------------  ------------  ------------  ------------   ------------

             Net income                   $ 13,033,310  $ 12,033,310  $  6,574,572  $  6,574,572  $    388,376   $  2,472,438
                                          ============  ============  ============  ============  ============   ============

                            Waterford Gaming, L.L.C.

                  Statements of Changes in Members' Deficiency

              For the years ended December 31, 2002, 2001 and 2000

                                           Previously
                                            reported            Restated
                                         --------------     --------------
Balance, January 1, 2000                 $ (34,470,438)     $ (40,051,000)

Distributions                              (37,731,182)       (37,731,182)

Net income                                     388,376          2,472,438
                                         --------------     --------------

Balance, December 31, 2000                 (71,813,244)       (75,309,744)

Distributions                               (1,739,660)        (1,739,660)

Net income                                   6,574,572          6,574,572
                                         --------------     --------------

Balance, December 31, 2001                 (66,978,332)       (70,474,832)

Distributions                              (18,520,562)       (18,520,562)

Net income                                  13,033,310         12,033,310
                                         --------------     --------------

Balance, December 31, 2002               $ (72,465,584)     $ (76,962,084)
                                         ==============     ==============

                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2002, 2001 and 2000

                                               Previously                   Previously                   Previously
                                                reported       Restated      reported      Restated       reported       Restated
                                                  2002           2002          2001          2001           2000           2000
                                              ------------   ------------  ------------  ------------  -------------   ------------
Cash flows from operating activities
    Net income                                $ 13,033,310   $ 12,033,310  $  6,574,572  $  6,574,572  $     388,376   $  2,472,438
                                              ------------   ------------  ------------  ------------  -------------   ------------
    Adjustments to reconcile net income
      to net cash provided by (used in)
          operating activities
        Amortization                               744,854        744,854       744,854       744,854        741,975        741,975
        Depreciation                                10,780         10,780        10,780        10,780         10,780         10,780
        Equity in (income) loss of
             Trading Cove Associates              (218,880)   (24,601,380)    2,715,996   (18,823,461)       574,002    (14,068,067)
        Operating distributions from
             Trading Cove Associates                   ---     22,718,604           ---     1,370,975            ---            ---
        Changes in operating assets
               and liabilities
          (Increase) decrease in due from
               Trading Cove Associates          (2,663,896)           ---    (4,587,604)   15,580,878     (3,277,093)     9,280,914
          Decrease in other current assets           1,107          1,107        17,424        17,424         60,325         60,325
          (Decrease) increase in accrued
                expenses and accounts payable      (59,614)       (59,614)       37,996        37,996         14,134         14,134
          Decrease in accrued interest on
                senior notes payable              (207,750)      (207,750)     (119,077)     (119,077)       (69,036)       (69,036)
                                              ------------   ------------  ------------  ------------  -------------   ------------
                Total adjustments               (2,393,399)    (1,393,399)   (1,179,631)   (1,179,631)    (1,944,913)    (4,028,975)
                                              ------------   ------------  ------------  ------------  -------------   ------------
                Net cash provided by
                     (used in)operating
                        activities              10,639,911     10,639,911     5,394,941     5,394,941     (1,556,537)    (1,556,537)
                                              ------------   ------------  ------------  ------------  -------------   ------------

Cash flows from investing activities
    Contributions to Trading Cove
        Associates                              (1,000,000)    (1,000,000)   (1,350,000)   (1,350,000)    (1,200,000)    (1,200,000)
    Distributions from Trading Cove
        Associates                               1,550,000      1,550,000       800,000       800,000      1,723,112      1,723,112
    Sales and (purchases) of restricted
        investments - net                       15,845,304     15,845,304       698,647       698,647    (15,080,989)   (15,080,989)
                                              ------------   ------------  ------------  ------------  -------------   ------------
                Net cash provided
                   by (used in)
                     investing activities       16,395,304     16,395,304       148,647       148,647    (14,557,877)   (14,557,877)
                                              ------------   ------------  ------------  ------------  -------------   ------------

Cash flows from financing activities
    Distributions to members                   (18,520,562)   (18,520,562)   (1,739,660)   (1,739,660)   (37,731,182)   (37,731,182)
    Redemption of 9-1/2% senior notes           (7,427,000)    (7,427,000)   (4,257,000)   (4,257,000)    (2,468,000)    (2,468,000)
                                              ------------   ------------  ------------  ------------  -------------   ------------
                Net cash used in
                   financing activities        (25,947,562)   (25,947,562)   (5,996,660)   (5,996,660)   (40,199,182)   (40,199,182)
                                              ------------   ------------  ------------  ------------  -------------   ------------

Net increase (decrease) in cash
    and cash equivalents                         1,087,653      1,087,653      (453,072)     (453,072)   (56,313,596)   (56,313,596)

Cash and cash equivalents at
    beginning of year                            3,570,949      3,570,949     4,024,021     4,024,021     60,337,617     60,337,617

                                              ------------   ------------  ------------  ------------  -------------   ------------
Cash and cash equivalents at end of year      $  4,658,602   $  4,658,602  $  3,570,949  $  3,570,949  $   4,024,021   $  4,024,021
                                              ============   ============  ============  ============  =============   ============

Supplemental disclosure of cash
     flow information:
    Cash paid during the year for interest    $ 11,287,889   $ 11,287,889  $ 11,680,071  $ 11,680,071  $  11,710,084   $ 11,710,084
                                              ============   ============  ============  ============  =============   ============

Supplemental disclosure
      of non-cash financing activities:
    Deferred financing costs overaccrued
          through accrued
        expenses and accounts payable         $        ---   $        ---  $        ---  $        ---  $     (40,000)  $    (40,000)
                                              ============   ============  ============  ============  =============   ============

                            Waterford Gaming, L.L.C.

                         Condensed Quarterly Information

   For the Quarters Ended March 31, June 30 and September 30, 2002, 2001 and
2000

                                                                     For the Quarter Ended

                                  Previously                       Previously                          Previously
                                   reported       Restated          reported         Restated           reported        Restated
                                September 30,   September 30,       June 30,         June 30,           March 31,       March 31,
                                   2002(i)          2002            2002(ii)           2002             2002(iii)         2002
                                -------------   -------------     -------------    -------------     -------------    -------------
Revenue
   Organizatonal and
    administrative fee
    income - Trading Cove
    Trading Cove                $         ---   $         ---     $         ---    $         ---     $         ---    $         ---
   25% of relinquishment
    payments - Trading Cove
    Associates                      3,350,000             ---         9,390,000              ---         1,621,000              ---
   Interest and dividend              134,573             ---           131,820              ---           194,727              ---
    income
   Subordinated notes
    fee income - Trading Cove
    Associates                            ---             ---               ---              ---               ---              ---
   Completion guarantee
    notes fee income -
    Trading Cove Associates               ---             ---               ---              ---               ---              ---
                                -------------   -------------     -------------    -------------     -------------    -------------
   Total revenue                    3,484,573             ---         9,521,820              ---         1,815,727              ---

Total expenses                     (3,341,605)     (3,341,605)       (3,170,187)      (3,170,187)       (3,492,071)      (3,492,071)

Interest and dividend income              ---         134,573               ---          131,820               ---          194,727
Equity in income (loss)
 of Trading Cove Associates           (56,393)      7,379,548          (855,335)       5,420,387           696,500        4,831,778
                                -------------   -------------     -------------    -------------     -------------    -------------
Net income                      $      86,575   $   4,172,516     $   5,496,298    $   2,382,020     $    (979,844)   $   1,534,434
                                =============   =============     =============    =============     =============    =============

OTHER DATA
   Interest expense             $   2,866,112   $   2,866,112     $   2,645,821    $   2,645,821     $   3,003,040    $   3,003,040
   Net increase(decrease) in
    cash and cash equivalent          944,107         944,107          (818,575)        (818,575)       (1,917,419)      (1,917,419)

QUARTER-END STATUS
   Total current assets         $  30,442,305   $  27,092,305     $  36,019,845    $  26,629,845     $  28,944,939    $  27,323,939
   Trading Cove Associates-
    equity investment               5,013,230       8,352,671         5,269,623       10,563,123         5,924,958        6,563,736
   Beneficial interest-
    Leisure Resort
    Technology, Inc.                4,635,313       4,635,313         4,730,587        4,730,587         4,824,826        4,824,826
   Deferred financing costs
    net of accumulated
    amortization                    2,735,054       2,735,054         2,826,770        2,826,770         2,918,486        2,918,486
   Fixed assets, net of
    accumulated depreciation           14,391          14,391            17,086           17,086            19,781           19,781
                                -------------   -------------     -------------    -------------     -------------    -------------
   Total assets                 $  42,840,293   $  42,829,734     $  48,863,911    $  44,767,411     $  42,632,990    $  41,650,768
                                =============   =============     =============    =============     =============    =============

   Total current liabilities    $     578,658   $     578,658     $   3,265,551    $   3,265,551     $     605,066    $     605,066
   12-3/4% senior
     notes payable                        ---             ---               ---              ---               ---              ---
   9-1/2% senior
     notes payable                108,007,000     108,007,000       111,403,000      111,403,000       111,403,000      111,403,000
                                -------------   -------------     -------------    -------------     -------------    -------------
   Total liabilities              108,585,658     108,585,658       114,668,551      114,668,551       112,008,066      112,008,066
                                -------------   -------------     -------------    -------------     -------------    -------------
   Member's deficiency          $ (65,745,365)  $ (65,755,924)    $ (65,804,640)   $ (69,901,140)    $ (69,375,076)   $ (70,357,298)
                                -------------   -------------     -------------    -------------     -------------    -------------

                                                                     For the Quarter Ended

                                 Previously                        Previously                       Previously
                                  reported        Restated          reported          Restated       reported           Restated
                                September 30,   September 30,        June 30,         June 30,       March 31,          March 31,
                                  2001(i)           2001            2001(ii)           2001          2001(iii)            2001
                                -------------   -------------    --------------    -------------   -------------      -------------
Revenue
   Organizatonal and
    administrative fee
    income - Trading Cove
    Trading Cove                $   1,491,719   $         ---    $    8,049,158    $         ---   $   2,270,000      $         ---
   25% of relinquishment
    payments - Trading Cove
    Associates                      1,370,975             ---               ---              ---             ---                ---
   Interest and dividend
    income                            321,683             ---           330,972              ---         471,476                ---
   Subordinated notes
    fee income - Trading Cove
    Associates                            ---             ---               ---              ---             ---                ---
   Completion guarantee
    notes fee income -
    Trading Cove Associates               ---             ---               ---              ---             ---                ---
                                -------------   -------------    --------------    -------------   -------------      -------------
   Total revenue                    3,184,377             ---         8,380,130              ---       2,741,476                ---

Total expenses                     (3,656,388)     (3,656,388)       (3,338,211)      (3,338,211)     (3,311,450)        (3,311.450)

Interest and dividend income              ---         321,683               ---          330,972             ---            471,476
Equity in income (loss)
 of Trading Cove Associates          (954,137)      4,820,881        (1,040,981)       4,462,866        (729,237)         4,086,075
                                -------------   -------------    --------------    -------------   -------------      -------------
Net income                      $  (1,426,148)  $   1,486,176    $    4,000,938    $   1,455,627   $  (1,299,211)     $   1,246,101
                                =============   =============    ==============    =============   =============      =============

OTHER DATA
   Interest expense             $   3,111,623   $   3,111,623    $    2,831,926    $   2,831,926   $   2,875,887      $   2,875,887
   Net increase (decrease) in
    cash and cash equivalent       (1,395,901)     (1,395,901)          855,431          855,431      (2,116,899)        (2,116,899)

QUARTER-END STATUS
   Total current assets         $  30,271,614   $  28,900,637    $   37,572,827    $  39,064,544   $  30,654,410      $  40,195,285
   Trading Cove Associates-
    equity investment               5,570,099       6,356,898         6,174,236        1,186,017       7,215,217         (3,276,849)
   Beneficial interest-
    Leisure Resort
    Technology, Inc.                5,013,303       5,013,303         5,108,577        5,108,577       5,202,816          5,202,816
   Deferred financing costs
    net of accumulated
    amortization                    3,101,918       3,101,918         3,193,634        3,193,634       3,285,350          3,285,350
   Fixed assets, net of
    accumulated depreciation           25,171          25,171            27,866           27,866          30,561             30,561
                                -------------   -------------    --------------    -------------   -------------      -------------
   Total assets                 $  43,982,105   $  43,397,927    $   52,077,140    $  48,580,638   $  46,388,354      $  45,437,163
                                =============   =============    ==============    =============   =============      =============

   Total current liabilities    $     661,430   $     661,430    $    3,525,317    $   3,525,317   $     601,165      $     601,165
   12-3/4% senior
     notes payable                        ---             ---               ---              ---             ---                ---
   9-1/2% senior
     notes payable                115,434,000     115,434,000       119,239,000      119,239,000     119,239,000        119,239,000
                                -------------   -------------    --------------    -------------   -------------      -------------
   Total liabilities              116,095,430     116,095,430       122,764,317      122,764,317     119,840,165        119,840,165
                                -------------   -------------    --------------    -------------   -------------      -------------
   Member's deficiency          $ (72,113,325)  $ (72,697,503)   $  (70,687,177)   $ (74,183,679)  $ (73,451,811)     $ (74,403,002)
                                -------------   -------------    --------------    -------------   -------------      -------------

                                                                     For the Quarter Ended

                               Previously                        Previously                         Previously
                                reported       Restated           reported         Restated          reported           Restated
                              September 30,   September 30,       June 30,         June 30,          March 31,          March 31,
                                 2000(i)          2000            2000(ii)           2000            2000(iii)             2000
                              -------------   -------------    --------------    -------------     -------------      -------------
Revenue
   Organizatonal and
    administrative fee
    income - Trading Cove
    Trading Cove              $   2,166,500   $         ---    $    5,713,100    $         ---     $         ---      $         ---
   25% of relinquishment
    payments - Trading Cove
    Associates                          ---             ---               ---              ---               ---                ---
   Interest and dividend
    income                          490,450             ---           421,767              ---           503,730                ---
   Subordinated notes
    fee income - Trading Cove
    Associates                          ---             ---               ---              ---           692,782                ---
   Completion guarantee
    notes fee income -
    Trading Cove Associates             ---             ---               ---              ---           215,625                ---
                              -------------   -------------    --------------    -------------     -------------      -------------
   Total revenue                  2,656,950             ---         6,134,867              ---         1,412,137                ---

Total expenses                   (3,245,757)     (3,245,757)       (3,251,991)      (3,251,991)       (3,654,761)        (3,654,761)

Interest and dividend income            ---         490,450               ---          421,767               ---            503,730
Equity in income (loss)
 of Trading Cove Associates        (443,588)      4,451,726          (454,065)       4,029,306           551,698          3,936,893
                              -------------   -------------    --------------    -------------     -------------      -------------
Net income                    $  (1,032,395)  $   1,696,419    $    2,428,811    $   1,199,082     $  (1,690,926)     $     785,862
                              =============   =============    ==============    =============     =============      =============

OTHER DATA
   Interest expense           $   2,862,885   $   2,862,885    $    2,847,198    $   2,847,198     $   3,088,304      $   3,088,304
   Net increase (decrease) in
    cash and cash equivalent        352,532         352,532          (531,266)        (531,266)      (58,280,077)       (58,280,077)

QUARTER-END STATUS
   Total current assets       $  30,537,831   $  46,118,706    $   34,149,916    $  51,897,291     $  28,959,540      $  52,420,015
   Trading Cove Associates-
    equity investment             8,372,501      (8,813,063)        8,716,089      (13,364,789)        9,070,154        (17,494,095)
   Beneficial interest-
    Leisure Resort
    Technology, Inc.              5,391,293       5,391,293         5,486,567        5,486,567         5,580,806          5,580,806
   Deferred financing costs
    net of accumulated
    amortization                  3,468,782       3,468,782         3,560,498        3,560,498         3,688,426          3,688,426
   Fixed assets, net of
    accumulated depreciation         35,951          35,951            38,646           38,646            41,341             41,341
                              -------------   -------------    --------------    -------------     -------------      -------------
   Total assets               $  47,806,358   $  46,201,669    $   51,951,716    $  47,618,213     $  47,340,267      $  44,236,493
                              =============   =============    ==============    =============     =============      =============

   Total current liabilities  $     572,909   $     572,909    $    3,494,872    $   3,494,872     $     848,965      $     848,965
   12-3/4% senior
     notes payable                      ---             ---               ---              ---               ---                ---
   9-1/2% senior
     notes payable              119,691,000     119,691,000       119,882,000      119,882,000       119,882,000        119,882,000
                              -------------   -------------    --------------    -------------     -------------      -------------
   Total liabilities            120,263,909     120,263,909       123,376,872      123,376,872       120,730,965        120,730,965
                              -------------   -------------    --------------    -------------     -------------      -------------
   Member's deficiency        $ (72,457,551)  $ (74,062,240)    $ (71,425,156)   $ (75,758,659)    $ (73,390,698)     $ (76,494,472)
                              -------------   -------------    --------------    -------------     -------------      -------------

(i)     Previously reported in Form 10-Q filed by the Company on November 6,
        2002
(ii)    Previously reported in Form 10-Q filed by the Company on August 8, 2002
(iii)   Previously reported in Form 10-Q filed by the Company on May 14, 2002
(iv)    Previously reported in Form 10-Q filed by the Company on November 7,
        2001
(v)     Previously reported in Form 10-Q filed by the Company on August 13, 2001
(vi)    Previously reported in Form 10-Q filed by the Company on May 14, 2001
(vii)   Previously reported in Form 10-Q filed by the Company on November 13,
        2000
(viii)  Previously reported in Form 10-Q filed by the Company on August 9, 2000
(ix)    Previously reported in Form 10-Q filed by the Company on May 11, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Trading Cove Associates

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficiency) and of cash flows present fairly, in all material respects, the financial position of Trading Cove Associates (the "Partnership") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, the Partnership has restated its financial statements for each of its fiscal years to reflect the timing of the recognition of certain liabilities and the classification of certain payments to its partners.

March 18, 2003, except for Notes 3, 6 and 8 as to which the date is May 30, 2003

TRADING COVE ASSOCIATES
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                        2002                2001
                                                                 (RESTATED - NOTE 8) (RESTATED - NOTE 8)
                                                                 ------------------- -------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $    744,138        $    682,070
Relinquishment fee receivable                                         23,669,823          18,686,576
Development fee receivable                                                84,000           1,260,000
Other current assets                                                       4,000                   -
                                                                    ------------        ------------
     Total current assets                                             24,501,961          20,628,646
                                                                    ------------        ------------

Deferred costs, net of accumulated amortization of $2,838,909 and
 $2,617,391 at December 31, 2002 and 2001, respectively                2,660,032           2,881,550
Property and equipment, net of accumulated depreciation of
 $48,473 and $40,832 at December 31, 2002 and 2001, respectively           4,730              12,371
                                                                    ------------        ------------
     Total assets                                                   $ 27,166,723        $ 23,522,567
                                                                    ============        ============
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued expenses                               $    114,856        $    179,093
Subcontracted services payable                                                 -             430,791
Development contract loss provision                                    5,639,684           5,805,318
Amounts billed in excess of development costs and estimated losses     4,766,655           4,007,443
                                                                    ------------        ------------
     Total current liabilities                                        10,521,195          10,422,645
                                                                    ------------        ------------

Commitments and contingencies

Partners' capital                                                     16,645,528          13,099,922
                                                                    ------------        ------------
     Total liabilities and partners' capital                        $ 27,166,723        $ 23,522,567
                                                                    ============        ============

   The accompanying notes are an integral part of these financial statements.

TRADING COVE ASSOCIATES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        2002                2001                2000
                                                                 (RESTATED - NOTE 8) (RESTATED - NOTE 8) (RESTATED - NOTE 8)
                                                                 ------------------- ------------------- -------------------
REVENUE
  Relinquishment fee                                                $ 58,508,703        $ 45,715,318        $ 41,003,849
  Development services revenue                                           556,788           1,253,827           3,512,156
                                                                    ------------        ------------        ------------
     Total revenue                                                    59,065,491          46,969,145          44,516,005
                                                                    ------------        ------------        ------------
EXPENSES
  Subcontract payments to partners and their affiliates                        -           1,712,791           1,849,506
  Cost of development services revenue                                 1,756,788           1,253,827           8,312,156
  Amortization and depreciation                                          221,818             221,717             222,124
  General and administrative                                           2,017,350             287,209             150,495
                                                                    ------------        ------------        ------------

     Total expenses                                                    3,995,956           3,475,544          10,534,281
                                                                    ------------        ------------        ------------

  Interest and dividend income                                            13,280              33,377              34,460
                                                                    ------------        ------------        ------------

     Net income                                                     $ 55,082,815        $ 43,526,978        $ 34,016,184
                                                                    ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

TRADING COVE ASSOCIATES
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         KERZNER
                                                                        INVESTMENTS     WATERFORD
                                                                     CONNECTICUT, INC. GAMING L.L.C.      TOTAL
Partners' capital (deficiency), January 1, 2000 (RESTATED - NOTE 8)    $(26,502,532)   $(26,502,533)   $(53,005,065)

Net income                                                               19,508,092      14,508,092      34,016,184

Contributions                                                             1,200,000       1,200,000       2,400,000

Distributions                                                            (5,473,112)     (1,723,112)     (7,196,224)
                                                                       ------------    ------------    ------------
Partners' capital (deficiency), December 31, 2000 (RESTATED - NOTE 8)   (11,267,552)    (12,517,553)    (23,785,105)

Net income                                                               24,263,489      19,263,489      43,526,978

Contributions                                                             1,350,000       1,350,000       2,700,000

Distributions                                                            (7,170,976)     (2,170,975)     (9,341,951)
                                                                       ------------    ------------    ------------
Partners' capital, December 31, 2001 (RESTATED - NOTE 8)                  7,174,961       5,924,961      13,099,922

Net income                                                               30,041,407      25,041,408      55,082,815

Contributions                                                             1,000,000       1,000,000       2,000,000

Distributions                                                           (29,268,604)    (24,268,605)    (53,537,209)
                                                                       ------------    ------------    ------------
Partners' capital, December 31, 2002 (RESTATED - NOTE 8)               $  8,947,764    $  7,697,764    $ 16,645,528
                                                                       ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

TRADING COVE ASSOCIATES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        2002                2001                2000
                                                                 (RESTATED - NOTE 8) (RESTATED - NOTE 8) (RESTATED - NOTE 8)
                                                                 ------------------- ------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $ 55,082,815        $ 43,526,978        $ 34,016,184
                                                                    ------------        ------------        ------------
 Adjustments to reconcile net income to net cash provided
  by operating activities
   Amortization                                                          221,518             221,517             222,124
   Depreciation                                                            7,641              12,708              14,036
   Decrease in development contract loss provision                      (165,634)         (1,325,476)           (195,939)
   Change in assets and liabilities
     Increase in relinquishment fee receivable                        (4,983,247)         (3,113,366)        (15,573,210)
     Decrease (increase) in development fee receivable                 1,176,000            (672,000)           (588,000)
     Decrease in management fee receivable                                     -                   -           2,930,329
     Decrease in development costs and estimated losses
       in excess of amounts billed                                             -           1,766,730           1,975,844
     (Increase) decrease in other current assets                          (4,000)              1,868               2,451
     (Decrease) increase in accounts payable and accrued expenses        (64,237)             38,911            (138,863)
     (Decrease) increase in subcontracted services payable              (430,791)        (14,051,965)         13,020,782
     Increase in amounts billed in excess of development
       costs and estimated losses                                        759,212           4,007,443                   -
     Decrease in accrued obligations - affiliates                              -         (23,621,754)        (30,610,132)
                                                                    ------------        ------------        ------------
        Total adjustments                                             (3,483,538)        (36,735,384)        (28,940,578)
                                                                    ------------        ------------        ------------

        Net cash provided by operating activities                     51,599,277           6,791,594           5,075,606
                                                                    ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                            -              (1,484)             (2,744)
                                                                    ------------        ------------        ------------
        Net cash used in investing activities                                  -              (1,484)             (2,744)
                                                                    ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Partners' contributions                                               2,000,000           2,700,000           2,400,000
 Distributions                                                       (53,537,209)         (9,341,951)         (7,196,224)
                                                                    ------------        ------------        ------------
        Net cash used in financing activities                        (51,537,209)         (6,641,951)         (4,796,224)
                                                                    ------------        ------------        ------------

Net increase in cash and cash equivalents                                 62,068             148,159             276,638

Cash and cash equivalents at beginning of year                           682,070             533,911             257,273
                                                                    ------------        ------------        ------------

Cash and cash equivalents at end of year                            $    744,138        $    682,070        $    533,911
                                                                    ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

1.   ORGANIZATION, PARTNERSHIP AGREEMENT AND OTHER MATERIAL AGREEMENTS

     i) ORGANIZATION AND PARTNERSHIP AGREEMENT

     Trading Cove Associates (the "Partnership"), a Connecticut general partnership, was organized on July 27, 1993. The primary purpose of the Partnership has been:

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Mohegan Tribal Gaming Authority (the "Authority") in obtaining federal recognition,
     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe, c) to obtain financing for the development of the Mohegan Sun Casino (the "Mohegan Sun"), d) to negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"),
     e) to oversee all operations of the Mohegan Sun pursuant to the terms of the Management agreement until December 31, 1999, and
     f)   to participate in the design and development of the Mohegan Sun.

     The Mohegan Sun commenced operations on October 12, 1996. From the opening of the Mohegan Sun, and until January 1, 2000, the Partnership oversaw the Mohegan Sun's day-to-day operations.

     The Partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement (the "Partnership Agreement").

     The original partners of the Partnership were RJH Development Corp. ("RJH"), a New York corporation, Leisure Resort Technology, Inc. ("Leisure"), a Connecticut corporation, Slavik Suites, Inc. ("Slavik"), a Michigan corporation and LMW Investments, Inc. ("LMW"), a Connecticut corporation. On September 21, 1994, the Partnership Agreement was amended and restated to admit Kerzner Investments Connecticut, Inc. ("Kerzner Investments"), a Connecticut corporation, formerly Sun Cove Limited, as a partner.

     On February 3, 1995, Leisure entered into an acknowledgement and release agreement to withdraw as a partner of the Partnership and hold its interest in the Partnership as a beneficial interest. On August 6, 1997, Leisure filed a lawsuit against the Partnership, Kerzner Investments, RJH and Waterford Gaming, L.L.C. ("Waterford Gaming") and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun. On January 6, 1998, pursuant to the settlement and release agreement described in Note 7. below, Waterford Gaming paid $5,000,000 to Leisure and, among other things Leisure gave up, (a) its beneficial interest in 5% of certain fees and excess cash flows, as defined, of the Partnership and (b) any other claims it may have had against the Partnership, Kerzner Investments, RJH, Waterford Gaming and its owners. In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, Waterford Gaming agreed to acquire Leisure's interests in the Partnership. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of the Partnership's Excess Cash as defined in the Partnership Agreement, and Waterford Gaming is now entitled to such fees and cash. During March 1999, Waterford Gaming's $65,000,000 senior notes were retired and, on March 18, 1999, Waterford Gaming paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Partnership and certain other defendants. For a description of the complaint, see Note 7 to these financial statements.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     On November 8, 1996, Slavik, LMW and RJH withdrew from the Partnership and, concurrently, consented to the admission of Waterford Gaming to the Partnership. Waterford Gaming, simultaneously, purchased RJH's interest in the Partnership. Waterford Gaming is owned by Waterford Group, LLC. Waterford Group, LLC is owned by Slavik and LMW.

     The partners' percentage interest in the Partnership as of November 8, 1996 was as follows:

                                         PERCENTAGE
               PARTNER                    INTEREST
               Kerzner Investments          50.0%
               Waterford Gaming             50.0%

     ii) OTHER MATERIAL AGREEMENTS

     RELINQUISHMENT AGREEMENT
     On February 7, 1998, the Partnership and the Authority entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement the Partnership continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999, and on January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

     Under the Relinquishment Agreement, to compensate the Partnership for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement the Authority agreed to pay to the Partnership a fee (the "Relinquishment Fees") equal to 5% of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion (the "Project Sunburst expansion").

     The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5% of "Revenues". Revenues are defined as gross gaming revenues (other than Class II gaming revenue, ie bingo) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000, for the quarter ended March 31, 2000 and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000, for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Tribe's senior obligations, as defined in the Relinquishment Agreement.

     DEVELOPMENT AGREEMENT
     On February 7, 1998 the Partnership and the Authority entered into the Development Services Agreement (the "Development Agreement"), which made the Partnership the exclusive developer of the Project Sunburst expansion. Pursuant to the Development Agreement, the Partnership agreed to oversee the planning, design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14.0 million development fee (the "Development Fee").

     On May 24, 2000, the Partnership and the Authority agreed that the Partnership had performed and completed all its obligations relating to the staffing of the Project Sunburst expansion and that the Partnership has no further obligations relating to the staffing of the Project Sunburst expansion.

     The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At December 31, 2002, the Project Sunburst expansion was substantially completed.

     Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to the Partnership quarterly beginning on January 15, 2000 based on the incremental completion of the Project Sunburst expansion as of the previous calendar quarter and thereafter within fifteen (15) days following the end of each calendar quarter. The last payment of the Development Fee is to be paid on the Completion Date, as defined in the Development Agreement, of the Project Sunburst expansion.

     The Development Agreement terminates after the earlier of the completion of the Project Sunburst expansion or 10 years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party.

     MANAGEMENT AGREEMENT
     The Partnership entered into the Management Agreement with the Tribe pursuant to which the Tribe granted to the Partnership the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun. The Management Agreement was amended and restated effective September 29, 1995 (the "Effective Management Agreement Date"). The Partnership's obligations under this agreement began five days after the Effective Management Agreement Date and were originally intended to end on October 11, 2003, seven years from the opening of the Mohegan Sun. Pursuant to the Management Agreement the Partnership received a management fee (the "Management Fees") that was calculated in three tiers based upon the Net Revenues, as defined in the Management Agreement, of the Mohegan Sun. The Management Agreement terminated at midnight on December 31, 1999. The final management fee was received by the Partnership from the Authority on January 25, 2000.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     AGREEMENTS WITH PARTNERS AND/OR THEIR AFFILIATES

     AGREEMENT RELATING TO DEVELOPMENT SERVICES

     On February 9, 1998, the Partnership and Kerzner International Management Limited ("KIML"), entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, the Partnership subcontracted with KIML who agreed to perform those services assigned to KIML by the Partnership in order to facilitate the Partnership's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML subsequently assigned the Development Services Agreement Phase II to Kerzner Investments.

     Pursuant to the Development Services Agreement Phase II, the Partnership pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by the Partnership in connection with the Project Sunburst expansion. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. The Partnership pays the Development Services Fee Phase II, from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. At December 31, 2002, the total of the Development Services Fee Phase II and the Partnership's costs related to the development of the Project Sunburst expansion will exceed the development services revenue from the Tribe by approximately $16,000,000 as discussed in Note 3.

     Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, LLC ("Construction") pursuant to which Construction agreed to provide certain of those services assigned to KIML by the Partnership pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments. Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from the Partnership in accordance with the Development Services Agreement Phase II.

     Construction has subcontracted with The Slavik Company to provide certain services under the Local Construction Services Agreement. In connection with this, Construction agreed that The Slavik Company would be paid a fee equal to 14.30% of its fee under the Local Construction Services Agreement.

     AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT
     Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "Amended and Restated Omnibus Termination Agreement") was entered into by the Partnership, Kerzner International Limited ("Kerzner International"), Waterford Gaming, KIML, LMW, Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement
     (i) terminated the memorandum of understanding dated February 7, 1998; and
     (ii) effective January 1, 2000, terminated a) the Amended and Restated Omnibus Financing Agreement; b) the Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement (the "Financing Arrangement Agreement"); c) the Management Services Agreement; d) the Organizational and Administrative Services Agreement; e) the Marketing Services Agreement; and f) a Letter Agreement relating to expenses dated October 19, 1996.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     In consideration for the termination of such agreements, the Partnership will use its cash to pay the following obligations in the priority set forth below:

     (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay to certain affiliates of Waterford Gaming and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by the Partnership during such year. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2002, 2001 and 2000, $0, $1,712,791 and $1,849,506, respectively, have been paid and incurred by the Partnership in terms of the first priority;

     (ii) Second, to return all capital contributions made by the partners of the Partnership after September 29, 1995. The Partnership anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to December 31, 2002 these contributions aggregated $7,100,000. From January 1, 2000 to December 31, 2002 $6,700,000 has been repaid to the partners of the Partnership.

           As of December 31, 2002, $400,000 in capital contributions remained outstanding. On January 28, 2003, a cash distribution of $200,000 was made to each partner;

     (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000;

     (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement as detailed under a) above. No such payments are required or due at December 31, 2002. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2002 was approximately $10,216,000;

     (v) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 28, 2003 and January 28, 2002, $1,250,000 was distributed in terms of the fifth priority;

     (vi) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001;

     (vii) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and Waterford Gaming twenty-five percent (25%) of the relinquishment payments as distributions. On January 28, 2003 and January 28, 2002, $22,043,000 ($11,221,500 to each of Kerzner Investments and Waterford Gaming) and $16,715,209 ($8,357,605 to Kerzner Investments and $8,357,604 to
           Waterford Gaming), respectively, was distributed by the Partnership in terms of the seventh priority; and

     (viii) Eighth, to distribute all excess cash.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     In addition, the Partnership shall not make any distributions pursuant to the Amended and Restated Omnibus Termination Agreement until it has annually distributed to its partners, pro rata, the amounts related to the partners tax obligations as described in Section 3.03a(1) of the Partnership Agreement less twice the amount of all other funds paid or distributed to Waterford Gaming during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

     To the extent the Partnership does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amounts due shall be deferred without the accrual of interest until the Partnership has sufficient cash to pay them.

     AMENDED AND RESTATED OMNIBUS FINANCING AGREEMENT

     Until January 1, 2000, the Partnership's primary source of revenue and cash flow was Management Fees. Those fees were utilized by the Partnership to make subcontract payments to partners and affiliates pursuant to the Amended and Restated Omnibus Financing Agreement, which was terminated effective January 1, 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

     RELINQUISHMENT FEE
     Revenue is generated in accordance with terms of the Relinquishment Agreement and recognized quarterly based upon the revenues of the Authority.

     DEVELOPMENT SERVICES REVENUE AND COST RECOGNITION
     Revenue generated from services performed in accordance with the terms of the Development Agreement are recognized on the percentage-of-completion basis, determined by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers cost incurred to be the best available measure of progress on the contract.

     Costs of development services revenue performed include all direct labor costs and those indirect costs related to services such as subcontractors, consultants, supplies, depreciation and other costs. Changes in performance, requirements and estimated profitability may result in revisions to costs and income and will be recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "development costs and estimated losses in excess of amounts billed", represents revenues recognized in excess of amounts billed. The liability, "amounts billed in excess of costs and estimated losses", represents billings in excess of revenues recognized.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     DEFERRED COSTS
     Costs associated with acquiring the Management Agreement were amortized on a straight-line basis over the 84-month period of the Management Agreement through March 3, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 4, 1999.

     PROPERTY AND EQUIPMENT
     Office equipment, computer equipment and furniture and fixtures are stated at cost. Depreciation is charged against income over a 3-year estimated life of the office and computer equipment and over a 5-year estimated life of furniture and fixtures. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $7,641, $12,708 and $14,036 of which $7,341, $12,508 and $14,036 were included in cost of development services revenue, respectively.

     INCOME TAXES
     No income tax provision or benefit is recorded on the books of the Partnership, as the respective share of taxable income or loss is reportable by the partners on their individual tax returns.

     CONCENTRATION OF CREDIT RISK
     Financial instruments, which potentially subject the Partnership to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality institutions.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PAYMENTS TO PARTNERS AND THEIR AFFILIATES
     Payments are made to the partners and/or their affiliates in accordance with the terms of the Amended and Restated Omnibus Termination Agreement for certain subcontracted services rendered and are accounted for as expenses of the Partnership.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

3.   DEVELOPMENT CONTRACT

     The Partnership entered into a Development Agreement with the Authority, which entitles the Partnership to receive a development fee totaling $14 million. A summary of the quarterly Development Fee payments received by the Partnership in accordance with the terms of the Development Agreement is as follows:

               DATE OF PAYMENT                                         AMOUNT
               January 15, 2000                                     $  1,372,000
               April 20, 2000                                            896,000
               July 17, 2000                                           1,260,000
               October 13, 2000                                        1,372,000
               January 23, 2001                                          588,000
               April 16, 2001                                          1,582,000
               July 20, 2001                                           2,212,000
               October 17, 2001                                        1,974,000
               January 25, 2002                                        1,260,000
               April 22, 2002                                            413,000
               July 19, 2002                                             581,000
               October 18, 2002                                          238,000
               January 24, 2003                                           84,000
                                                                    ------------
                                                                    $ 13,832,000
                                                                    ============

     Information relative to the development contract in progress is as follows:

                                                                   2002            2001
          Development costs incurred                           $ 25,065,345    $ 23,308,557
          Estimated loss                                        (16,000,000)    (14,800,000)
                                                               ------------    ------------
                                                                  9,065,345       8,508,557
          Less: billings to date                                (13,832,000)    (12,516,000)
                                                               ------------    ------------
          Amounts billed in excess of development costs and
            estimated losses                                   $ (4,766,655)   $ (4,007,443)
                                                               ============    ============

     The balance sheets include a related loss provision of $5,639,684 and $5,805,318 representing an accrual for additional contract costs exceeding cumulative revenues earned and cumulative costs incurred at December 31, 2002 and 2001, respectively.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

4.   DEFERRED COSTS

     Certain costs incurred by the Partnership in connection with obtaining the Management Agreement and the opening of the Mohegan Sun totaling $5,498,941 were capitalized. Amortization commenced upon the opening of the Mohegan Sun. Amortization expense for years ended December 31, 2002, 2001 and 2000 was $221,518, $221,517 and $222,124, respectively.

5.   RELINQUISHMENT FEE

     The Partnership entered into a Relinquishment Agreement with the Authority, which entitles the Partnership to receive a relinquishment fee of 5% of the Revenues generated by the Mohegan Sun including revenue generated by the Project Sunburst expansion.

     For the years ended December 31, 2002, 2001 and 2000, total relinquishment fees earned were $58,508,703, $45,715,318 and $41,003,849, respectively.
     The amount of Relinquishment Fees reported in these financial statements are based upon Revenues reported to the Partnership by the Authority. These amounts were paid by the Authority as follows:

         DATE RECEIVED BY THE PARTNERSHIP                         AMOUNT
         April 25, 2002                                       $  6,228,559
         July 25, 2002                                          20,438,439
         October 25, 2002                                        8,171,882
         January 27, 2003                                       23,669,823
                                                              ------------
         Relinqishment Fees earned 2002                       $ 58,508,703
                                                              ============

         April 25, 2001                                       $  5,090,622
         July 25, 2001                                          16,036,421
         September 7, 2001                                         136,467
         October 25, 2001                                        5,765,232
         January 25, 2002                                       18,686,576
                                                              ------------
         Relinquishment Fees earned 2001                      $ 45,715,318
                                                              ============

         April 25, 2000                                       $  4,947,458
         July 26, 2000                                          15,025,554
         October 25, 2000                                        5,457,627
         January 25, 2001                                       15,573,210
                                                              ------------
         Relinquishment Fees earned 2000                      $ 41,003,849
                                                              ============

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

6.   RECONCILIATION OF FINANCIAL STATEMENTS AND TAX INFORMATION

                                                                        2002            2001             2000
     Financial statement net income                                 $ 55,082,815    $ 43,526,978    $ 34,016,184

     Guaranteed payments to partners                                 (55,765,000)    (36,268,038)    (17,558,007)

     Subcontract payments to affiliates previously
       recorded for financial statement purposes                               -     (11,810,876)    (13,719,125)

     Financial statement depreciation and amortization greater
       than tax basis depreciation and amortization                        1,560           4,172           1,812

     Conversion from accrual basis to cash basis
       method of accounting                                                    -          14,660          14,660

     Percentage of completion accounting differences                     991,712        (923,794)       (556,767)

     Other                                                                50,093          34,156          13,117
                                                                    ------------    ------------    ------------

     Federal income tax basis net income (loss)                     $    361,180    $(5,422,742)    $  2,211,874
                                                                    ============    ============    ============

     For the year ended December 31, 1998, the Partnership was required to change its method of accounting for tax purposes from the cash method to the accrual method, in accordance with Internal Revenue Code Section 448. The cumulative difference of $58,640 is amortized equally over four years at $14,660 per year.

7.   COMMITMENTS AND CONTINGENCIES

     LITIGATION
     On January 6, 1998, Leisure and defendants Waterford Gaming, the Partnership, LMW and Slavik settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, the Partnership, Waterford Gaming, LMW and Slavik entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming bought out Leisure's beneficial interest in the Partnership.

     By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, the Partnership, LMW, Slavik, Waterford Group, LLC, Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000 Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW, Slavik, Len Woman, and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW, Slavik, Len Wolman and Mark Wolman.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     On November 15, 2000, the Partnership and its co-defendants answered the complaint. In addition, the Partnership and Waterford Gaming asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure has moved for summary judgment seeking dismissal of the counterclaims in full. This motion for summary judgment was denied.

     Discovery has commenced. Pursuant to the current scheduling order all depositions are to be completed by June 30, 2003. A trial date has not been set.

     The Partnership believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Partnership is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Partnership as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends and due to the infancy of both the action and discovery in the action.

     In addition, the Partnership is a defendant in certain litigation incurred in the normal course of business. In the opinion of the Partnership's management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Partnership's financial condition or results of operations.

8.   RESTATEMENT AND RECLASSIFICATIONS

     The Partnership has restated its financial statements for each of the fiscal years 1996 through 2002.

     The restatement is the result of a change by the Partnership in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, the Partnership has restated its historical financial statements to:

     i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when their payment became probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

     ii) recognize as revenue junior relinquishment fees from the Authority pursuant to the Relinquishment Agreement in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

     iii) reclassify certain payments by the Partnership to its partners as distributions on partnership interests which were previously classified as expenses in the statement of operations.

     The effect of the restatement is to change the timing of the recognition of certain revenues and certain liabilities of the Partnership, owed to partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to partners or their affiliates.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     As noted above, the Partnership changed how it has accounted for certain contractual liabilities it owed to its partners and their affiliates for services performed under contract. The Partnership has recorded a liability for previously provided services pursuant to SFAS 5 when it became probable that it had been incurred rather than when such payments became payable. As a result of this change, some payments will be recorded as liabilities and expenses on the Partnership's financial statements several years before they are due and payable. Previously, these payments were recorded as liabilities only when payment was certain. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement.

     One effect of the change described in the preceding paragraph is that the Partnership will recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. Through December 31, 2002 the Partnership had recorded a cumulative loss of $7,007,000 and disclosed a contingent obligation of approximately $10.2 million. After the restatement, it has recorded a cumulative loss of $16,000,000 as of December 31, 2002. As a result, an additional development loss of $1,200,000 was accrued during 2002 and a development loss in 2000 was reduced by $2,207,000 to give effect to a $10,000,000 development loss at December 31, 1999. Prior to making the change described in the preceding paragraph, the Partnership would have recorded this loss in the second quarter of 2003, when the related amount would have been payable.

     As described above, the Partnership changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. The Partnership will now accrue for such payments in each quarter as they are earned. Prior to the restatement, the Partnership recognized such payments as revenue as they became payable every six months. There is no impact on annual Relinquishment Fee revenues.

     Also as noted above, the Partnership reclassified certain subcontract payments to its partners as distributions on partnership interests. The payments, the classification of which changed, are payments the Partnership has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, for the periods commencing January 1, 2000.

     The following tables show the effect of the restatement on the Partnership's Balance Sheets as of December 31, 2002 and 2001, as well as the Statements of Operations, Statements of Changes in Partners' Capital (Deficiency), and Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. The restatement adjustments do not impact total cash flows of the Partnership or its reported cash balances.

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

BALANCE SHEETS

                                                                     PREVIOUSLY                    PREVIOUSLY
                                                                      REPORTED       RESTATED       REPORTED      RESTATED
                                                                        2002           2002           2001           2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $    744,138   $    744,138   $    682,070   $    682,070
Relinquishment fee receivable                                         23,669,823     23,669,823     18,686,576     18,686,576
Development fee receivable                                                84,000         84,000      1,260,000      1,260,000
Other current assets                                                       4,000          4,000            ---            ---
                                                                    ------------   ------------   ------------   ------------
     Total current assets                                             24,501,961     24,501,961     20,628,646     20,628,646
                                                                    ------------   ------------   ------------   ------------

Deferred costs, net of accumulated amortization of $2,838,909 and
  $2,617,391 at December 31, 2002 and 2001, respectively               2,660,032      2,660,032      2,881,550      2,881,550
Property and equipment, net of accumulated depreciation of $48,473
 and $40,832 at December 31, 2002 and 2001, respectively                   4,730          4,730         12,371         12,371
                                                                    ------------   ------------   ------------   ------------
     Total assets                                                   $ 27,166,723   $ 27,166,723   $ 23,522,567   $ 23,522,567
                                                                    ============   ============   ============   ============
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES

Accounts payable and accrued expenses                               $    114,856   $    114,856   $    179,093   $    179,093
Subcontracted services payable                                        23,293,000            ---     18,396,000        430,791
Development contract loss provision                                          ---      5,639,684            ---      5,805,318
Amounts billed in excess of development costs and estimated loss       1,413,339      4,766,655      2,819,761      4,007,443
                                                                    ------------   ------------   ------------   ------------
     Total current liabilities                                        24,821,195     10,521,195     21,394,854     10,422,645
                                                                    ------------   ------------   ------------   ------------

Commitments and contingencies

Partners' capital                                                      2,345,528     16,645,528      2,127,713     13,099,922
                                                                    ------------   ------------   ------------   ------------
     Total liabilities and partners' capital                        $ 27,166,723   $ 27,166,723   $ 23,522,567   $ 23,522,567
                                                                    ============   ============   ============   ============

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

STATEMENTS OF OPERATIONS

                                          PREVIOUSLY                    PREVIOUSLY                     PREVIOUSLY
                                           REPORTED       RESTATED       REPORTED        RESTATED       REPORTED       RESTATED
                                            2002            2002           2001            2001           2000           2000
REVENUE
  Relinquishment fee                     $ 58,508,703   $ 58,508,703   $ 45,715,318    $ 45,715,318   $ 41,003,849    $ 41,003,849
  Development services revenue              2,722,422        556,788      2,579,303       1,253,827      5,034,095       3,512,156
                                         ------------   ------------   ------------    ------------   ------------    ------------

     Total revenue                         61,231,125     59,065,491     48,294,621      46,969,145     46,037,944      44,516,005
                                         ------------   ------------   ------------    ------------   ------------    ------------

EXPENSES
  Subcontract payments to partners
   and their affiliates                    55,765,000            ---     49,791,705       1,712,791     33,126,638       1,849,506
  Cost of development services revenue      1,922,422      1,756,788      2,579,303       1,253,827     12,841,095       8,312,156
  Amortization and depreciation               221,818        221,818        221,717         221,717        222,124         222,124
  General and administrative                2,017,350      2,017,350        287,209         287,209        150,495         150,495
                                         ------------   ------------   ------------    ------------   ------------    ------------

     Total expenses                        59,926,590      3,995,956     52,879,934       3,475,544     46,340,352      10,534,281
                                         ------------   ------------   ------------    ------------   ------------    ------------

Interest and dividend income                   13,280         13,280         33,377          33,377         34,460          34,460
                                         ------------   ------------   ------------    ------------   ------------    ------------

   Net income (loss)                     $  1,317,815   $ 55,082,815   $ (4,551,936)   $ 43,526,978   $   (267,948)   $ 34,016,184
                                         ============   ============   ============    ============   ============    ============

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                                                   PREVIOUSLY REPORTED
                                                   ---------------------------------------------------
                                                   KERZNER INVESTMENTS     WATERFORD
                                                     CONNECTICUT INC.    GAMING, L.L.C.     TOTAL
                                                   -------------------   -------------- --------------
Partners' capital (deficiency), January 1, 2000      $  3,446,911        $  3,446,910   $   6,893,821

Net income (loss)                                        (133,974)           (133,974)       (267,948)

Contributions                                           1,200,000           1,200,000       2,400,000

Distributions                                          (1,723,112)         (1,723,112)     (3,446,224)
                                                     ------------        ------------    ------------
Partners' capital (deficiency), December 31, 2000       2,789,825           2,789,824       5,579,649

Net income (loss)                                      (2,275,968)         (2,275,968)     (4,551,936)

Contributions                                           1,350,000           1,350,000       2,700,000

Distributions                                            (800,000)           (800,000)     (1,600,000)
                                                     ------------        ------------   -------------
Partners' capital, December 31, 2001                    1,063,857           1,063,856       2,127,713

Net income                                                658,907             658,908       1,317,815

Contributions                                           1,000,000           1,000,000       2,000,000

Distributions                                          (1,550,000)         (1,550,000)     (3,100,000)
                                                     ------------        ------------   -------------
Partners' capital, December 31, 2002                 $  1,172,764        $  1,172,764   $   2,345,528
                                                     =============       ============   =============

                                                                         RESTATED
                                                  ------------------------------------------------------
                                                   KERZNER INVESTMENTS     WATERFORD
                                                     CONNECTICUT INC.    GAMING, L.L.C.       TOTAL
                                                  --------------------   --------------   --------------
Partners' capital (deficiency), January 1, 2000      $ (26,502,532)      $ (26,502,533)   $  53,005,065)

Net income (loss)                                       19,508,092          14,508,092       34,016,184

Contributions                                            1,200,000           1,200,000        2,400,000

Distributions                                           (5,473,112)         (1,723,112)      (7,196,224)
                                                     -------------       -------------    -------------
Partners' capital (deficiency), December 31, 2000      (11,267,552)        (12,517,553)     (23,785,105)

Net income (loss)                                       24,263,489          19,263,489       43,526,978

Contributions                                            1,350,000           1,350,000        2,700,000

Distributions                                           (7,170,976)         (2,170,975)      (9,341,951)
                                                     -------------       -------------    -------------
Partners' capital, December 31, 2001                     7,174,961           5,924,961       13,099,922

Net income                                              30,041,407          25,041,408       55,082,815

Contributions                                            1,000,000           1,000,000        2,000,000

Distributions                                          (29,268,604)        (24,268,605)     (53,537,209)
                                                     -------------       -------------    -------------
Partners' capital, December 31, 2002                 $   8,947,764       $   7,697,764    $  16,645,528
                                                     =============       =============    =============

TRADING COVE ASSOCIATES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

STATEMENTS OF CASH FLOWS

                                                                           PREVIOUSLY                          PREVIOUSLY
                                                                            REPORTED          RESTATED          REPORTED
                                                                              2002              2002              2001
                                                                         --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $    1,317,815    $   55,082,815    $   (4,551,936)
                                                                         --------------    --------------    --------------

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities
    Amortization                                                                221,518           221,518           221,517
    Depreciation                                                                  7,641             7,641            12,708
    Change in assets and liabilities
      Increase in relinquishment fee receivable                              (4,983,247)       (4,983,247)       (3,113,366)
      Decrease (increase) in development fee receivable                       1,176,000         1,176,000          (672,000)
      Decrease in management fee receivable                                         ---               ---               ---
      Decrease in development costs and estimated
        loss in excess of amounts billed                                            ---               ---         1,628,936
      (Increase) decrease in other current assets                                (4,000)           (4,000)            1,868
      (Decrease) increase in accounts payable and accrued expenses              (64,237)          (64,237)           38,911
      Increase (decrease) in subcontracted services payable                   4,897,000          (430,791)        2,663,244
      Decrease in development loss provision                                        ---          (165,634)              ---
      (Decrease) increase in amounts billed in excess of development
        costs and estimated loss                                             (1,406,422)          759,212         2,819,761
      Decrease in accrued obligations                                               ---               ---               ---
                                                                         --------------    --------------    --------------
          Total adjustments                                                    (155,747)       (3,483,538)        3,601,579
                                                                         --------------    --------------    --------------

          Net cash provided by (used in) operating activities                 1,162,068        51,599,277          (950,357)
                                                                         --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                ---               ---            (1,484)
                                                                         --------------    --------------    --------------
          Net cash used in investing activities                                     ---               ---            (1,484)
                                                                         --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Partners' contributions                                                     2,000,000         2,000,000         2,700,000
  Distributions                                                              (3,100,000)      (53,537,209)       (1,600,000)
                                                                         --------------    --------------    --------------
          Net cash (used in) provided by financing activities                (1,100,000)      (51,537,209)        1,100,000
                                                                         --------------    --------------    --------------

Net increase in cash and cash equivalents                                        62,068            62,068           148,159

Cash and cash equivalents at beginning of year                                  682,070           682,070           533,911
                                                                         --------------    --------------    --------------

Cash and cash equivalents at end of year                                 $      744,138    $      744,138    $      682,070
                                                                         ==============    ==============    ==============

                                                                                             PREVIOUSLY
                                                                            RESTATED          REPORTED          RESTATED
                                                                              2001              2000              2000
                                                                         --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $   43,526,978    $     (267,948)    $  34,016,184
                                                                         --------------    --------------    --------------

  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities
    Amortization                                                                221,517           222,124           222,124
    Depreciation                                                                 12,708            14,036            14,036
    Change in assets and liabilities
      Increase in relinquishment fee receivable                              (3,113,366)      (15,573,210)      (15,573,210)
      Decrease (increase) in development fee receivable                        (672,000)         (588,000)         (588,000)
      Decrease in management fee receivable                                         ---         2,930,329         2,930,329
      Decrease in development costs and estimated
        loss in excess of amounts billed                                      1,766,730           453,905         1,975,844
      (Increase) decrease in other current assets                                 1,868             2,451             2,451
      (Decrease) increase in accounts payable and accrued expenses               38,911          (138,863)         (138,863)
      Increase (decrease) in subcontracted services payable                 (14,051,965)       14,270,782        13,020,782
      Decrease in development loss provision                                 (1,325,476)              ---          (195,939)
      (Decrease) increase in amounts billed in excess of development
        costs and estimated loss                                              4,007,443               ---               ---
      Decrease in accrued obligations                                       (23,621,754)              ---       (30,610,132)
                                                                         --------------    --------------    --------------
          Total adjustments                                                 (36,735,384)        1,593,554       (28,940,578)
                                                                         --------------    --------------    --------------

          Net cash provided by (used in) operating activities                 6,791,594         1,325,606         5,075,606
                                                                         --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                             (1,484)           (2,744)           (2,744)
                                                                         --------------    --------------    --------------
          Net cash used in investing activities                                  (1,484)           (2,744)           (2,744)
                                                                         --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Partners' contributions                                                     2,700,000         2,400,000         2,400,000
  Distributions                                                              (9,341,951)       (3,446,224)       (7,196,224)
                                                                         --------------    --------------    --------------
          Net cash (used in) provided by financing activities                (6,641,951)       (1,046,224)       (4,796,224)
                                                                         --------------    --------------    --------------

Net increase in cash and cash equivalents                                       148,159           276,638           276,638

Cash and cash equivalents at beginning of year                                  533,911           257,273           257,273
                                                                         --------------    --------------    --------------

Cash and cash equivalents at end of year                                 $      682,070    $      533,911    $      533,911
                                                                         ==============    ==============    ==============

          (c)  REPORTS ON FORM 8-K

               (i)    Form 8-K filled on November 13, 2002

ITEM 5.

The Mohegan Tribal Gaming Authority (the "Authority)" filed:

     (i) Form 10-Q/A for the quarter ended December 31, 2000, (ii) Form 10-Q/A for the quarter ended March 31, 2001, (iii) Form 10-Q/A for the quarter ended June 30, 2001, (iv) Form 10-K/A for the quarter ended September 30, 2001, and
(v) Form 10-Q/A for the quarter ended December 31, 2001, (vi) Form 10-Q/A for the quarter ended March 31, 2002 (vii) Form 10-Q/A for the quarter ended June 30, 2002 a copy of each of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such reports on Form 10-Q/A and Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.

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

Date of Report: December 19, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WATERFORD GAMING, L.L.C.

Date:  June 4, 2003                     By: /s/ Len Wolman
                                            ----------------------------------
                                            Len Wolman, Chairman of the Board of
                                            Directors, Chief Executive Officer


Date:  June 4, 2003                     By: /s/ Alan Angel
                                            ----------------------------------
                                            Alan Angel, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 4, 2003.


SIGNATURE                                    TITLE


/s/ Len Wolman                               Chairman of the Board of Directors,
---------------------------
Len Wolman                                   Chief Executive Officer


/s/Del J. Lauria                             Member of the Board of Directors,
---------------------------
Del J. Lauria                                Secretary


/s/ Mark Wolman                              Member of the Board of Directors
---------------------------
Mark Wolman


/s/ Stephen F. Slavik                        Member of the Board of Directors
---------------------------
Stephen F. Slavik

                                 CERTIFICATIONS

I, Len Wolman, certify that:

1. I have reviewed this annual report on Form 10-K/A of Waterford Gaming, L.L.C.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003
     -------------

/s/ Len Wolman
---------------------------
Len Wolman
Chief Executive Officer

I,  Alan Angel, certify that:

1. I have reviewed this annual report on Form 10-K/A of Waterford Gaming, L.L.C.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003
     -------------

/s/ Alan Angel
---------------------------
Alan Angel
Chief Financial Officer