Form 10-Q/A
period 2003-03-31
WATERFORD GAMING LLC
filed 2003-06-05
CIK 1028911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                                 AMENDMENT NO. 1

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/03

                                       or

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______ to________

                        Commission file number 333-17795

                            WATERFORD GAMING, L.L.C.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              06-1465402
       -------------------------------              --------------------
       (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)              identification no.)

     914 Hartford Turnpike, P.O. Box 715
               Waterford, CT                               06385
     ------------------------------------               -----------
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

                                 PREFATORY NOTE

THIS PREFATORY NOTE HAS BEEN REVISED TO REFLECT THE COMPLETION OF THE RESTATEMENT AND CERTAIN DEVELOPMENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-Q.

Waterford Gaming, L.L.C. (the "Company" or "Waterford"), has restated its financial statements for each of the fiscal years 1996 through 2002.

The Company is a general partner of Trading Cove Associates ("Trading Cove" or "TCA") and its investment in TCA is accounted for under the equity method. TCA restated its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements have been restated to reflect the changes recorded by TCA. The effect of TCA's restatement on the Company's financial statements is described below and included in the table which follows this Prefatory Note.

The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA has restated its historical financial statements to,

i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when payment of such liabilities became probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

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

The restatement does not result in a change of the cash flows from operating, investing or financing activities that would have been available for paying interest, principal and premium on the Company's outstanding 9-1/2% Senior Notes due 2010 (the "$125 Million Senior Notes"). Based on the Company's restated financial statements, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, it would change neither the timing nor amount of the $125 Million Senior Notes redeemed from Company Excess Cash, as defined in the indenture governing the $125 Million Senior Notes (the "Indenture"), nor the release of collateral or the interpretation of any covenant contained in the Indenture during such period. Moreover, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

As noted above, TCA has changed how it has historically accounted for certain contractual liabilities it owed to its partners and their affiliates for services performed under contract. TCA has restated its financial statements to record a liability for certain previously provided services pursuant to SFAS 5 when it became probable that such liability had been incurred and when it became reasonably estimable rather than when payment was certain. As a result of this change, some payments have been recorded as liabilities and expenses on TCA's financial statements several years before they were or will become, due and payable. Previously, these payments were recorded as liabilities only when such liability became payable. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement. For a description of the Amended and Restated Omnibus Termination Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Amended and Restated Omnibus Termination Agreement". A copy of the Amended and Restated Omnibus Termination Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (Commission File No. 333- 17795) and is incorporated herein by reference. A copy of the Amended and Restated Omnibus Financing Agreement, which was terminated pursuant to the terms of the Amended and Restated Omnibus Termination Agreement, is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 333-17795) and is incorporated herein by reference.

One effect of the change described in the preceding paragraph is that TCA has restated its financial statements to recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it has recorded a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during the first quarter of 2002 and reduced its loss provision during 2000 by $2,007,000 to give effect to a $10,000,000 development loss at December 31, 1999. The Company's 50% share of the difference is $4,496,500 at December 31, 2002 and $3,496,500 at December 31, 2001 and 2000. Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have become payable.

Also as noted above, TCA has restated its historical financial statements to reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which have changed, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, as described in paragraphs (e) and (g) of the section below titled "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -Sources of Revenues and Cash Flows - Amended and Restated Omnibus Termination Agreement" for the periods commencing January 1, 2000. This reclassification by TCA results in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of income. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments - Trading Cove Associates". Such reclassification does not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002 and 2001, the restated balance sheets of the Company show $0 as due from TCA, and "Trading Cove Associates - equity investment" has been increased by $11,021,500 and $8,357,604 at December 31, 2002 and 2001, respectively, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph. The change in the development loss described above and the reclassification account for the change in equity investment on the consolidated balance sheet.

Also as described above, TCA has changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA has restated its historical financial statements to accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement required the Company to restate its historical financial statements to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter. There is no impact on TCA's annual Relinquishment Fee revenue.

As a result of the restatement, net income or loss of the Company, which principally consists of equity income of TCA, varies considerably on a year to year basis from prior reported amounts for the period 1996 through 2000. For 2001, net income remained unchanged at approximately $6.6 million. In 2002, net income has been decreased from approximately $13.0 million to approximately $12.0 million. As noted above, the restatement does not change cash that would have been available for redeeming or for paying interest, principal or premium on the $125 Million Senior Notes.

The table set forth below shows the effect of the restatement on certain selected audited financial data for the years ended December 31, 1999, 2000, 2001 and 2002. The financial information set forth below should be read in conjunction with the financial statements and notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial and other data included in this Form 10-Q/A.

                                                   For the Year Ended

                              Previously                          Previously
                               reported          Restated          reported          Restated
                                 2002              2002              2001              2001
                            --------------    --------------    --------------    --------------
Revenue
  Organizational and
   administrative
    fee income-
     Trading Cove
      Associates            $          ---    $          ---    $   11,810,877    $          ---
  25% of
   relinquishment
    payments-Trading
     Cove Associates            25,382,500               ---         9,728,580               ---
  Interest and
   dividend income                 534,012               ---         1,330,711               ---
  Subordinated notes
   fee income-Trading
    Cove Associates                    ---               ---               ---               ---
  Management services
   income-Trading
    Cove Associates
  Completion guarantee
   notes fee income-
    Trading Cove
     Associates                        ---               ---               ---               ---
                            --------------    --------------    --------------    --------------
  Total revenue                 25,916,512               ---        22,870,168               ---

Total expenses                 (13,102,082)      (13,102,082)      (13,579,600)      (13,579,600)

Interest and dividend
  income                               ---           534,012               ---         1,330,711
Equity in income
  (loss) of Trading
    Cove Associates                218,880        24,601,380        (2,715,996)       18,823,461
                            --------------    --------------    --------------    --------------
  Net income                $   13,033,310    $   12,033,310    $    6,574,572    $    6,574,572
                            ==============    ==============    ==============    ==============

OTHER DATA
  Interest expense          $   11,080,139    $   11,080,139    $   11,560,994    $   11,560,994
  Net increase
    (decrease) in
      cash and cash
       equivalents               1,087,653         1,087,653          (453,072)         (453,072)

YEAR-END STATUS
  Total current
    assets                  $   26,032,197    $   15,010,697    $   38,127,059    $   29,769,455
  Trading Cove
    Associates-
     equity
      investment                 5,447,338        11,972,338         5,778,458        10,639,562
  Beneficial
    interest-
     Leisure Resort
      Technology, Inc.           4,540,039         4,540,039         4,918,029         4,918,029
  Deferred financing
    costs net of
     accumulated
      amortization               2,643,338         2,643,338         3,010,202         3,010,202
  Fixed assets, net
    of accumulated
     depreciation                   11,696            11,696            22,476            22,476
                            --------------    --------------    --------------    --------------
  Total assets              $   38,674,608    $   34,178,108    $   51,856,224    $   48,359,724
                            ==============    ==============    ==============    ==============

  Total current
    liabilities             $    3,133,192    $    3,133,192    $    3,400,556    $    3,400,556
  9-1/2% senior
    notes payable              108,007,000       108,007,000       115,434,000       115,434,000
                            --------------    --------------    --------------    --------------
  Total liabilities            111,140,192       111,140,192       118,834,556       118,834,556
                            --------------    --------------    --------------    --------------
  Member's
    deficiency              $  (72,465,584)   $  (76,962,084)   $  (66,978,332)   $  (70,474,832)
                            --------------    --------------    --------------    --------------

                                                        For the Year Ended

                              Previously                          Previously         Restated
                               reported          Restated          reported            1999
                                 2000              2000              1999           (Unaudited)
                            --------------    --------------    --------------    --------------
Revenue
  Organizational and
   administrative
    fee income-
     Trading Cove
      Associates            $   11,649,600    $          ---    $   14,252,209    $   15,431,038
  25% of
   relinquishment
    payments-Trading
     Cove Associates                   ---               ---               ---               ---
  Interest and
   dividend income               1,894,738               ---         6,144,502         6,144,502
  Subordinated notes
   fee income-Trading
    Cove Associates                692,782               ---         3,731,806         4,424,588
  Management services
   income-Trading
    Cove Associates                                                  1,664,699         1,664,699
  Completion guarantee
   notes fee income-
    Trading Cove
     Associates                    215,625               ---           903,438         1,119,063
                            --------------    --------------    --------------    --------------
  Total revenue                 14,452,745               ---        26,696,654        28,783,890

Total expenses                 (13,490,367)      (13,490,367)      (24,789,253)      (24,789,253)

Interest and dividend
  income                               ---         1,894,738               ---               ---
Equity in income
  (loss) of Trading
    Cove Associates               (574,002)       14,068,067         6,115,300        (1,552,494)
                            --------------    --------------    --------------    --------------
  Net income                $      388,376    $    2,472,438    $    8,022,701    $    2,442,143
                            ==============    ==============    ==============    ==============

OTHER DATA
  Interest expense          $   11,641,049    $   11,641,049    $   19,045,076    $   19,045,076
  Net increase
    (decrease) in
      cash and cash
       equivalents             (56,313,596)      (56,313,596)       57,554,273        57,554,273

YEAR-END STATUS
  Total current
    assets                  $   34,708,598    $   46,519,473    $   72,724,437    $   97,093,319
  Trading Cove
    Associates-
     equity
      investment                 7,944,454        (7,362,921)        9,041,568       (20,907,876)
  Beneficial
    interest-
     Leisure Resort
      Technology, Inc.           5,296,019         5,296,019         5,674,009         5,674,009
  Deferred financing
    costs net of
     accumulated
      amortization               3,377,066         3,377,066         3,781,051         3,781,051
  Fixed assets, net
    of accumulated
     depreciation                   33,256            33,256            44,036            44,036
                            --------------    --------------    --------------    --------------
  Total assets              $   51,359,393    $   47,862,893    $   91,265,101    $   85,684,539
                            ==============    ==============    ==============    ==============

  Total current
    liabilities             $    3,481,637    $    3,481,637    $    3,576,539    $    3,576,539
  9-1/2% senior
    notes payable              119,691,000       119,691,000       122,159,000       122,159,000
                            --------------    --------------    --------------    --------------
  Total liabilities            123,172,637       123,172,637       125,735,539       125,735,539
                            --------------    --------------    --------------    --------------
  Member's
    deficiency              $  (71,813,244)   $  (75,309,744)   $  (34,470,438)   $  (40,051,000)
                            --------------    --------------    --------------    --------------

                            WATERFORD GAMING, L.L.C.
                              INDEX TO FORM 10-Q/A

                                                                          Page
                                                                         Number
PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Accountants                                           1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2003 (unaudited) and December 31, 2002
(restated)                                                                  3
Condensed Statements of Operations of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2003
(unaudited) and March 31, 2002 (unaudited and restated)                     4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three month periods ended
March 31, 2003 (unaudited) and March 31, 2002
(unaudited and restated)                                                    5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2003(unaudited)
and March 31, 2002 (unaudited and restated)                                 6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      28
Item 4 -- Controls and Procedures                                          29

Part II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                29
Item 2 -- Changes in Securities                                            29
Item 3 -- Defaults upon Senior Securities                                  29
Item 4 -- Submission of Matters to a Vote of Security Holders              29
Item 5 -- Other Information                                                29
Item 6 -- Exhibits and Reports on Form 8-K                                 30
Signatures- Waterford Gaming, L.L.C.                                       33
Certifications                                                             34

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

THE FINANCIAL STATEMENTS AND RELATED NOTES SET FORTH IN THIS ITEM 1 HAVE BEEN REVISED (a) TO REFLECT THE COMPLETION OF THE RESTATEMENT, (b) TO REFLECT CERTAIN EVENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-Q, AND (c) TO INCORPORATE CERTAIN CONFORMING CHANGES.

                        REPORT OF INDEPENDENT ACCOUNTANTS

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 2003, EXCEPT FOR NOTES 1 THROUGH 5 AND
8 AS TO WHICH THE DATE IS MAY 30, 2003, we expressed an unqualified opinion in those financial statements (WITH AN EXPLANATORY PARAGRAPH INDICATING THAT THE COMPANY HAS RESTATED THOSE FINANCIAL STATEMENTS TO GIVE EFFECT TO A RESTATEMENT BY ITS EQUITY INVESTEE). In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 (AFTER THE RESTATEMENT DESCRIBED IN NOTE 7 TO THE ACCOMPANYING CONDENSED INTERIM FINANCIAL STATEMENTS), is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


May 20, 2003, EXCEPT FOR THE FOURTH PARAGRAPH
OF THE REPORT ABOVE AS TO WHICH THE DATE IS
MAY 30, 2003

FINANCIAL INFORMATION

The unaudited condensed financial information as of March 31, 2003 and 2002, and for each of the three-month periods ended March 31, 2003 and 2002 included in this report was reviewed by PricewaterhouseCoopers LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

          March 31, 2003 (Unaudited) and December 31, 2002

                                                    March 31,      December 31,
                                                      2003             2002
                                                 -------------    -------------
                                                                    (Restated
                                                                    see Note 7)
      ASSETS

Current assets
  Cash and cash equivalents                      $   3,787,526    $   4,658,602
  Restricted investments                             9,731,175       10,344,130
  Other current assets                                  83,330            7,965
                                                 -------------    -------------
        Total current assets                        13,602,031       15,010,697
                                                 -------------    -------------
Trading Cove Associates-equity investment            7,173,148       11,972,338
Beneficial interest-Leisure Resort
  Technology, Inc.                                   4,446,836        4,540,039
Deferred financing costs, net of accumulated
  amortization of $1,483,554 and $1,391,838 at
  March 31, 2003 and December 31, 2002,
  respectively                                       2,551,622        2,643,338
Fixed assets, net of accumulated depreciation
  of $44,917 and $42,222 at March 31, 2003
  and December 31, 2002, respectively                    9,001           11,696
                                                 -------------    -------------
        Total assets                             $  27,782,638    $  34,178,108
                                                 =============    =============
      LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable          $     160,342    $     111,996
  Accrued interest on senior notes payable             432,140        3,021,196
                                                 -------------    -------------
        Total current liabilities                      592,482        3,133,192
                                                 -------------    -------------
9-1/2% senior notes payable                        102,349,000      108,007,000
                                                 -------------    -------------
        Total liabilities                          102,941,482      111,140,192
                                                 -------------    -------------
Contingencies
Member's deficiency                                (75,158,844)     (76,962,084)
                                                 -------------    -------------
        Total liabilities and
           member's deficiency                   $  27,782,638    $  34,178,108
                                                 =============    =============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Operations

            For the Three Month Periods ended March 31, 2003 and 2002

                                   (Unaudited)

                                                For the three    For the three
                                                months ended     months ended
                                                March 31, 2003   March 31, 2002
                                                --------------   --------------
                                                                 (Restated see
                                                                     Note 7)
Expenses
  Interest expense                              $    2,883,303   $   3,003,040
  Salaries - related parties                           211,163         187,069
  General and administrative                            98,693         114,348
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                      93,203          93,203
  Amortization on deferred financing costs              91,716          91,716
  Depreciation                                           2,695           2,695
                                                --------------   -------------

                 Total expenses                      3,380,773       3,492,071
                                                --------------   -------------

  Interest and dividend income                          52,603         194,727
  Equity in income of
    Trading Cove Associates                          6,422,310       4,831,778
                                                 -------------   -------------

                 Net income                     $    3,094,140   $   1,534,434
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

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency
            For the Three Month Periods ended March 31, 2003 and 2002
                                   (Unaudited)

                    For the Three Months Ended March 31, 2003

Balance, January 1, 2003 - (Restated see Note 7)                  $ (76,962,084)
Distributions                                                        (1,290,900)
Net income                                                            3,094,140
                                                                  -------------
Balance, March 31, 2003                                           $ (75,158,844)
                                                                  =============

                    For the Three Months Ended March 31, 2002
                              (Restated see Note 7)

Balance, January 1, 2002                                          $ (70,474,832)
Distributions                                                        (1,416,900)
Net income                                                            1,534,434
                                                                  -------------
Balance, March 31, 2002                                           $ (70,357,298)
                                                                  =============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

            For the Three Month Periods ended March 31, 2003 and 2002
                                   (Unaudited)

                                                        2003            2002
                                                    ------------    -------------
                                                                    (Restated see
                                                                     Note 7)
Cash flows from operating activities
  Net income                                        $  3,094,140    $   1,534,434
                                                    ------------    -------------
  Adjustments to reconcile net income
    to net cash provided by operating
       activities
         Amortization                                    184,919          184,919
         Depreciation                                      2,695            2,695
         Equity in income of
            Trading Cove Associates                   (6,422,310)      (4,831,778)
         Operating distributions from
            Trading Cove
             Associates                               11,021,500        8,357,604
         Changes in operating assets and
            liabilities
               Increase in other current assets          (75,365)         (42,751)
               Increase (decrease) in accrued
                  expenses and accounts payable           48,346          (36,913)
               Decrease in accrued interest on
                  senior notes payable                (2,589,056)      (2,758,577)
                                                    ------------    -------------
                      Total adjustments                2,170,729          875,199
                                                    ------------    -------------
                      Net cash provided by
                        operating activities           5,264,869        2,409,633
                                                    ------------    -------------
Cash flows from investing activities
  Contributions to Trading Cove Associates                   ---         (200,000)
  Distributions from Trading Cove Associates             200,000          750,000
  Sales and (purchases) of restricted
    investments - net                                    612,955          570,848
                                                    ------------    -------------
                      Net cash provided by
                        investing activities             812,955        1,120,848
                                                    ------------    -------------
 Cash flows from financing activities
   Redemption of 9-1/2% senior notes                  (5,658,000)      (4,031,000)
   Distributions to member                            (1,290,900)      (1,416,900)
                                                    ------------    -------------
                      Net cash used in
                        financing activities          (6,948,900)      (5,447,900)
                                                    ------------    -------------
Net decrease in cash and cash equivalents               (871,076)      (1,917,419)
Cash and cash equivalents at beginning
   of period                                           4,658,602        3,570,949
                                                    ------------    -------------
Cash and cash equivalents at end of period          $  3,787,526    $   1,653,530
                                                    ============    =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $  5,472,358    $   5,761,617
                                                    ============    =============

The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2002 audited financial statements and should be read in conjunction with the Company's 2002 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K/A as filed with the Securities and Exchange Commission (the "Commission") June 4, 2003. The condensed balance sheet at December 31,
2002, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2003, the results of operations for each of the three-month periods ended March 31, 2003 and 2002, and statements of member's deficiency and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2003 and 2002, the following summary information relates to TCA. Total revenues and net income are for the three-month periods ended March 31, 2003 and 2002:

                                                                  2002
                                                2003         (As restated)
                                           -------------     -------------
Total current assets                       $  15,440,157     $  13,473,742
                                           =============     =============
Total assets                               $  18,049,070     $  16,310,328
Total current liabilities                    (10,781,908)      (11,142,044)
                                           -------------     -------------
Partners' capital                          $   7,267,162     $   5,168,284
                                           =============     =============
Total revenue                              $  14,984,078     $  12,457,116
                                           =============     =============
Net income                                 $  14,314,634     $  11,133,571
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  11,972,338     $  10,639,562
  Contributions                                      ---           200,000
  Distributions                              (11,221,500)       (9,107,604)
                                           -------------     -------------
                                                 750,838         1,731,958
                                           -------------     -------------
Income from Trading Cove
  Associates                                   6,532,317         4,941,785
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                      6,422,310         4,831,778
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $   7,173,148     $   6,563,736
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

In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement, and the Company is now entitled to such fees and such cash.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2003 and December 31, 2002 amounts to $2,610,375 and $2,232,385, respectively.

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

The Company and Finance may elect to redeem all or any of the $125 Million Senior Notes at any time on or after March 15, 2004 at a redemption price equal to a percentage of the principal amount of notes being redeemed plus accrued interest. Such percentage is set forth in the following table:

If notes are redeemed                                Percentage
---------------------                                ----------
after March 14, 2004 but
on or before March 14, 2005                          105.182%
after March 14, 2005 but
on or before March 14, 2006                          104.318%
after March 14, 2006
but on or before March 14, 2007                      103.455%
after March 14, 2007 but
on or before March 14, 2008                          102.591%
after March 14, 2008
but on or before March 14, 2009                      101.727%
after March 14, 2009
but on or before March 14, 2010                      100.864%
after March 14, 2010                                 100.000%

The $125 Million Senior Notes provide that upon the occurrence of a Change of Control (as defined in the Indenture), the holders thereof will have the option to require the redemption of the $125 Million Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash to redeem the $125 Million Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:

If notes are redeemed with                Redemption Price (expressed as percentage of
Company Excess Cash                       principal amount being redeemed)
-------------------------                 --------------------------------------------
after March 14, 1999 but
on or before March 14, 2000                          109.500%
after March 14, 2000 but
on or before March 14, 2001                          108.636%
after March 14, 2001 but
on or before March 14, 2002                          107.773%
after March 14, 2002 but
on or before March 14, 2003                          106.909%
after March 14, 2003 but
on or before March 14, 2004                          106.045%
after March 14, 2004 but
on or before March 14, 2005                          105.182%
after March 14, 2005 but
on or before March 14, 2006                          104.318%
after March 14, 2006
but on or before March 14, 2007                      103.455%
after March 14, 2007 but
on or before March 14, 2008                          102.591%
after March 14, 2008
but on or before March 14, 2009                      101.727%
after March 14, 2009
but on or before March 14, 2010                      100.864%
after March 14, 2010                                 100.000%

The Company and Finance have periodically redeemed portions of the $125 Million Senior Notes with Company Excess Cash pursuant to the terms of the Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the $125 Million Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the Indenture, (b) the aggregate principal amount of $125 Million Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.

                          Company Excess Cash      Principal amount of                            Price (expressed as percentage of
Date                      (approximately)          notes redeemed          Date of Redemption     principal amount being redeemed)
----------------          -------------------      -------------------     ------------------     ---------------------------------
August 1, 1999            $  8,983,000             $ 2,841,000             September 15, 1999                 109.500%

February 1, 2000          $  8,276,000             $ 2,277,000             March 15, 2000                     108.636%

August 1, 2000            $  5,902,000             $   191,000             September 15, 2000                 108.636%

February 1, 2001          $  6,173,000             $   452,000             March 15, 2001                     107.773%

August 1, 2001            $  9,765,000             $ 3,805,000             September 15, 2001                 107.773%

February 1, 2002          $  9,793,000             $ 4,031,000             March 15, 2002                     106.909%

August 1, 2002            $  8,923,000             $ 3,396,000             September 15, 2002                 106.909%

February 1, 2003          $ 11,131,000             $ 5,658,000             March 15, 2003                     106.045%

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

The fair market value of the Company's long term debt at March 31, 2003 and December 31, 2002 is estimated to be approximately $105,931,000 and $111,787,000, respectively, based on the quoted market price for the $125 Million Senior Notes.

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

Note 5.      Certain Relationships and Related Transactions

DEVELOPMENT SERVICES AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

On February 9, 1998, TCA and Kerzner International Management Limited ("KIML"), an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. For a summary of the Development Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading Cove Associates - Material Agreements --Development Agreement." KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

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

At March 31, 2003 and December 31, 2002 TCA's accrued liability to Kerzner Investments with respect to Development Services Agreement Phase II Fees due was approximately $10.2 million.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under TCA's partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00% to .10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three months ended March 31, 2003 and 2002 the Company paid and incurred $211,163 and $187,069, respectively, as an expense pursuant to Len Wolman's employment agreement.

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

Waterford Group, Slavik Suites, Inc. ("Slavik") and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

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

The Company is a general partner of Trading Cove and its investment in TCA is accounted for under the equity method. TCA restated its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements have been restated to reflect the changes recorded by TCA. The effect of TCA's restatement on the Company's financial statements is described below and included in the table which follows this note 7.

The restatement is the result of a change by TCA in the way it has historically recorded certain contractual liabilities to its partners and their affiliates, recognized certain revenue, and classified certain distributions to its partners. As described in more detail below, TCA has restated its historical financial statements to,

i) recognize as an expense certain contractual liabilities owed its partners and their affiliates for prior services performed under contract when payment of such liabilities became probable pursuant to Statement of Financial Accounting Standard No. 5 ("SFAS 5"), as opposed to when such expenses were paid or payable (these expenses were previously disclosed as contingent obligations);

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

The restatement does not result in a change of the cash flow from operating, investing or financing activities that would have been available for paying interest, principal and premium on the Company's outstanding 9-1/2% Senior Notes due 2010. Based on the Company's restated financial statements, if TCA had made the changes described above at the beginning of the period covered by the restated financial statements, no default or event of default under the Indenture would have occurred during any of the affected periods.

As noted above, TCA has changed how it has historically accounted for certain contractual liabilities it owed to its partners and their affiliates for services performed under contract. TCA has restated its financial statement to record a liability for certain previously provided services pursuant to SFAS 5 when it became probable that such liability had been incurred and when it became reasonably estimable rather than when payment was certain. As a result of this change, some payments have been recorded as liabilities and expenses on TCA's financial statements several years before they were, or will become, due and payable. Previously, these payments were recorded as liabilities only when such liability became payable. These payments are related to amounts due under (a) the third, fourth, fifth, seventh, eighth, ninth and eleventh priority distributions described in the Amended and Restated Omnibus Financing Agreement and (b) the third and fourth priority distributions described in the Amended and Restated Omnibus Termination Agreement.

One effect of the change described in the preceding paragraph is that TCA has restated its financial statements to recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it records a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during 2002 and reduced its loss provision during 2000 by $2,007,000 to give effect to a $10,000,000 development loss at December 31 1999. The Company's 50% share of the difference is $4,496,500 at December 31, 2002 and $3,496,500 at December 31, 2001 and 2000. Prior to making the change described in the preceding paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have become payable.

Also as noted above, TCA has restated its historical financial statements to reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which have changed, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, for the periods commencing January 1, 2000. This reclassification by TCA results in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of income. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments -Trading Cove Associates". Such reclassification does not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002, the restated balance sheet of the Company shows $0 as due from TCA, and "Trading Cove Associates - equity investment" has been increased by $11,021,500, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph. The change in the development loss described above and the reclassification account for the change in equity investment on the consolidated balance sheet.

Also as described above, TCA has changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA has restated its historical financial statements to accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement required the Company to restate its historical financial statements to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter. There is no impact on TCA's annual Relinquishment Fee revenue.

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

                            Waterford Gaming, L.L.C.

                             Condensed Balance Sheet

                             as of December 31, 2002

                                                                          Previously
                                                                          reported                          Restated
                                                                          December 31,   Restatement        December 31,
                                                                          2002 *         adjustments **     2002
                                                                          ------------   -------------      -------------
                ASSETS

Current assets
    Cash and cash equivalents                                             $  4,658,602   $         ---      $   4,658,602
    Restricted investments                                                  10,344,130             ---         10,344,130
    Due from Trading Cove Associates                                        11,021,500     (11,021,500)(a)            ---
    Other current assets                                                         7,965             ---              7,965
                                                                          ------------   -------------      -------------

       Total current assets                                                 26,032,197     (11,021,500)        15,010,697
                                                                          ------------   -------------      -------------

Trading Cove Associates - equity investment                                  5,447,338       6,525,000(d)      11,972,338
Beneficial interest - Leisure Resort Technology, Inc.                        4,540,039             ---          4,540,039
Deferred financing costs, net of accumulated amortization of $1,391,838
       at December 31, 2002                                                  2,643,338             ---          2,643,338
Fixed assets, net of accumulated depreciation of $42,222 at
       December 31, 2002                                                        11,696             ---             11,696
                                                                          ------------   -------------      -------------

       Total assets                                                       $ 38,674,608   $  (4,496,500)     $  34,178,108
                                                                          ============   =============      =============

                LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                 $    111,996   $         ---      $     111,996
    Accrued interest on senior notes payable                                 3,021,196             ---          3,021,196
                                                                          ------------   -------------      -------------

       Total current liabilities                                             3,133,192             ---          3,133,192
                                                                          ------------   -------------      -------------
9-1/2% senior notes payable                                                108,007,000             ---        108,007,000
                                                                          ------------   -------------      -------------

       Total liabilities                                                   111,140,192             ---        111,140,192
                                                                          ------------   -------------      -------------

Contingencies                                                                      ---             ---                ---

Member's deficiency                                                        (72,465,584)     (4,496,500)(b)    (76,962,084)
                                                                          ------------   -------------      -------------

       Total liabilities and member's deficiency                          $ 38,674,608   $  (4,496,500)     $  34,178,108
                                                                          ============   =============      =============

*    Previously reported in Form 10-K filed by the Company on March 26, 2003

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments

                            Waterford Gaming, L.L.C.

                        Condensed Statement of Operations

                    for the three months ended March 31, 2002

                                   (Unaudited)

                                                  Previously reported                                Restated
                                                  for the three months     Restatement           for the three months
                                                  ended March 31, 2002 *   adjustments **        ended March 31, 2002
                                                  ----------------------   --------------        --------------------
Revenue
   25% of relinquishment payments - Trading
     Cove Associates                                  $   1,621,000         $  (1,621,000)(a)                  ---
   Interest and dividend income                             194,727              (194,727)(c)                  ---
                                                      -------------         -------------            -------------

   Total revenue                                          1,815,727            (1,815,727)                     ---
                                                      -------------         -------------            -------------

Expenses
   Interest expense                                       3,003,040                   ---            $   3,003,040
   Salaries - related parties                               187,069                   ---                  187,069
   General and administrative                               114,348                   ---                  114,348
   Amortization of beneficial interest -
      Leisure Resort Technology, Inc.                        93,203                   ---                   93,203
   Amortization on deferred financing costs                  91,716                   ---                   91,716
   Depreciation                                               2,695                   ---                    2,695
                                                      -------------         -------------            -------------

           Total expenses                                 3,492,071                   ---                3,492,071
                                                      -------------         -------------            -------------
                                                         (1,676,344)           (1,815,727)              (3,492,071)

   Interest and dividend income                                 ---               194,727(c)               194,727
   Equity in income of
      Trading Cove Associates                               696,500             4,135,278(e)             4,831,778
                                                      -------------         -------------            -------------

           Net income (loss)                          $    (979,844)        $   2,514,278            $   1,534,434
                                                      =============         =============            =============

*    Previously reported in Form 10-Q filed by the Company on May 14, 2002

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments

                            Waterford Gaming, L.L.C.

              Condensed Statement of Changes in Member's Deficiency

                    for the three months ended March 31, 2002

                                   (Unaudited)

                                             Previously reported                             Restated
                                             for the three months        Restatement         for the three months
                                             ended March 31, 2002 *      adjustments **      ended March 31, 2002
                                             ---------------------       --------------      ---------------------
Balance, January 1, 2002                         $ (66,978,332)           $ (3,496,500)(b)      $  (70,474,832)

Distributions                                       (1,416,900)                    ---              (1,416,900)

Net income (loss)                                     (979,844)              2,514,278(d)            1,534,434

                                                 -------------            ------------          --------------
Balance, March 31, 2002                          $ (69,375,076)           $   (982,222)         $  (70,357,298)
                                                 =============            ============          ==============

*    Previously reported in Form 10-Q filed by the Company on May 14, 2002

** See page 15 of the notes to the Company's financial statements for the description of the restatement adjustments

                            Waterford Gaming, L.L.C.

                        Condensed Statement of Cash Flows

                    for the three months ended March 31, 2002

                                   (Unaudited)

                                                                 Previously reported                           Restated
                                                                 for the three months     Restatement          for the three months
                                                                 ended March 31, 2002 *   adjustments **       ended March 31, 2002
                                                                 ----------------------   ---------------      --------------------
Cash flows from operating activities
    Net income (loss)                                                 $   (979,844)          $  2,514,278         $  1,534,434
                                                                      ------------           ------------         ------------

    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities
         Amortization                                                      184,919                    ---              184,919
         Depreciation                                                        2,695                    ---                2,695
         Equity in income of Trading Cove Associates                      (696,500)            (4,135,278)(d)       (4,831,778)
         Operating distributions from
           Trading Cove Associates                                             ---              8,357,604(a)         8,357,604
         Changes in operating assets and liabilities
           Decrease in due from Trading Cove Associates                  6,736,604             (6,736,604)(a)              ---
           Increase in other current assets                                (42,751)                   ---              (42,751)
           Decrease in accrued expenses and accounts payable               (36,913)                   ---              (36,913)
           Decrease in accrued interest on senior notes payable         (2,758,577)                   ---           (2,758,577)
                                                                      ------------           ------------         ------------
                   Total adjustments                                     3,389,477             (2,514,278)             875,199
                                                                      ------------           ------------         ------------
                   Net cash provided by
                       operating activities                              2,409,633                    ---            2,409,633
                                                                      ------------           ------------         ------------

Cash flows from investing activities
    Contributions to Trading Cove Associates                              (200,000)                   ---             (200,000)
    Distributions from Trading Cove Associates                             750,000                    ---              750,000
    Sales and (purchases) of restricted investments - net                  570,848                    ---              570,848
                                                                      ------------           ------------         ------------
                   Net cash provided by
                       investing activities                              1,120,848                    ---            1,120,848
                                                                      ------------           ------------         ------------
Cash flows from financing activities
    Redemption of  9-1/2% senior notes                                  (4,031,000)                   ---           (4,031,000)
    Distributions to member                                             (1,416,900)                   ---           (1,416,900)
                                                                      ------------           ------------         ------------
                   Net cash used in
                       financing activities                             (5,447,900)                   ---           (5,447,900)
                                                                      ------------           ------------         ------------
Net decrease in cash and cash equivalents                               (1,917,419)                   ---           (1,917,419)

Cash and cash equivalents at beginning of quarter                        3,570,949                    ---            3,570,949

                                                                      ------------           ------------         ------------
Cash and cash equivalents at end of quarter                           $  1,653,530           $        ---         $  1,653,530
                                                                      ============           ============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the quarter for interest                         $  5,761,617           $        ---         $  5,761,617
                                                                      ============           ============         ============

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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH IN THIS ITEM 2 HAS BEEN REVISED (a) TO REFLECT THE COMPLETION OF THE RESTATEMENT, (b) TO REFLECT CERTAIN EVENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-Q, AND (c) TO INCORPORATE CERTAIN CONFORMING CHANGES.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.

A - CERTAIN FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about the Company's TCA'S and the Mohegan Sun's plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the risk factors described below under the heading "Risk Factors" and the following:

     a)   the financial performance of the Mohegan Sun;

     b) changes in laws or regulations (including, without limitation, gaming laws or regulations);

     c)   the effects of new competition; and

     d)   general domestic and global economic conditions.

The Company's, TCA's and Mohegan Sun's actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained herein. The Company can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on its results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q/A.

B - DEVELOPMENT AND OPERATIONAL ACTIVITIES

The Company is a special purpose company formed solely for the purpose of holding its partnership interest in TCA, a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun.

1 - TRADING COVE ASSOCIATES

TCA was organized on July 27, 1993.  The primary purpose of TCA has been,

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority in obtaining federal recognition,

     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,

     c)   to obtain financing for the development of the Mohegan Sun,
     d) to negotiate the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"),

     e) to oversee all operations of the Mohegan Sun Casino pursuant to the terms of the Management Agreement until midnight December 31, 1999, and

     f)   to participate in the design and development of the Mohegan Sun.

The Mohegan Sun commenced operations on October 12, 1996. From the opening of the casino until midnight December 31, 1999, TCA oversaw the Mohegan Sun's day-to-day operations.

TCA's partnership agreement will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50% partnership interest in TCA. The remaining 50% interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("Kerzner International"). The complete text of
(a) the Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now Kerzner Investments), RJH Development Corp., Leisure Resort Technology, Inc., Suites, Inc., and LMW Investments, Inc., and (b) the First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. is filed as exhibits to the Company's Registration Statement on Form S-4, filed with Securities and Exchange Commission (File No. 333-17795) and declared effective on May 15, 1997 and each is incorporated herin by reference.

2 - TRADING COVE ASSOCIATES - MATERIAL AGREEMENTS

a)  RELINQUISHMENT AGREEMENT

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

Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Tribe's senior obligations, as defined in the Relinquishment Agreement. See section below titled "Risk Factors - Subordination Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness".

For the quarters ended March 31, 2003 and 2002, total Relinquishment Fees earned were $14,866,320 and $12,457,116, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q/A are based upon amounts reported to TCA by the Authority.

The Relinquishment Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

b) DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At March 31, 2003 the Project Sunburst expansion was substantially completed.

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

          Date Received by TCA        Relinquishment Fee Received
           January 15, 2000                  $  1,372,000
           April 20, 2000                         896,000
           July 17, 2000                        1,260,000
           October 13, 2000                     1,372,000
           January 23, 2001                       588,000
           April 16, 2001                       1,582,000
           July 20, 2001                        2,212,000
           October 17, 2001                     1,974,000
           January 25, 2002                     1,260,000
           April 22, 2002                         413,000
           July 19, 2002                          581,000
           October 18, 2002                       238,000
           January 24, 2003                        84,000
           April 15, 2003                         112,000
                                             ------------
                                             $ 13,944,000
                                             ============

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

As described in Note 5 to the financial statements included in Item 1 of this quarterly report on Form 10-Q/A, on February 9, 1998, TCA and KIML entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million.

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

As of March 31, 2003, the Company has an aggregate long-term senior indebtedness of $102,349,000, consisting of the $125 Million Senior Notes. At December 31, 2002, the Company had an aggregate long-term senior indebtedness of $108,007,000. On March 15, 2003, $5,658,000 of principal amount of 9.50%
Senior Notes was redeemed at the redemption price of 106.045%. The Authority is also highly leveraged. As of March 31, 2003, the Authority had a total of approximately $1.13 billion of indebtedness outstanding. On March 25, 2003, the Authority closed a new $391.0 million bank credit facility. At March 31, 2003 the Authority had approximately $170 million available for borrowing under its bank credit facility. Pursuant to the terms of the bank credit facility, the Authority may incur additional indebtedness, including senior secured indebtedness. Substantially all of the Authority's assets secure its bank credit facility.

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

As of March 31, 2003, the senior relinquishment payments are subordinated to $221.0 million of senior secured indebtedness of the Authority and the junior relinquishment payments are subordinated to $421.0 million of senior indebtedness of the Authority. In addition, at March 31, 2003, the Authority had approximately $170 million available for borrowing under its bank credit facility. For the year ending September 30, 2002, the annual minimum priority distribution to the Mohegan Tribe was $15.1 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index. The Authority will be permitted to borrow substantial additional indebtedness, including senior secured indebtedness, in the future.

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

Under the partnership agreement and certain other existing agreements, Trading Cove must pay expenses and make certain payments and priority distributions prior to making distributions to the Company. Such expenses, payments and priority distributions include,

     (1) operating expenses and to the extent operating expenses are less than $2.0 million annually, payment of the difference to each of Kerzner Investments and the principals of the Company;

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

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Community, Band of Mohican Indians (the "Stockbridge-Munsee Tribe"), have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe recently signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region, and the Cayuga Nation of New York recently partnered with Empire Resorts, Inc. to develop a gaming business in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

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

E - Table of Contractual Obligations

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2003.

                                                                      Payments Due By Period

                                                          Less Than 1
Contractual Obligations                      Total        Year             1-3 Years      3-5 Years     More than 5
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

As of March 31, 2003, the Company's long-term debt consists of obligations under the $125 Million Senior Notes. On March 31, 2003, approximately $102.3 million in aggregate principal amount of $125 Million Senior Notes was outstanding. Interest on the outstanding principal amount of $125 Million Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 9.50% per annum. The outstanding principal amount of the $125 Million Senior Notes is due and payable in full on March 15, 2010. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their $125 Million Senior Notes with any "Company Excess Cash" (as defined in the Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 109.50% for redemptions made between March 15, 1999 and May 14, 2000, to 100% for redemptions made after March 14, 2010. Any reduction in principal amount of $125 Million Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

The Company expects that TCA's major source of revenue for 2003 will be Relinquishment Fees payable by the Authority.

On April 28, 2003 the Company received $2,876,707 from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $14,866,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2003 and (b) $112,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. On April 26, 2002 the Company received $1,821,000 from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $12,457,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2002 and
(b) $413,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2003 and 2002, $462,585 and $0 ($231,292 to Kerzner Investments and $231,293 to affiliates of the Company), respectively, had been paid and incurred by TCA in terms of this first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to March 31, 2003 these capital contributions aggregated $7,100,000. From January 1, 2000 to March 31, 2003 $7,100,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments.

          As of March 31, 2003, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2003. The accrued liability to Kerzner Investments with respect to such fee at March 31, 2003 was approximately $10,197,000.

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

In addition, TCA will not make any distributions pursuant to the Amended and Restated Omnibus Termination Agreement until it has annually distributed to its partners pro rata, the amounts related to its partners tax obligations as described in Section 3.03a(1) of TCA's partnership agreement less twice the amount of all other funds paid or distributed to the Company during such year pursuant to the Amended and Restated Omnibus Termination Agreement.

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

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

Equity in income of Trading Cove Associates for the three months ended March 31, 2003 was $6,422,310 compared with $4,831,778 for the three months ended March 31, 2002. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income decreased by $142,124.

As a result of the foregoing factors, Waterford experienced net income of $3,094,140 for the three months ended March 31, 2003 compared with net income of $1,534,434 for the three months ended March 31, 2002.

H - Liquidity and Capital Resources

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the $65 Million Senior Notes to purchase RJH Development Corp.'s interests in TCA.

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

During 1999, 2000, 2001, 2002, on January 13, 2003 and April 10, 2003 the
Company distributed $886,285, $3,059,393, $1,739,660, $3,520,562, $1,290,900 and
$1,947,341, respectively, to Waterford Group as tax distributions, in accordance with the terms of the Indenture.

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

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the $125 Million Senior Notes and additional investments in TCA that may be required by TCA in connection with the Project Sunburst expansion at the Mohegan Sun. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

THIS ITEM 3 HAS BEEN REVISED TO REFLECT CERTAIN DEVELOPMENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-Q.

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

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.64%, and matured March 7, 2003 and on investment in Federated Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Date: June 4, 2003                   By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer


Date: June 4, 2003                   By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer

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

Date: June 4, 2003                      By: /s/ Len Wolman
                                        Len Wolman, Chief Executive Officer

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

Date: June 4, 2003                      By: /s/ Alan Angel
                                        Alan Angel, Chief Financial Officer