Form 10-Q
period 2003-06-30
WATERFORD GAMING LLC
filed 2003-08-12
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 06/30/03
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Accountants                                           1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2003 (unaudited) and December 31, 2002
(restated)                                                                  3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three and six month periods ended June 30, 2003
(unaudited) and June 30, 2002 (unaudited and restated)                      4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the six month periods ended
June 30, 2003 (unaudited) and June 30, 2002
(unaudited and restated)                                                    5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six month periods ended June 30, 2003(unaudited)
and June 30, 2002 (unaudited and restated)                                  6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      29
Item 4 -- Controls and Procedures                                          29

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                30
Item 2 -- Changes in Securities                                            31
Item 3 -- Defaults upon Senior Securities                                  32
Item 4 -- Submission of Matters to a Vote of Security Holders              32
Item 5 -- Other Information                                                32
Item 6 -- Exhibits and Reports on Form 8-K                                 33
Signatures                                                                 35
Certifications                                                             36

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2003, and the related condensed statements of income, for each of the three-month and six-month periods ended June 30, 2003 and 2002 (as restated), and the related condensed statements of changes in member's deficiency and cash flows for each of the six-month periods ended June 30, 2003 and 2002 (as restated). These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 2003, except for Notes 1 through 5 and 8 as to which the date is May 30, 2003, we expressed an unqualified opinion in those financial statements (with an explanatory paragraph indicating that the Company has restated those financial statements to give effect to a restatement by its equity investee). In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002 (after the restatement described in Note 8 to the accompanying condensed interim financial statements) is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP
July 24, 2003

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of June 30, 2003 and 2002, and for each of the three-month and six-month periods ended June 30, 2003 and 2002 included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                 June 30, 2003 (Unaudited) and December 31, 2002


                                                    June 30,      December 31,
                                                      2003             2002
                                                 -------------    -------------
                                                                   (Restated -
                                                                     Note 8)
      ASSETS

Current assets
  Cash and cash equivalents                      $   2,351,679    $   4,658,602
  Restricted investments                             6,687,821       10,344,130
  Other current assets                                  62,450            7,965
                                                 -------------    -------------
        Total current assets                         9,101,950       15,010,697
                                                 -------------    -------------
Trading Cove Associates-equity investment           11,853,316       11,972,338
Beneficial interest-Leisure Resort
  Technology, Inc.                                   4,352,597        4,540,039
Deferred financing costs, net of accumulated
  amortization of $21,577 and $1,391,838 at
  June 30, 2003 and December 31, 2002,
  respectively                                       3,821,454        2,643,338
Fixed assets, net of accumulated depreciation
  of $47,612 and $42,222 at June 30, 2003
  and December 31, 2002, respectively                    6,306           11,696
                                                 -------------    -------------
        Total assets                             $  29,135,623    $  34,178,108
                                                 =============    =============
      LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
  Accrued expenses and accounts payable          $   1,164,455    $     111,996
  Accrued interest on senior notes payable             742,708        3,021,196
                                                 -------------    -------------
        Total current liabilities                    1,907,163        3,133,192
                                                 -------------    -------------
9.50% senior notes payable                                 ---      108,007,000
8.625% senior notes payable                        155,000,000              ---
                                                 -------------    -------------
        Total liabilities                          156,907,163      111,140,192
                                                 -------------    -------------
Contingencies

Member's deficiency                               (127,771,540)     (76,962,084)
                                                 -------------    -------------
        Total liabilities and
           member's deficiency                   $  29,135,623    $  34,178,108
                                                 =============    =============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

     For the Three Month and Six Month Periods ended June 30, 2003 and 2002
                                   (Unaudited)


                                                For the three    For the three      For the six         For the six
                                                months ended     months ended       months ended        months ended
                                                June 30, 2003    June 30, 2002      June 30, 2003       June 30, 2002
                                                --------------   --------------     -------------       -------------
                                                                  (Restated -                             (Restated -
                                                                    Note 8)                                Note 8)
Expenses
  Interest expense                              $    9,797,752   $   2,645,821      $  12,681,055       $   5,648,861
  Salaries - related parties                           224,522         204,599            435,685             391,668
  General and administrative                           114,284         131,117            212,977             245,465
  9.50% senior notes tender expense                    495,962             ---            495,962                 ---
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                      94,239          94,239            187,442             187,442
  Amortization on deferred financing costs           2,573,199          91,716          2,664,915             183,432
  Depreciation                                           2,695           2,695              5,390               5,390
                                                --------------   -------------      -------------       -------------

                 Total expenses                     13,302,653       3,170,187         16,683,426           6,662,258
                                                --------------   -------------      -------------       -------------

  Interest and dividend income                          30,423         131,820             83,026             326,547
  Equity in income of
    Trading Cove Associates                          7,106,875       5,420,387         13,529,185          10,252,165
                                                 -------------   -------------      -------------       -------------

                 Net income (loss)              $   (6,165,355)  $   2,382,020       $ (3,071,215)      $   3,916,454
                                                ==============   =============      =============       =============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency


             For the Six Month Periods ended June 30, 2003 and 2002
                                   (Unaudited)


                     For the Six Months Ended June 30, 2003


Balance, January 1, 2003 - (Restated - Note 8)                    $ (76,962,084)

Distributions                                                       (47,738,241)

Net loss                                                             (3,071,215)
                                                                  -------------
Balance, June 30, 2003                                            $(127,771,540)
                                                                  =============


                     For the Six Months Ended June 30, 2002
                               (Restated - Note 8)



Balance, January 1, 2002                                          $ (70,474,832)

Distributions                                                        (3,342,762)

Net income                                                            3,916,454
                                                                  -------------
Balance, June 30, 2002                                            $ (69,901,140)
                                                                  =============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

            For the Six Month Periods ended June 30, 2003 and 2002
                                   (Unaudited)

                                                          2003            2002
                                                      ------------    -------------
                                                                      (Restated -
                                                                        Note 8)

Cash flows from operating activities
  Net income (loss)                                   $ (3,071,215)   $   3,916,454
                                                      ------------    -------------
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
       activities
         Amortization                                    2,852,357          370,874
         Depreciation                                        5,390            5,390
         Equity in income of
            Trading Cove Associates                    (13,529,185)     (10,252,165)
         Operating distributions from
            Trading Cove
             Associates                                 13,898,207        9,978,604
         Changes in operating assets and
            liabilities
               Increase in other current assets            (54,485)         (42,243)
               Increase (decrease) in accrued
                  expenses and accounts payable            407,952          (22,248)
               Decrease in accrued interest on
                  senior notes payable                  (2,278,488)        (112,757)
                                                      ------------    -------------
                      Total adjustments                  1,301,748          (74,545)
                                                      ------------    -------------
                      Net cash (used in) provided by
                        operating activities            (1,769,467)       3,841,909
                                                      ------------    -------------
Cash flows from investing activities
  Contributions to Trading Cove Associates                (450,000)        (600,000)
  Distributions from Trading Cove Associates               200,000          950,000
  Deferred financing costs                              (3,198,524)             ---
  Sales and (purchases) of restricted
    investments - net                                    3,656,309          445,859
                                                      ------------    -------------
                      Net cash provided by
                        investing activities               207,785          795,859
                                                      ------------    -------------
 Cash flows from financing activities
   Redemption of 9.50% senior notes                   (108,007,000)      (4,031,000)
   Proceeds from 8.625% senior notes issuance          155,000,000              ---
   Distributions to member                             (47,738,241)      (3,342,762)
                                                      ------------    -------------
                      Net cash used in
                        financing activities              (745,241)      (7,373,762)
                                                      ------------    -------------
Net decrease in cash and cash equivalents               (2,306,923)      (2,735,994)

Cash and cash equivalents at beginning
   of period                                             4,658,602        3,570,949
                                                      ------------    -------------
Cash and cash equivalents at end of period            $  2,351,679    $     834,955
                                                      ============    =============
Supplemental disclosure of cash flow information:

Cash paid during the period for interest              $ 14,959,542    $   5,761,617
                                                      ============    =============
Supplemental disclosure of non-cash financing activities:
      Deferred financing costs funded through
        accrued expenses                              $    644,507    $         ---
                                                      ============    =============


The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2002 audited financial statements and should be read in conjunction with the Company's 2002 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K/A as filed with the Securities and Exchange Commission (the "Commission") on June 4, 2003. The condensed balance sheet at December 31, 2002, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K/A and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2003, the results of income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and statements of member's deficiency and of cash flows for each of the six-month periods ended June 30, 2003 and 2002. Results of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Senior Notes in connection with the redemption of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the $65 Million Senior Notes").

In connection with the $125 Million Senior Notes offering, the Company distributed $37,050,000 to Waterford Group, L.L.C. ("Waterford Group") during March 1999. During December 1999, the Company received a payment on notes it held due from the Mohegan Tribal Gaming Authority (the "Authority") and a distribution from Trading Cove Associates ("TCA" or "Trading Cove"). As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group during January 2000. In connection with the 8.625% Senior Notes offering, the Company distributed approximately $44,500,000 to Waterford Group during June 2003.

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. See Note 8 to these condensed financial statements.


Note 2.      Trading Cove Associates - Equity Investment:

As of June 30, 2003 and 2002, the following summary information relates to TCA. Total revenues and net income are for the six-month periods ended June 30, 2003 and 2002:

                                                                  2002
                                                2003         (As restated)
                                           -------------     -------------

Total current assets                       $  24,796,048     $  21,560,253
                                           =============     =============
Total assets                               $  27,348,669     $  24,339,792
Total liabilities                            (10,501,159)      (10,952,721)
                                           -------------     -------------
Partners' capital                          $  16,847,510     $  13,387,071
                                           =============     =============
Total revenue                              $  35,606,925     $  26,893,801
                                           =============     =============
Net income                                 $  29,998,397     $  23,444,358
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  11,972,338     $  10,639,562
  Contributions                                  450,000           600,000
  Distributions                              (14,098,207)      (10,928,604)
                                           -------------     -------------
                                              (1,675,869)          310,958
                                           -------------     -------------
Income from Trading Cove
  Associates                                  13,749,199        10,472,179
Amortization of interests
  purchased                                     (220,014)         (220,014)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     13,529,185        10,252,165
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  11,853,316     $  10,563,123
                                           =============     =============

Note 3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 7 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure (a) gave up its beneficial interest of 5 percent in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and former partner.

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

On March 17, 1999, the $65 Million Senior Notes were retired, and on March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Company and certain other defendants relating to the settlement and release agreement. For a description of the complaint, see Note 7 to these condensed financial statements.

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at June 30, 2003 and December 31, 2002 amounts to $2,704,614 and $2,517,172, respectively.



Note 4.      $155 Million 8.625% Senior Notes Payable:

On June 11, 2003, the Company and Finance issued the 8.625% Senior Notes. Payment of the principal of, and interest on, the 8.625% Senior Notes is pari passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future collateralized and subordinated debts.

The 8.625% Senior Notes bear interest at a rate of 8.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2003. The principal amount due on the 8.625% Senior Notes is payable on September 15, 2012.

The Company and Finance may elect to redeem all or any of the 8.625% Senior Notes at any time on or after September 15, 2008 at a redemption price equal to a percentage of the principal amount of notes being redeemed plus accrued interest. Such percentage is set forth in the following table:

If notes are redeemed                                   Percentage
---------------------                                   ----------

after September 14, 2008 but
on or before September 14, 2009                          103.551%
after September 14, 2009 but
on or before September 14, 2010                          102.537%
after September 14, 2010
but on or before September 14, 2011                      101.522%
after September 14, 2011 but
on or before September 14, 2012                          100.507%
after September 14, 2012                                 100.000%



The 8.625% Senior Notes provide that upon the occurrence of a Change of Control (as defined in the indenture governing the 8.625% Senior Notes (the "Indenture")), the holders thereof will have the option to require the redemption of the 8.625% Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:




If notes are redeemed with                Redemption Price (expressed as a percentage
Company Excess Cash                       of the principal amount being redeemed)
-------------------------                 --------------------------------------------

after September 14, 2003 but
on or before September 14, 2004                          108.625%
after September 14, 2004 but
on or before September 14, 2005                          107.610%
after September 14, 2005 but
on or before September 14, 2006                          106.596%
after September 14, 2006 but
on or before September 14, 2007                          105.581%
after September 14, 2007 but
on or before September 14, 2008                          104.566%
after September 14, 2008 but
on or before September 14, 2009                          103.551%
after September 14, 2009 but
on or before September 14, 2010                          102.537%
after September 14, 2010
but on or before September 14, 2011                      101.522%
after September 14, 2011 but
on or before September 14, 2012                          100.507%
after September 14, 2012                                 100.000%



On August 1, 2003 the Company and Finance had Company Excess Cash (which totaled $5,568,186), as defined in the Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $3,490,729), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance intends to make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

In certain circumstances, if either the Company or Kerzner Investments, the Company's partner in TCA, exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the 8.625% Senior Notes.

The Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to
(i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions,
(iv) make investments,  (v) sell other assets or merge with other companies, and
(vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves ("IRA"). The IRA consists of an amount of funds equal to the interest payment due on the 8.625% Senior Notes on the following interest payment date. The IRA will be released and the Company can make a permitted distribution to Waterford Group once the Leverage Ratio, as defined in the Indenture, is less than or equal to 3.0 to 1.0.

The fair market value of the Company's long term debt at June 30, 2003 and December 31, 2002 is estimated to be approximately $161,200,000 and $111,787,000, respectively, based on the quoted market price for the 8.625% Senior Notes and the $125 Million Senior Notes, respectively.

Note 5.      $125 Million 9.50% Senior Notes Payable:

The $125 Million Senior Notes payable at June 30, 2003 and December 31, 2002, was $0 and $108,007,000, respectively, and consisted of the aggregate principal amount of the $125 Million Senior Notes issued on March 17, 1999 by the Company and Finance.

All of the $125 Million Senior Notes were redeemed as part of the Company's and Finance's 8.625% Senior Notes offering on June 11, 2003.


Note 6.      Certain Relationships and Related Transactions

DEVELOPMENT  SERVICES  AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

On February 9, 1998, TCA and Kerzner International Management Limited ("KIML"), an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. For a summary of the Development Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading Cove Associates -
Material Agreements --Development Agreement". KIML assigned the Development Services Agreement Phase II to Kerzner Investments.


Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3 percent of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project" or "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million.

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

Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83 percent of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA in accordance with the Development Services Agreement Phase II.

Pursuant to a letter agreement, Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30 percent of its fee under the Local Construction Services Agreement.

On April 26, 2000, July 26, 2000, January 26, 2001 and July 28, 2003 TCA paid $3,095,000, $1,238,000, $6,474,000 and $9,157,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875, $1,348,534 and $1,907,403, respectively, and Construction paid The Slavik  Company  $92,190,  $36,876,  $192,840 and $259,121 on April 26,
2000, July 26, 2000, January 26, 2001 and July 28, 2003, respectively.

After the July 28, 2003 payment of $9,157,000 by TCA to Kerzner Investments, TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $848,000.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00 percent to .10 percent) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six-month periods ended June 30, 2003 and 2002 the Company paid and incurred $435,685 and $391,668, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For the six-month periods ended June 30, 2003 and 2002, approximately $21,000 and $22,900, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the six month periods ended June 30, 2003 and 2002, TCA paid and incurred approximately $458,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciation over five years. Depreciation expense for each of the six month periods ended June 30, 2003 and 2002 was $3,240.

Waterford Group, Slavik Suites, Inc. ("Slavik") and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


Note 7.      Contingencies:

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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counter claims in full. This motion for summary judgment was denied on April 14, 2003.

Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions of fact witnesses are to be completed by September 15, 2003. A trial date has not been set.

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

Note 8.  Restatement, Reclassification and Subsequent Events

The Company has restated its financial statements for each of the fiscal years 1996 through 2002.

The Company is a general partner of TCA and its investment in TCA is accounted for under the equity method. TCA restated its financial statements as described below. As the Company accounts for its investment in TCA under the equity method, the Company's financial statements have been restated to reflect the changes recorded by TCA. The effect of TCA's restatement on the Company's financial statements is described below and included in the tables which follows this note 8.

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

ii) recognize as revenue junior relinquishment fees from the Authority pursuant to the Relinquishment Agreement (defined below) in the quarter in which such fees are earned, as opposed to at the end of every six months, when such fees became payable; and

iii) reclassify certain payments by TCA to its partners as distributions on its partnership interests which were previously classified as expenses in the statement of operations.

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

The effect of the restatement to TCA is to change the timing of the recognition of certain revenues and certain liabilities of TCA, owed to its partners and their affiliates, and not to change the amount of such revenues or such liabilities or the amounts paid to its partners or their affiliates. As a result of the restatement by TCA, the Company has restated its financial information included in each Form 10-K and Form 10-Q filed by the Company from 2000 through March 2003. The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to January 1, 2000, and the financial statements and related financial information contained in such reports should no longer be relied upon.

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

One effect of the change described above is that TCA has restated its financial statements to recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it recorded a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during 2002. The Company's 50% share of the difference is $4,496,500 at December 31, 2002. Prior to making the change described in the this paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have become payable.

Also as noted above, TCA has restated its historical financial statements to reclassify certain payments to its partners as distributions on TCA's partnership interests. The payments, the classification of which have changed, are payments TCA has historically made under the fifth and seventh priorities under the Amended and Restated Omnibus Termination Agreement, for the periods commencing January 1, 2000. This reclassification by TCA resulted in the reclassification by the Company of certain income it received from TCA as "Equity in income (loss) of Trading Cove Associates" on its statement of income. Prior to the restatement, the Company had classified such payments on its statement of operations as "Revenue - 25% of relinquishment payments -Trading Cove Associates". Such reclassification does not change or affect the Company's aggregate net income or loss for the period covered by the restated financial statements. These payments are considered a distribution to the Company on its partnership interests, rather than revenue from TCA. Accordingly, at December 31, 2002, the restated balance sheet of the Company shows $0 as due from TCA, and "Trading Cove Associates - equity investment" has been increased by $11,021,500, which was the amount previously recorded as an amount due from TCA prior to making the change described in this paragraph. The change in the development loss described above and the reclassification account for the change in equity investment on the condensed balance sheet at December 31, 2002.

Also as described above, TCA has changed its historical method of accruing junior relinquishment payments it receives from the Authority pursuant to the Relinquishment Agreement. TCA has restated its historical financial statements to accrue for such payments in each quarter as they are earned. Prior to the restatement, TCA recognized such payments as revenue as they became payable every six months. The restatement required the Company to restate its historical financial statements to record its investment in TCA with a portion of each junior relinquishment payment being accrued each quarter. There is no impact on TCA's annual Relinquishment Fee (defined below) revenue.

The Condensed Balance Sheet at December 31, 2002, Condensed Statement of Income for the three and six-month periods ended June 30, 2002, Condensed Statement of Changes in Member's Deficiency for the six-month period ended June 30, 2002, and Condensed Statement of Cash Flows for the six-month period ended June 30, 2002 contained herein have been updated to reflect these restatements.

The following tables show the effect of the restatement on the Company's Condensed Balance Sheet as of December 31, 2002, as well as the Company's Condensed Statement of Income for the three and six-month periods ended June 30, 2002, Condensed Statement of Changes in Member's Deficiency, and Condensed Statement of Cash Flows for the six-month period ended June 30, 2002.

The restatement adjustments outlined below do not impact total cash flows of the Company or its reported cash balances.

                            Waterford Gaming, L.L.C.

                             Condensed Balance Sheet



                                                                          Previously
                                                                          reported            Restated
                                                                          December 31,        December 31,
                                                                          2002 *              2002
                                                                          ------------        -------------
                ASSETS

Current assets
    Cash and cash equivalents                                             $  4,658,602        $   4,658,602
    Restricted investments                                                  10,344,130           10,344,130
    Due from Trading Cove Associates                                        11,021,500                  ---
    Other current assets                                                         7,965                7,965
                                                                          ------------        -------------

       Total current assets                                                 26,032,197           15,010,697
                                                                          ------------        -------------

Trading Cove Associates - equity investment                                  5,447,338           12,597,338
Beneficial interest - Leisure Resort Technology, Inc.                        4,540,039            4,540,039
Deferred financing costs, net of accumulated amortization of $1,391,838      2,643,338            2,643,338
Fixed assets, net of accumulated depreciation of $42,222                        11,696               11,696
                                                                          ------------        -------------

       Total assets                                                       $ 38,674,608        $  34,803,108
                                                                          ============        =============

                LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                 $    111,996        $     111,996
    Accrued interest on senior notes payable                                 3,021,196            3,021,196
                                                                          ------------        -------------

       Total current liabilities                                             3,133,192            3,133,192
                                                                          ------------        -------------
9.50% senior notes payable                                                 108,007,000          108,007,000
                                                                          ------------        -------------

       Total liabilities                                                   111,140,192          111,140,192
                                                                          ------------        -------------

Contingencies
Member's deficiency                                                        (72,465,584)         (76,337,084)
                                                                          ------------        -------------

       Total liabilities and member's deficiency                          $ 38,674,608        $  34,803,108
                                                                          ============        =============


*    Previously reported in Form 10-K filed by the Company on March 26, 2003

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

                                   (Unaudited)


                                    Previously   reported  Restated   Previously
                                    reported  Restated  for the three months for
                                    the three  months for the six months for the
                                    six months  ended June 30, 2002 * ended June
                                    30,  2002 ended  June 30,  2002 * ended June
                                    30, 2002
                                    ---------------------  --------------------     --------------------    -------------------
Revenue
   25% of relinquishment payments -
     Trading Cove Associates         $   9,390,000           $         ---             $  11,011,000          $          ---
   Interest and dividend income            131,820                     ---                   326,547                     ---
                                     -------------           -------------             -------------          --------------

   Total revenue                         9,521,820                     ---                11,337,547                     ---
                                     -------------           -------------             -------------          --------------

Expenses
   Interest expense                      2,645,821               2,645,821                 5,648,861               5,648,861
   Salaries - related parties              204,599                 204,599                   391,668                 391,668
   General and administrative              131,117                 131,117                   245,465                 245,465
   Amortization of beneficial
      interest -  Leisure Resort
      Technology, Inc.                      94,239                  94,239                   187,442                 187,442
   Amortization on deferred
      financing costs                       91,716                  91,716                   183,432                 183,432
   Depreciation                              2,695                   2,695                     5,390                   5,390
                                      ------------           -------------             -------------          --------------

           Total expenses                3,170,187               3,170,187                 6,662,258               6,662,258
                                     -------------           -------------             -------------          --------------
                                         6,351,633                                         4,675,289

   Interest and dividend income               ---                  131,820                       ---                 326,547
   Equity in income (loss) of
      Trading Cove Associates             (855,335)              5,420,387                  (158,835)             10,252,165
                                     -------------           -------------             -------------          --------------

           Net income                $   5,496,298           $   2,382,020             $   4,516,454          $    3,916,454
                                     =============           =============             =============          ==============

* Previously reported in Form 10-Q filed by the Company on August 8, 2002






                            Waterford Gaming, L.L.C.

              Condensed Statement of Changes in Member's Deficiency

                                   (Unaudited)



                                             Previously reported         Restated
                                             for the six  months         for the six  months
                                             ended June 30, 2002 *       ended June 30, 2002
                                             ---------------------       -------------------

Balance, January 1, 2002                       $ (66,978,332)             $ (70,474,832)

Distributions                                     (3,342,762)                (3,342,762)

Net income                                         4,516,454                  3,916,454

                                               -------------              -------------
Balance, June 30, 2002                         $ (65,804,640)             $ (69,901,140)
                                               =============              =============



*    Previously reported in Form 10-Q filed by the Company on August 8, 2002

                            Waterford Gaming, L.L.C.

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                 Previously reported      Restated
                                                                 for the six months       for the six months
                                                                 ended June 30, 2002 *    ended June 30, 2002
                                                                 ----------------------   -------------------
Cash flows from operating activities
    Net income                                                        $  4,516,454          $   3,916,454
                                                                      ------------           ------------

    Adjustments to reconcile net income
      to net cash provided by operating activities
         Amortization                                                      370,874                370,874
         Depreciation                                                        5,390                  5,390
         Equity in (income) loss of Trading Cove Associates                158,835            (10,252,165)
         Operating distributions from
           Trading Cove Associates                                             ---              9,978,604
         Changes in operating assets and liabilities
           Increase in due from Trading Cove Associates                 (1,032,396)                   ---
           Increase in other current assets                                (42,243)               (42,243)
           Decrease in accrued expenses and accounts payable               (22,248)               (22,248)
           Decrease in accrued interest on senior notes payable           (112,757)              (112,757)
                                                                      ------------           ------------
                   Total adjustments                                      (674,545)               (74,545)
                                                                      ------------           ------------
                   Net cash provided by
                       operating activities                              3,841,909              3,841,909
                                                                      ------------           ------------

Cash flows from investing activities
    Contributions to Trading Cove Associates                              (600,000)              (600,000)
    Distributions from Trading Cove Associates                             950,000                950,000
    Sales and (purchases) of restricted investments - net                  445,859                445,859
                                                                      ------------           ------------
                   Net cash provided by
                       investing activities                                795,859                795,859
                                                                      ------------           ------------
Cash flows from financing activities
    Redemption of  9.50% senior notes                                   (4,031,000)            (4,031,000)
    Distributions to member                                             (3,342,762)            (3,342,762)
                                                                      ------------           ------------
                   Net cash used in
                       financing activities                             (7,373,762)            (7,373,762)
                                                                      ------------           ------------
Net decrease in cash and cash equivalents                               (2,735,994)            (2,735,994)

Cash and cash equivalents at beginning of period                         3,570,949              3,570,949

                                                                      ------------           ------------
Cash and cash equivalents at end of period                            $    834,955           $    834,955
                                                                      ============           ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                          $  5,761,617           $  5,761,617
                                                                      ============           ============


*    Previously reported in Form 10-Q filed by the Company on August 8, 2002

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's condensed financial statements and the notes thereto included elsewhere herein.


A - CERTAIN FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about the Company's, TCA's and the Mohegan Sun's plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the risk factors described below under the heading "Risk Factors" and the following:

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

B - DEVELOPMENT AND OPERATIONAL ACTIVITIES

The Company is a special purpose company formed solely for the purpose of holding its partnership interest, as a general partner, in TCA, a Connecticut general partnership and the manager (until January 1, 2000) and developer of the Mohegan Sun.

1 - TRADING COVE ASSOCIATES

TCA was organized on July 27, 1993.  The primary purpose of TCA has been,

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe" or "Mohegan Tribe") and the Authority in obtaining federal recognition,

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

TCA's partnership agreement will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50 percent partnership interest in TCA. The remaining 50 percent interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("Kerzner International"). The complete text of (a) the Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now Kerzner Investments), RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc., and (b) the First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. is filed as exhibits to the Company's Registration Statement on Form S-4, filed with the Commission (File No. 333-17795) and declared effective on May 15, 1997 and each is incorporated herein by reference.

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

Under the Relinquishment Agreement, to compensate TCA for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority agreed to pay to TCA a fee (the "Relinquishment Fees") equal to 5 percent of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion.

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5 percent of Revenues. Revenues are defined in the Relinquishment Agreement as gross gaming revenues
(other than Class II gaming revenue, including bingo) and all other facility revenues. Such revenue includes, hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Authority's senior obligations, as defined in the Relinquishment Agreement. See section below titled "Risk Factors - Subordination Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness".

For the six-month periods ended June 30, 2003 and 2002, total Relinquishment Fees earned were $31,068,470 and $26,666,998, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At June 30, 2003 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


          Date Received by TCA        Development Fee Received

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
                                             ------------
                                             $ 13,944,000
                                             ============

At June 30, 2003 $56,000 in Development Fee was due from the Authority.

As described in Note 6 to the condensed financial statements included in Item 1 of this quarterly report on Form 10-Q, on February 9, 1998, TCA and KIML entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $16 million.

Also as described in Note 6 to the condensed  financial  statements  included in
Item 1 of this quarterly report on Form 10-Q, before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments.

Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction, an affiliate of the Company, a fee equal to 20.83 percent of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA pursuant to the Development Services Agreement Phase II.

Pursuant to a Letter Agreement, Construction has subcontracted with The Slavik Company, an affiliate of the Company, to provide certain services under the Local Construction Services Agreement. In exchange for providing such services, Construction agreed that The Slavik Company would be paid a fee equal to 14.30 percent of its fee under the Local Construction Services Agreement.

C - CERTAIN RISK FACTORS

1 - Lack of Operations; Dependence on the Mohegan Sun - The Company is entirely dependent upon the performance of the Mohegan Sun to meet its operating obligations including its debt service obligations.

The Company does not conduct any business operations other than in connection with its role as a general partner of Trading Cove and activities incidental to the issuance of the 8.625% Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the Indenture from engaging in any other business activities. The Company intends to fund its operating, debt service and capital needs from cash flows from Trading Cove.

Trading Cove's only material source of revenue and cash flows is the Relinquishment Fees it receives from the Authority. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay
Relinquishment Fees. The Company's ability to meet its obligations under the 8.625% Senior Notes is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which Trading Cove and the Company have no control, including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, the actual number of gaming customers and the amount wagered.

In addition, Trading Cove has entered into subcontracts with Kerzner Investments (who has further subcontracted with certain of our affiliates) in connection with the development and construction of the Project Sunburst expansion. Under the subcontracts, Trading Cove has agreed to pay a Development Services Fee Phase II equal to 3 percent of the total costs of the Project Sunburst expansion, excluding capitalized interest, which is estimated to be approximately $1.0 billion, less Trading Cove's actual costs relating to the Project Sunburst expansion. The Company expects Trading Cove will pay Kerzner Investments and our affiliates a Development Services Fee Phase II of approximately $20 million pursuant to these subcontracts. Pursuant to the Amended and Restated Omnibus Termination Agreement, Trading Cove is required to pay the Development Services Fee Phase II prior to making certain distributions to its partners, including the Company. To date, Trading Cove has paid approximately $20 million to Kerzner Investments under the Development Services Agreement. Any further payment of the Development Services Fee Phase II reduces amounts available to be distributed to the Company.

The Company cannot assure you that its future operating cash flow will be sufficient to cover its expenses, including interest on the 8.625% Senior Notes.

2 - Leverage - The Company's and the Authority's substantial indebtedness could adversely affect the Company's ability to fulfill its obligations under the 8.625% Senior Notes.

As of June 30, 2003, the Company has an aggregate long-term senior indebtedness of $155,000,000, consisting of the 8.625% Senior Notes. At December 31, 2002, the Company had an aggregate long-term senior indebtedness of $108,007,000 consisting of the $125 Million Senior Notes which were redeemed on June 11, 2003. The Authority is also highly leveraged. Trading Cove's agreements with the Authority do not prohibit the Authority from incurring additional indebtedness.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following at June 30, 2003:

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

The senior and junior relinquishment payments from the Authority to Trading Cove rank behind all of the Authority's obligations to pay the minimum priority distributions to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness.

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

4 - Risks Associated with Trading Cove and the Trading Cove Partnership Agreement - The Company would not be a creditor of Trading Cove and it has no rights to the assets of the Authority in the event of a bankruptcy or similar proceeding against either Trading Cove or the Authority. The Company does not have the power under Trading Cove's partnership agreement to cause Trading Cove to make any distributions to the Company.

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

As a result, the Company cannot give any assurance that, in the event of bankruptcy or financial difficulty of either Trading Cove or the Authority, it would ultimately recover sufficient (or any) funds to pay amounts outstanding under the 8.625% Senior Notes.

The 8.625% Senior Notes are not secured by a pledge of the Company's partnership interest in Trading Cove. Accordingly, in the event of an acceleration under the Indenture, the trustee under the Indenture will not be able to foreclose upon the equity in Trading Cove.

The partnership agreement with respect to Trading Cove requires consent by both partners in order to take any action. Accordingly, neither the Company nor Kerzner Investments has the authority to cause Trading Cove to make any distributions, and Kerzner Investments has the ability to block any action taken by Trading Cove. Although the partnership agreement requires Trading Cove to make distributions of excess cash, the distributions are reduced by certain undefined, discretionary amounts, including foreseeable needs of cash, obligations to third parties, adequate working capital and reserves and the amount needed by the partnership to conduct its business and carry out its purposes. A dispute between the partners as to the appropriate amount of such reductions could result in no or limited distributions by Trading Cove, which could have a material adverse effect on the Company's ability to make required payments of interest, principal and premium on the 8.625% Senior Notes.

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

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (a development fee payment, of approximately $9.2 million, was made in July 2003. Trading Cove's accrued liability to Kerzner Investments with respect to such fee after such payment was approximately $848,000), and

     (3)  a  $5.0  million  annual  payment  to  Kerzner  Investments,   payable
          quarterly until December 31, 2006.

All of these amounts reduce the amounts distributable to the Company. Finally, the Company and Trading Cove are party to litigation with a former partner of Trading Cove, which, if adversely determined, could materially and adversely affect its future distributions from Trading Cove. For a description of the complaint, see PART II--OTHER INFORMATION, Item 1--Legal Proceedings to this Form 10Q.

5 - Risks Associated with the Buy/Sell Option Under Trading Cove Partnership Agreement - If a dispute occurs between the Company and Kerzner Investments, the buy/sell provision of the partnership agreement could be invoked. If the buy/sell provision is invoked, the Company cannot assure you that it would have sufficient funds to buy out Kerzner Investments or, if the Company agreed to sell to Kerzner Investments, that the selling price would be sufficient to pay all amounts due on the 8.625% Senior Notes.

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

The Company may transfer it right to buy under the buy/sell provision of the partnership agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investments' partnership interest. If the Company were to elect to buy Kerzner Investments' partnership interest other than with funds provided by the Waterford Group, the Indenture requires the Company to redeem the 8.625% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient to redeem the 8.625% Senior Notes on satisfactory terms, or at all.

If the Company were to sell its partnership interest in Trading Cove, it is possible that the amount the Company receives would be insufficient to pay all amounts due on the 8.625% Senior Notes. If the Company were to concur with Kerzner Investments with respect to the point of dispute, it cannot assure you that Kerzner Investments' position would not have a material adverse effect on the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

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

The Relinquishment Agreement provides that disputes shall be resolved in any court of competent jurisdiction including the Gaming Disputes Court of the Mohegan Tribe, which was established under the Mohegan Tribe's constitution to rule on disputes with respect to the Mohegan Sun. Appeals of the decisions of the Trial Division are heard by the Appellate Branch of the Gaming Disputes Court. Matters as to which applicable federal or state courts have jurisdiction may be brought in such courts. However, the federal courts may not have jurisdiction over disputes not arising under federal law, and the state courts may not have jurisdiction over any disputes arising on the Mohegan Tribe's reservation. Moreover, the federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in the federal or state court. Thus, there may be no federal or state court forum with respect to a dispute with the Authority or the Mohegan Tribe relating to the Relinquishment Agreement. In addition, the Authority may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, any forum will be available other than an arbitration panel of the Gaming Disputes Court. In the Gaming Disputes Court, there are few guiding precedents for the interpretation of Mohegan Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Mohegan Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of the Mohegan Tribal officials to carry out such judgment. In addition, the land under the Mohegan Sun is owned by the United States in trust for the Mohegan Tribe, and creditors of the Authority or the Mohegan Tribe may not force or obtain title to the land.

The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40% of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75% of all registered voters of the Mohegan Tribe. As of September 30, 2002, the Mohegan Tribe had approximately 934 registered voters. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of Trading Cove to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

7 - Future Expansion of the Mohegan Sun - In the event that the Mohegan Tribe decides to expand the Mohegan Sun, Trading Cove has no rights associated with such expansion.

The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, Trading Cove is entitled to 5 percent of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from Class II gaming activities (including bingo). If the Mohegan Sun is further expanded, Trading Cove, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, Trading Cove has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to Trading Cove. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which Trading Cove is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of Trading Cove under the Relinquishment Agreement, Trading Cove could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority."

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

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Band of Mohican Indians (the "Stockbridge-Munsee Tribe"), have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe recently signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region, but newly elected tribal leaders are questioning the efficacy of that agreement. The Cayuga Nation of New York recently partnered with Empire Resorts, Inc. to develop a gaming business in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

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

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Connecticut, these include the Schaghticoke Nation and the Golden Hill Paugussett Tribe; in Massachusetts, the groups include the Mashpee Wampanoag and the two Nipmuck Bands that border on the State of Connecticut - the Hassanamisco Band and the Chaubunagungamaug Band. Both the Golden Hill and the Schaghticoke groups have received proposed negative determinations and are in an extended response period (i.e., beyond the initial 180 day response period) after which the Department of the Interior will issue its final determination. The Nipmuck Bands both received proposed negative findings and have submitted responses. They are awaiting final determinations from the Department of the Interior; the Mashpee is awaiting a proposed finding.

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

The Mohegan Sun's success depends in large part on the continued service of certain key management personnel, particularly William Velardo, the Authority's President and Chief Executive Officer, Mitchell Etess, the Authority's Executive Vice President of Marketing, and Jeffrey Hartmann, the Authority's Executive Vice President, Finance and Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority's business, operating results and financial condition which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

Additionally, Mark F. Brown serves as Chairman of the Tribal Council of the Mohegan Tribe and Chairman of the Management Board of the Authority. The Members of the Tribal Council, including the Chairman, are elected by the Mohegan Tribe every five years. The next election is in October 2005. The loss of Mr. Brown's services, as well as a significant change in the composition of the Tribal Council, could have a material adverse effect on the Authority which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.


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

In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority's ability to meet its obligations to creditors, such as Trading Cove under the Relinquishment Agreement, would be doubtful. If the Authority were unable to meet its obligations, it would have a material adverse effect on the Company's ability to make payments of principal, interest and premiums on the 8.625% Senior Notes.

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


Efforts were made in Congress in the mid-1990s to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House bill which would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although this legislation was not enacted, future legislation in this area could materially and adversely affect the Authority's ability to make capital improvements and repay its indebtedness which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

D - SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

2 - Equity Investments - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.5 percent interest in TCA. This amount is amortized over the term of the related agreement. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned by TCA pursuant to the Relinquishment Agreement and the Development Agreement with the Authority. Distributions are recorded when received.

E - Table of Contractual Obligations

The following table provides an overview of the Company's aggregate contractual obligations as of June 30, 2003.


                                                                      Payments Due By Period
                                                          Less Than 1
Contractual Obligations                      Total        Year             1-3 Years      3-5 Years     More than 5

Long-Term Debt Obligations                    (i)            (i)             (i)           (i)            (i)
Capital Lease Obligations                      0              0               0             0              0
Operating Lease Obligations)                   0              0               0             0              0
Purchase Obligations                           0              0               0             0              0
Other Long-Term Liabilities on the
  Registrant's Balance Sheet under GAAP        0              0               0             0              0
Totals                                        (i)            (i)             (i)           (i)            (i)


(i) As of June 30, 2003, the Company's long-term debt consists of obligations under the 8.625% Senior Notes. On June 30, 2003, approximately $155 million in aggregate principal amount of 8.625% Senior Notes was outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 8.625% per annum. The outstanding principal amount of the 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their 8.625% Senior Notes with any Company Excess Cash (as defined in the Indenture) less all Required IRA True-Up Payments (as defined in the Indenture) and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 8.625% for redemptions made between September 14, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of 8.625% Senior Notes with Company Excess Cash (as defined in the Indenture) less all Required IRA True-Up Payments (as defined in the Indenture) and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made will lower the interest payments payable by the Company in subsequent periods.

F - OVERVIEW OF CURRENT AND FUTURE CASH FLOWS

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 8.625% Senior Notes and additional investments in TCA that may be required in connection with the Project Sunburst expansion. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

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

On April 28, 2003 the Company received $2,876,707 and on July 28, 2003 the Company received $6,365,797 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $31,068,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2003 and
(b) $168,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. On April 26, 2002 the Company received $1,821,000 and on July 26, 2002 the Company received $9,790,000 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $26,667,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2002 and (b) $994,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

3 - AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the " Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW Investments, Inc., Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement (i) terminated the Memorandum of Understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement (the "Financing Arrangement Agreement"); c) the Management Services Agreement; d) the Organizational and Administrative Services Agreement; e) the Marketing Services Agreement; and f) a Letter Agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2003 and 2002, $915,992 ($457,996 to Kerzner Investments and $457,996 to
          affiliates of the Company), and $0, respectively, had been paid and incurred by TCA in terms of this first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to June 30, 2003 these capital contributions aggregated $8,000,000. From January 1, 2000 to June 30, 2003 $7,100,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of June 30, 2003, $900,000 in capital contributions remained outstanding. On July 28, 2003, a cash distribution of $450,000 was made to each partner.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. On July 28, 2003, $9,157,000 was paid in terms of the fourth priority. The accrued liability to Kerzner Investments with respect to such fee after such payment was approximately $848,000.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of July 28, 2003 and July 26, 2002, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent of the relinquishment payments as distributions. On July 28, 2003 and July 26, 2002, $11,831,593, ($5,915,797 to
          Kerzner Investments and $5,915,796 to the Company) and $18,780,000, ($9,390,000 to Kerzner Investments and $9,390,000 to the Company), respectively, was distributed by TCA in terms of the seventh priority.

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

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.
                                       26



G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

Total expenses for the three months ended June 30, 2003 was $13,302,653 compared with $3,170,187 for the three months ended June 30, 2002. Interest expense increased by $7,151,931 and amortization on deferred financing costs increased by $2,481,483 due primarily to the redemption of the $125 Million Senior Notes and the issuance of the 8.625% Senior Notes, salaries-related parties increased by $19,923 due to the increase in Revenues of the Mohegan Sun, 9.50% senior notes tender expense increased by $495,962 due to the redemption of the $125 Million Senior Notes and general and administrative costs decreased by $16,833 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II OTHER INFORMATION:
Item I--Legal Proceedings of approximately $25,000, by a decrease in accounting fees of approximately $4,200 and by a decrease in other legal expenses of approximately $3,300 and offset by an increase in insurance expense of approximately $2,000, by an increase in Commission filing expenses of approximately $8,900, by an increase in miscellaneous expenses of approximately $2,500 and by an increase in federal and state payroll taxes of approximately $1,300).

Equity in income of Trading Cove Associates for the three months ended June 30, 2003 was $7,106,875 compared with $5,420,387 for the three months ended June 30, 2002. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income decreased by $101,397.

As a result of the foregoing factors, the Company experienced a net loss of $6,165,355 for the three months ended June 30, 2003 compared with net income of $2,382,020 for the three months ended June 30, 2002.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


Total expenses for the six months ended June 30, 2003 was $16,683,426 compared with $6,662,258 for the six months ended June 30, 2002. Interest expense increased by $7,032,194 and amortization on deferred financing costs increased by $2,481,483 due primarily to the redemption of the $125 Million Senior Notes and the issuance of the 8.625% Senior Notes, salaries-related parties increased by $44,017 due to the increase in Revenues of the Mohegan Sun, 9.50% Senior Note tender expense increased by $495,962 due to the redemption of the $125 Million Senior Notes and general and administrative costs decreased by $32,488 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II--OTHER INFORMATION:
Item I--Legal Proceedings totaling approximately $33,700, by a decrease in bank sweep fees of approximately $11,600, by a decrease in accounting fees of approximately $4,200 and by a decrease in other legal expenses of approximately $3,600 and offset by an increase in insurance expense of approximately $5,100, by an increase in Commission filing expenses of approximately $8,900, by an increase in miscellaneous expenses of approximately $4,500 and by an increase in federal and state payroll taxes of approximately $800).

Equity in income of Trading Cove Associates for the six months ended June 30, 2003 was $13,529,185 compared with $10,252,165 for the six months ended June 30, 2002. The Company has included amortization of purchased interests of $220,014 in each period's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income decreased by $243,521.

As a result of the foregoing factors, the Company experienced a net loss of $3,071,215 for the six months ended June 30, 2003 compared with net income of $3,916,454 for the six months ended June 30, 2002.

                                       27



H - Liquidity and Capital Resources

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW Investments, Inc. in forming the Company. In connection with the offering of the $65 Million Senior Notes, the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the $65 Million Senior Notes to purchase RJH Development Corp.'s interests in TCA.

During September 1997 and on October 12, 1998 and 1999, the Company purchased from Kerzner International $2.5 million Authority subordinated notes plus accrued and unpaid interest and completion guarantee fee amounts (total cost approximately $2.8 million for each transaction).

On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest of 5 percent of the organizational and administrative fee and excess cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase the $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, and paid the final $2 million to Leisure.

On December 30, 1999, the Authority paid to the holders of the Authority subordinated notes, an amount to satisfy all obligations of such Authority subordinated notes. The Company received $44,403,517 from the Authority. On December 30, 1999, TCA distributed $10,536,543 to its partners. The Company received $5,268,272.

On January 4, 2000 in accordance with the terms of the $125 Million Senior Notes Indenture, dated as of March 17, 1999 between the Company and Finance, as issuers, and State Street Bank and Trust Company, as trustee, and the Security and Control Agreement, dated as of March 17, 1999 between the Company and Finance and State Street Bank and Trust Company, $15,000,000 was transferred to restricted investments ("Interest Reserve Account").

On January 4, 2000 also in accordance with the terms of the $125 Million Senior Notes Indenture, the Company distributed $34,671,789 to its member Waterford Group.

On November 1, 2002, the Company distributed $15,000,000 to Waterford Group, as a Permitted Dividend, in accordance with the terms of the $125 Million Senior Notes Indenture.

In connection with the offering of the 8.625% Senior Notes, the Company used approximately $111.8 million to repurchase the $125 Million Senior Notes and distributed $44.5 million to Waterford Group.

During  1999,  2000,  2001,  2002,  on January  13,  2003 and April 10, 2003 the
Company distributed $886,285, $3,059,393, $1,739,660, $3,520,562, $1,290,900 and
$1,947,341, respectively, to Waterford Group as tax distributions, in accordance with the terms of the applicable indentures.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $127,772,000 and $69,901,000 at June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003 and 2002, net cash (used in) provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $(1,769,467) and $3,841,909, respectively.

Current assets decreased from $15,010,697 at December 31, 2002 to $9,101,950 at June 30, 2003. The decrease was primarily attributable to the scheduled semi-annual payment of interest on March 15, 2003 on the $125 Million Senior Notes in the amount of approximately $5,130,000, by the redemption on March 15, 2003 of $125 Million Senior Notes in the principal amount of $5,658,000, by the redemption on June 11, 2003 of $125 Million Senior Notes, by the distributions to Waterford Group during the period of $47,738,241 and by approximately $1,769,000 of cash used in operations and offset by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement and by proceeds from the 8.625% Senior Notes issuance.

Current liabilities decreased from $3,133,192 at December 31, 2002 to $1,907,163 at June 30, 2003. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,278,500 and offset by an increase in accrued expenses and accounts payable of approximately $1,052,500 (primarily attributable to an increase in amounts due for deferred financing costs of approximately $644,500, by an increase in amounts due for Commission filing expense of approximately $8,800, by an increase in amounts due for accounting services of approximately $7,400 and by an increase in amounts due for 9.50% senior notes tender expense of approximately $407,400 and offset by a decrease in the amount due for legal fees of approximately $11,600 and by a decrease in the amount due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II--OTHER INFORMATION: Item I--Legal Proceedings of approximately $5,900.

For the six months ended June 30, 2003 and 2002 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $207,785 and $795,859, respectively. The net cash provided by investing activities in 2003 was primarily the result of sales and (purchases) of restricted investments-net of approximately $3,656,000 and distributions from TCA of $200,000 and offset by contributions to TCA of $450,000(to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun) and by deferred financing costs of approximately $3,199,000. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments-net of approximately $446,000, distributions from TCA of $950,000 and offset by contributions to TCA of $600,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun).

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of June 30, 2003 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the six months ended June 30, 2003 and 2002, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $745,241 and $7,373,762, respectively. The net cash used in financing activities in 2003 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $5,658,000 on March 15, 2003, by the redemption of the $125 Million Senior Notes on June 11, 2003 in the principal amount of $102,349,000 and by distributions to Waterford Group of $47,738,241 and offset by the proceeds from the 8.625% Senior Notes issuance in the principal amount of $155,000,000. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $4,031,000 on March 15, 2002 and distributions to Waterford Group of $3,342,762.

Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. On August 1, 2003 the Company and Finance had Company Excess Cash, (which totaled $5,568,186), as defined in the Indenture, and after deducting i) all required IRA True-Up Payments, as defined in the Indenture, (which totaled $0) and ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $3,490,729), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance intends to make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 8.625% Senior Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.
                                       28



Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2003 and December 31, 2002. The fair market value of the Company's long-term debt at June 30, 2003 and December 31, 2002 is estimated to be approximately $161,200,000 and $111,787,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 0.96%, and matures September 12, 2003 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 4 -- Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in Internal Controls

There has been no change in the Company's internal controls over financial reporting during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls or financial reporting.

                                       29


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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counter claims in full. This motion for summary judgment was denied on April 14, 2003.


Discovery  has  commenced.   Pursuant  to  the  current  scheduling  order,  all
depositions of fact witnesses are to be completed by September 15, 2003. A trial date has not been set.

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

                                       30



Item 2 -- Changes in Securities:

On April 15, 2003, the Company and Finance commenced an offer to purchase all of their $125 Million Senior Notes prior to maturity and a solicitation of consents to amend the indenture governing such notes and terminate the security and control agreement granting a security interest in the interest reserve account to the trustee as securities intermediary. Such amendments eliminate substantially all of the restrictive covenants and security provisions relating to the $125 Million Senior Notes.

On May 15, 2003, the Company and Finance announced an extension of their tender offer to 12:00 midnight, New York City time, on June 11, 2003, unless further extended or terminated. On June 4, 2003, the Company and Finance announced an extension of their consent solicitation to 5:00 p.m., New York City time, on June 6, 2003, unless further extended or terminated. Holders of the $125 Million Senior Notes had the right to withdraw their previous tenders and consents until 5:00 p.m., New York City time, on June 6, 2003.

By June 6, 2003, the Company and Finance had received duly executed tenders from holders of $102,349,000 in principal amount of the $125 Million Senior Notes, representing 100% of the aggregate principal amount of the issued and outstanding $125 Million Senior Notes. On June 6, 2003, the Company purchased all of the $125 Million Senior Notes tendered, and pursuant to a supplemental indenture, the amendments to the $125 Million Senior Notes eliminating substantially all of the restrictive covenants and security provisions relating to the $125 Million Senior Notes became effective.

                                       31



Item 3 -- Defaults upon Senior Securities:

       None

Item 4 -- Submission of Matters to a Vote of Security Holders:
       None

Item 5 -- Other Information:

       None

Item 6 -- Exhibits and Reports on Form 8-K:

                                       32



(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Formation, as amended, of Waterford
                              Gaming, LLC (i)
                 3.2          Certificate of Incorporation of Waterford Gaming
                              Finance Corp. (i)
                 3.3          Bylaws of Waterford Gaming Finance
                              Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee,
                              relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (vi)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank
                              and Trust Company, as trustee, relating to
                              $125,000,000 9-1/2% Senior Notes
                              due 2010.  (vi)
                 4.2.1        First Supplemental Indenture, dated as of June 6,
                              2003, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and U.S. Bank
                              National Association, as trustee, relating to
                              $125,000,000 9-1/2% Senior Notes due 2010. (viii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities
                              intermediary.  (vi)
                 4.3.1        Termination Agreement, dated as of June 11,
                              2003, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., and
                              U.S. Bank National Association, as securities
                              intermediary. (viii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (vi)
                 4.5          Indenture, dated as of June 11, 2003, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and U.S. Bank National
                              Association, as trustee, relating to $155,000,000
                              8-5/8% Senior Notes due 2012. (viii)
                 4.6          Security and Control Agreement, dated as of
                              June 11, 2003, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              U.S. Bank National Association, as securities
                              intermediary. (viii)
                 4.7          Specimen Form of 8-5/8% Senior Notes due 2012
                              (included in Exhibit 4.5). (viii)
                 10.1         Omnibus Financing Agreement, dated as of September
                              21, 1995, between Trading Cove Associates and Sun
                              International Hotels Limited. (i)
                 10.2         First Amendment to the Omnibus Financing
                              Agreement, dated as of October 19, 1996, among
                              Trading Cove Associates, Sun International Hotels
                              Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1       Amended and Restated Omnibus Financing Agreement
                              dated September 10, 1997 (ii)
                 10.2.2       Omnibus Termination Agreement, dated as of March
                              18, 1999, among Sun International Hotels Limited,
                              Trading Cove Associates, Waterford Gaming,
                              L.L.C., Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.2.3       Amended and Restated Omnibus Termination
                              Agreement,  dated as of January 1, 2000 and
                              effective as of March 18, 1999, among Sun
                              International  Hotels Limited, Trading  Cove
                              Associates, Waterford Gaming, L.L.C., Sun
                              International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vii)
                 10.3         Amended and Restated Partnership Agreement of
                              Trading Cove Associates, dated as of September 21,
                              1994, among Sun Cove Limited, RJH Development
                              Corp., Leisure Resort Technology, Inc., Slavik
                              Suites , Inc., and LMW Investments, Inc. (i)
                 10.4         First Amendment to Amended and Restated
                              Partnership Agreement of Trading Cove Associates,
                              dated as of October 22, 1996, among Sun Cove
                              Limited, Slavik Suites, Inc., RJH Development
                              Corp., LMW Investments, Inc. and Waterford Gaming,
                              L.L.C. (i)
                 10.5         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney. (vi)
                 10.5.1       Agreement with Respect to Redemption or Repurchase
                              of Subordinated Notes, dated September 10,
                              1997 (ii)
                 10.6         Amended and Restated Limited Liability Company
                              Agreement of Waterford Gaming, L.L.C., dated as of
                              March 17, 1999 by Waterford Group, L.L.C.  (vi)
                 10.7         Note Purchase Agreement, dated as of October 19,
                              1996, among Sun International Hotels Limited,
                              Waterford Gaming, L.L.C. and Trading Cove
                              Associates. (i)
                 10.8         Note Purchase Agreement, dated as of September 29,
                              1995, between the Mohegan Tribal Gaming Authority
                              and Sun International Hotels Limited relating to
                              the Subordinated Notes. (i)
                 10.9         Management Agreement, dated as of July 28, 1994,
                              between the Mohegan Tribe of Indians of
                              Connecticut and Trading Cove Associates. (i)
                 10.10        Management Services Agreement, dated September 10,
                              1997. (ii)
                 10.11        Development Services Agreement, dated September
                              10, 1997. (ii)
                 10.12        Subdevelopment Services Agreement, dated September
                              10, 1997. (ii)
                 10.13        Completion Guarantee and Investment Banking and
                              Financing Arrangement Fee Agreement, dated
                              September 10, 1997. (ii)
                 10.14        Settlement and Release Agreement, dated January 6,
                              1998, by and among Leisure Resort Technology,
                              Inc., Lee R. Tyrol, Trading Cove Associates,
                              Slavik Suites, Inc., LMW Investments, Inc., RJH
                              Development Corp., Waterford Gaming, L.L.C. and
                              Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16        Relinquishment Agreement, dated February 7, 1998,
                              between the Mohegan Tribal Gaming Authority and
                              Trading Cove Associates.  (v)
                 10.17        Development Services Agreement, dated February 7,
                              1998, between the Mohegan Tribal Gaming Authority
                              and Trading Cove Associates.  (v)
                 10.18        Agreement, dated September 28, 1998, by and among,
                              Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                              Investments, Inc., Len Wolman, Mark Wolman,
                              Stephan F. Slavik, Sr. and Del J. Lauria (Len
                              Wolman's Employment Agreement).  (v)
                 10.19        Agreement Relating to Development Services, dated
                              as of February 9, 1998, between Trading Cove
                              Associates and Sun International Management
                              Limited.  (vi)
                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement, dated as of the 3rd day
                              of March 1999, by and among the Mohegan Tribal
                              Gaming Authority and First Union National Bank, as
                              Defeasance Agent.  (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 99.1         Quarterly report, for the period ended June 30,
                              2003,  on Form 10-Q of the Mohegan  Tribal  Gaming
                              Authority (the "Authority")  dated August 7, 2003,
                              incorporated   by  reference  to  the  Authority's
                              electronic filing of such report on Form 10-Q, Securities and Exchange Commission file

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

    (viii)Filed herewith.
                                       33



(b)  REPORTS ON FORM 8-K


(i)     Form 8-K filed on June 23, 2003

        Item 5.

          On June 20, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, announcing that the Authority has commenced a cash tender offer and consent solicitation for any and all of its $300,000,000 aggregate principal amount of 8.75% Senior Subordinated Notes due 2009, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: June 20, 2003


(ii)    Form 8-K filed on June 30, 2003

        Item 5.

          On June 27, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 10-K/A, for the purpose of amending and restating in their entirety Item 6 of, and Exhibit 12.1 to, the Registrant's Form 10-K for the fiscal year ended September 30, 2002 filed on December 19, 2002, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the
          Authority's electronic filing of such report on Form 10-K/A, Securities and Exchange Commission file reference no. 033-80655.


          On June 27, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and the modification of certain of the terms of its cash tender offer and consent for its $300,000,000 8.75% Senior Subordinated Notes due 2009 previously announced on June 19, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: June 27, 2003


(iii)   Form 8-K filed on July 1, 2003

        Item 5.

          On July 1, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release report on Form 8-K, announcing its preliminary operating results for the quarter ended June 30, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 1, 2003


(iv)    Form 8-K filed on July 3, 2003

        Item 5.

          On July 1, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to its cash tender offer and consent for its $300,000,000 8.75% Senior Subordinated Notes due 2009, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 1, 2003


(v)      Form 8-K filed on July 10, 2003

        Item 5.

          On July 9, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the closing of a Rule 144A private placement of $330 million, 6 3/8% Senior Subordinated Notes, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 9, 2003


(vi)     Form 8-K filed on July 18, 2003

        Item 5.

          On July 15, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on its website of its Slot Machine Statistical Report, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 15, 2003


(vii)    Form 8-K filed on July 18, 2003

        Item 5.

          On July 18, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to its cash tender offer and consent for its $300,000,000 8.75% Senior Subordinated Notes, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 18, 2003


(viii)   Form 8-K filed on August 4, 2003

        Item 5.

          On July 31, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, announcing its third quarter ended June 30, 2003 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 12, 2003                By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: August 12, 2003                By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer