Form 10-Q
period 2003-09-30
WATERFORD GAMING LLC
filed 2003-11-12
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 09/30/03
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Accountants                                           1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2003 (unaudited) and December 31, 2002
(restated)                                                                  3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three and nine month periods ended September 30, 2003
(unaudited) and September 30, 2002 (unaudited and restated)                 4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the nine month periods ended
September 30, 2003 (unaudited) and September 30, 2002
(unaudited and restated)                                                    5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine month periods ended September 30, 2003(unaudited)
and September 30, 2002 (unaudited and restated)                             6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      29
Item 4 -- Controls and Procedures                                          29

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                30
Item 2 -- Changes in Securities                                            31
Item 3 -- Defaults upon Senior Securities                                  31
Item 4 -- Submission of Matters to a Vote of Security Holders              31
Item 5 -- Other Information                                                31
Item 6 -- Exhibits and Reports on Form 8-K                                 32
Signatures                                                                 34

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2003, and the related condensed statements of income, for each of the three-month and nine-month periods ended September 30, 2003 and 2002 (as restated), and the related condensed statements of changes in member's deficiency and cash flows for each of the nine-month periods ended September 30, 2003 and 2002 (as restated). These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP
November 7, 2003

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of September 30, 2003 and 2002, and for each of the three-month and nine-month periods ended September 30, 2003 and 2002 included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

              September 30, 2003 (Unaudited) and December 31, 2002


                                                September 30,       December 31,
                                                    2003               2002
                                                -------------      -------------
                                                                     (Restated -
                                                                        Note 8)

       ASSETS

Current assets
  Cash and cash equivalents                     $ 1,807,283        $  4,658,602
  Restricted investments                          6,606,654          10,344,130
  Other current assets                               33,779               7,965
                                                -----------        -------------

        Total current assets                      8,447,716          15,010,697
                                                -----------        -------------

Trading Cove Associates - equity investment      13,167,218          11,972,338
Beneficial interest - Leisure Resort
  Technology, Inc.                                4,257,323           4,540,039
Deferred financing costs, net of accumulated
  amortization of $171,776 and $1,391,838 at
  September 30, 2003 and December 31, 2002,
  respectively                                    3,671,255           2,643,338
Fixed assets, net of accumulated depreciation
  of $50,307 and $42,222 at September 30, 2003
  and December 31, 2002, respectively                 3,611              11,696
                                                -----------        -------------

        Total assets                           $ 29,547,123        $ 34,178,108
                                               ============        =============


       LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable     $    164,207        $    111,996
     Accrued interest on senior notes payable       586,837           3,021,196
                                               ------------        -------------

        Total current liabilities                   751,044           3,133,192
                                               ------------        -------------

9.50% senior notes payable                             ---          108,007,000
8.625% senior notes payable                     153,088,000                 ---
                                               ------------        -------------

        Total liabilities                       153,839,044         111,140,192
                                               ------------        -------------

Contingencies

Member's deficiency                            (124,291,921)        (76,962,084)
                                               ------------        -------------

        Total liabilities and
            member's deficiency                $ 29,547,123        $ 34,178,108
                                               ============        =============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

  For the Three Month and Nine Month Periods ended September 30, 2003 and 2002

                                   (Unaudited)

                                               For  the  For the For the For the
                                         three  months  ended three months ended
                                         nine  months  ended nine  months  ended
                                         September  30, 2003  September 30, 2002
                                         September 30, 2003 September 30, 2002
                                         ------------------   ------------------   -------------------     ------------------
                                                                  (Restated -                                  (Restated -
                                                                    Note 8)                                      Note 8)
Expenses
  Interest expense                              $ 3,499,768          $ 2,866,112          $ 16,180,823            $ 8,514,973
  Salaries - related parties                        236,337              225,938               672,022                617,606
  General and administrative                        125,036               59,870               338,013                305,335
  9.50% senior notes tender expense                  13,452                  ---               509,414                    ---
  Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                   95,274               95,274               282,716                282,716
  Amortization on deferred financing costs          150,199               91,716             2,815,114                275,148
  Depreciation                                        2,695                2,695                 8,085                  8,085
                                         ------------------   ------------------   -------------------     ------------------

                 Total expenses                   4,122,761            3,341,605            20,806,187             10,003,863
                                         ------------------   ------------------   -------------------     ------------------


Interest and dividend income                         20,761              134,573               103,787                461,120
Equity in income of
  Trading Cove Associates                         7,679,699            7,379,548            21,208,884             17,631,713
                                         ------------------   ------------------   --------------------    ------------------

                 Net income                     $ 3,577,699          $ 4,172,516          $    506,484            $ 8,088,970
                                         ==================   ==================   ===================     ==================



The accompanying notes are an integral part of these condensed financial statements.

                                        4

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

          For the Nine Month Periods ended September 30, 2003 and 2002

                                   (Unaudited)



                  For the Nine Months ended September 30, 2003

Balance, January 1, 2003 - (Restated - Note 8)               $  (76,962,084)

Distributions                                                   (47,836,321)

Net income                                                          506,484

                                                             ---------------
Balance, September 30, 2003                                  $ (124,291,921)
                                                             ===============



                  For the Nine Months ended September 30, 2002
                               (Restated - Note 8)


Balance, January 1, 2002                                     $  (70,474,832)

Distributions                                                    (3,370,062)

Net income                                                        8,088,970

                                                             ---------------
Balance, September 30, 2002                                  $  (65,755,924)
                                                             ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

          For the Nine Month Periods ended September 30, 2003 and 2002

                                   (Unaudited)


                                                                                   2003              2002
                                                                              ------------      ------------
                                                                                                 (Restated -
                                                                                                   Note 8)

Cash flows from operating activities
  Net income                                                                  $    506,484      $  8,088,970
                                                                              ------------      ------------

  Adjustments to reconcile net income
    to net cash (used in) provided by operating activities
         Amortization                                                            3,097,830           557,864
         Depreciation                                                                8,085             8,085
         Equity in income of Trading Cove Associates                           (21,208,884)      (17,631,713)
         Operating distributions from Trading Cove Associates                   19,814,004        19,368,604
         Changes in operating assets and liabilities
            Increase in other current assets                                       (25,814)          (22,636)
            Increase (decrease) in accrued expenses and accounts payable            52,211           (48,981)
            Decrease in accrued interest on senior notes payable                (2,434,359)       (2,772,917)
                                                                              ------------      ------------
                     Total adjustments                                            (696,927)         (541,694)
                                                                              ------------      ------------

                     Net cash (used in) provided by
                        operating activities                                     (190,443)         7,547,276
                                                                              ------------      ------------

Cash flows from investing activities
  Contributions to Trading Cove Associates                                        (450,000)         (800,000)
  Distributions from Trading Cove Associates                                       650,000         1,350,000
  Deferred financing costs                                                      (3,843,031)              ---
  Sales and (purchases) of restricted investments - net                          3,737,476           907,899
                                                                               -----------      ------------
                     Net cash provided by
                        investing activities                                        94,445         1,457,899
                                                                              ------------      ------------

Cash flows from financing activities
  Redemption of  9.50% senior notes                                           (108,007,000)       (7,427,000)
  Proceeds from 8.625% senior notes issuance                                   155,000,000               ---
  Redemption of  8.625% senior notes                                            (1,912,000)              ---
  Distributions to member                                                      (47,836,321)       (3,370,062)
                                                                              ------------      ------------
                     Net cash used in
                        financing activities                                    (2,755,321)      (10,797,062)
                                                                              ------------      ------------

Net decrease in cash and cash equivalents                                       (2,851,319)       (1,791,887)

Cash and cash equivalents at beginning of period                                 4,658,602         3,570,949

                                                                              ------------      ------------
Cash and cash equivalents at end of period                                    $  1,807,283      $  1,779,062
                                                                              ============      ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                    $ 18,615,181      $ 11,287,890
                                                                              ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                                        6

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2002 audited financial statements and should be read in conjunction with the Company's 2002 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K/A as filed with the Securities and Exchange Commission (the "Commission") on June 4, 2003. The condensed balance sheet at December 31, 2002, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K/A and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2003, the results of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and statements of member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2003 and 2002. Results of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the $65 Million Senior Notes").

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


Note 2.      Trading Cove Associates - Equity Investment:

As of September 30, 2003 and 2002, the following summary information relates to TCA. Total revenues and net income are for the nine-month periods ended September 30, 2003 and 2002:

                                                                  2002
                                                2003         (As restated)
                                           -------------     -------------

Total current assets                       $  18,377,213     $  17,284,598
                                           =============     =============
Total assets                               $  20,872,789     $  20,006,637
Total liabilities                             (1,177,458)      (10,820,457)
                                           -------------     -------------
Partners' capital                          $  19,695,331     $   9,186,180
                                           =============     =============
Total revenue                              $  53,067,547     $  43,386,016
                                           =============     =============
Net income                                 $  46,827,811     $  39,673,467
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  11,972,338     $  10,639,562
  Contributions                                  450,000           800,000
  Distributions                              (20,464,004)      (20,718,604)
                                           -------------     -------------
                                              (8,041,666) (9,279,042)
                                           -------------     -------------
Income from Trading Cove
  Associates                                  21,538,905        17,961,734
Amortization of interests
  purchased                                     (330,021)         (330,021)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     21,208,884        17,631,713
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  13,167,218     $   8,352,671
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at September 30, 2003 and December 31, 2002 amounts to $2,799,888 and $2,517,172, respectively.



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



On August 1, 2003 the Company and Finance had Company Excess Cash (which totaled $5,568,186), as defined in the Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $3,490,729), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

The fair market value of the Company's long term debt at September 30, 2003 and December 31, 2002 is estimated to be approximately $159,977,000 and $111,787,000, respectively, based on the quoted market price for the 8.625% Senior Notes and the $125 Million Senior Notes, respectively.

Note 5.      $125 Million 9.50% Senior Notes Payable:

The $125 Million Senior Notes payable at September 30, 2003 and December 31, 2002, was $0 and $108,007,000, respectively, and consisted of the aggregate principal amount of the $125 Million Senior Notes issued on March 17, 1999 by the Company and Finance.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $682,000 at September 30, 2003.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00 percent to .10 percent) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine-month periods ended September 30, 2003 and 2002 the Company paid and incurred $672,022 and $617,606, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For the nine-month periods ended September 30, 2003 and 2002, approximately $31,500 and $35,600, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the nine-month periods ended September 30, 2003 and 2002, TCA paid and incurred approximately $682,800 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense for each of the nine-month periods ended September 30, 2003 and 2002 was $4,860.

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

Discovery has commenced. Pursuant to the current scheduling order, the deposition deadline was extended until December 31, 2003 to complete the depositions of all fact witnesses and plaintiff's expert witness. The plaintiff must complete the depositions of the defendants' experts by January 31, 2004. Jury selection is scheduled to commence on October 19, 2004, with evidence to begin on October 26, 2004.

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

One effect of the change described above is that TCA has restated its financial statements to recognize an additional loss on the Development Agreement between it and the Authority, which is accounted for in accordance with Statement of Position 81-1. This has resulted in a corresponding reduction on the Company's balance sheet as of December 31, 2002 in "Trading Cove Associates - equity investment" of $4,496,500 and an increase in member's deficiency of $4,496,500. Through December 31, 2002 TCA had recorded a cumulative loss of $7,007,000. After the restatement, it recorded a cumulative loss of $16,000,000 at December 31, 2002. As a result, TCA recorded an additional development loss of $1,200,000 during 2002. The Company's 50 percent share of the difference is $4,496,500 at December 31, 2002. Prior to making the change described in the this paragraph, TCA would have recorded this loss in the second quarter of 2003, when the related amount would have become payable.

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

The Condensed Balance Sheet at December 31, 2002, Condensed Statement of Income for the three and nine-month periods ended September 30, 2002, Condensed Statement of Changes in Member's Deficiency for the nine-month period ended September 30, 2002, and Condensed Statement of Cash Flows for the nine-month period ended September 30, 2002 contained herein have been updated to reflect these restatements.

The following tables show the effect of the restatement on the Company's Condensed Balance Sheet as of December 31, 2002, as well as the Company's
Condensed Statement of Income for the three and nine-month periods ended September 30, 2002, Condensed Statement of Changes in Member's Deficiency, and Condensed Statement of Cash Flows for the nine-month period ended September 30, 2002.

The restatement adjustments outlined below do not impact total cash flows of the Company or its reported cash balances.

                            Waterford Gaming, L.L.C.

                             Condensed Balance Sheet



                                                                          Previously
                                                                          reported            Restated
                                                                          December 31,        December 31,
                                                                          2002 *              2002
                                                                          ------------        -------------
                ASSETS

Current assets
    Cash and cash equivalents                                             $  4,658,602        $   4,658,602
    Restricted investments                                                  10,344,130           10,344,130
    Due from Trading Cove Associates                                        11,021,500                  ---
    Other current assets                                                         7,965                7,965
                                                                          ------------        -------------

       Total current assets                                                 26,032,197           15,010,697
                                                                          ------------        -------------

Trading Cove Associates - equity investment                                  5,447,338           11,972,338
Beneficial interest - Leisure Resort Technology, Inc.                        4,540,039            4,540,039
Deferred financing costs, net of accumulated amortization of $1,391,838      2,643,338            2,643,338
Fixed assets, net of accumulated depreciation of $42,222                        11,696               11,696
                                                                          ------------        -------------

       Total assets                                                       $ 38,674,608        $  34,178,108
                                                                          ============        =============

                LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                 $    111,996        $     111,996
    Accrued interest on senior notes payable                                 3,021,196            3,021,196
                                                                          ------------        -------------

       Total current liabilities                                             3,133,192            3,133,192
                                                                          ------------        -------------
9.50% senior notes payable                                                 108,007,000          108,007,000
                                                                          ------------        -------------

       Total liabilities                                                   111,140,192          111,140,192
                                                                          ------------        -------------

Contingencies

Member's deficiency                                                        (72,465,584)         (76,962,084)
                                                                          ------------        -------------

       Total liabilities and member's deficiency                          $ 38,674,608        $  34,178,108
                                                                          ============        =============


*    Previously reported in Form 10-K filed by the Company on March 26, 2003

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

                                   (Unaudited)


                                    Previously reported                             Previously reported
                                    for the three          Restated for the         for the nine            Restated for the
                                    months ended           three months ended       months ended            nine months ended
                                    September 30, 2002 *   September 30, 2002       September 30, 2002 *    September 30, 2002
                                    --------------------   ------------------       --------------------    ------------------
Revenue
  25% of relinquishment payments -
    Trading Cove Associates         $     3,350,000        $           ---          $    14,361,000         $              ---
  Interest and dividend income              134,573                    ---                  461,120                        ---
                                    ---------------        ---------------          --------------------    ------------------

        Total revenue                     3,484,573                    ---               14,822,120                        ---
                                    ---------------        ---------------          --------------------    ------------------

Expenses
  Interest expense                        2,866,112              2,866,112                8,514,973                  8,514,973
  Salaries - related parties                225,938                225,938                  617,606                    617,606
  General and administrative                 59,870                 59,870                  305,335                    305,335
  Amortization of beneficial
     interest - Leisure Resort
     Technology, Inc.                        95,274                 95,274                  282,716                    282,716
  Amortization on deferred
    financing costs                          91,716                 91,716                  275,148                    275,148
  Depreciation                                2,695                  2,695                    8,085                      8,085
                                    ---------------        ---------------          --------------------    ------------------

         Total expenses                   3,341,605              3,341,605               10,003,863                 10,003,863
                                    ---------------        ---------------          --------------------    ------------------
                                            142,968                                       4,818,257

Interest and dividend income                    ---                134,573                      ---                    461,120
Equity in income (loss) of
  Trading Cove Associates                   (56,393)             7,379,548                 (215,228)                17,631,713
                                    ---------------        ---------------          -------------------     ------------------

        Net income                  $        86,575        $     4,172,516          $     4,603,029         $        8,088,970
                                    ===============        ===============          ===================     ==================



* Previously reported in Form 10-Q filed by the Company on November 6, 2002






                            Waterford Gaming, L.L.C.

              Condensed Statement of Changes in Member's Deficiency

                                   (Unaudited)



                                             Previously reported         Restated
                                             for the nine                for the nine
                                             months ended                months ended
                                             September 30, 2002 *        September 30, 2002
                                             --------------------        ------------------

Balance, January 1, 2002                       $ (66,978,332)             $ (70,474,832)

Distributions                                     (3,370,062)                (3,370,062)

Net income                                         4,603,029                  8,088,970

                                               -------------              -------------
Balance, September 30, 2002                    $ (65,745,365)             $ (65,755,924)
                                               =============              =============



*    Previously reported in Form 10-Q filed by the Company on November 6, 2002

                            Waterford Gaming, L.L.C.

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                 Previously reported      Restated
                                                                 for the nine             for the nine
                                                                 months ended             months ended
                                                                 September 30, 2002 *     September 30, 2002
                                                                 --------------------     ------------------
Cash flows from operating activities
    Net income                                                        $  4,603,029          $   8,088,970
                                                                      ------------           ------------

    Adjustments to reconcile net income
      to net cash provided by operating activities
         Amortization                                                      557,864                557,864
         Depreciation                                                        8,085                  8,085
         Equity in (income) loss of Trading Cove Associates                215,228            (17,631,713)
         Operating distributions from
           Trading Cove Associates                                             ---             19,368,604
         Changes in operating assets and liabilities
           Decrease in due from Trading Cove Associates                  5,007,604                    ---
           Increase in other current assets                                (22,636)               (22,636)
           Decrease in accrued expenses and accounts payable               (48,981)               (48,981)
           Decrease in accrued interest on senior notes payable         (2,772,917)            (2,772,917)
                                                                      ------------           ------------
                   Total adjustments                                     2,944,247               (541,694)
                                                                      ------------           ------------
                   Net cash provided by
                       operating activities                              7,547,276              7,547,276
                                                                      ------------           ------------

Cash flows from investing activities
    Contributions to Trading Cove Associates                              (800,000)              (800,000)
    Distributions from Trading Cove Associates                           1,350,000              1,350,000
    Sales and (purchases) of restricted investments - net                  907,899                907,899
                                                                      ------------           ------------
                   Net cash provided by
                       investing activities                              1,457,899              1,457,899
                                                                      ------------           ------------
Cash flows from financing activities
    Redemption of  9.50% senior notes                                   (7,427,000)            (7,427,000)
    Distributions to member                                             (3,370,062)            (3,370,062)
                                                                      ------------           ------------
                   Net cash used in
                       financing activities                            (10,797,062)           (10,797,062)
                                                                      ------------           ------------
Net decrease in cash and cash equivalents                               (1,791,887)            (1,791,887)

Cash and cash equivalents at beginning of period                         3,570,949              3,570,949

                                                                      ------------           ------------
Cash and cash equivalents at end of period                            $  1,779,062           $  1,779,062
                                                                      ============           ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                          $ 11,287,890           $ 11,287,890
                                                                      ============           ============


*    Previously reported in Form 10-Q filed by the Company on November 6, 2002

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

For the nine-month periods ended September 30, 2003 and 2002, total Relinquishment Fees earned were $48,452,092 and $43,010,762, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At September 30, 2003 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. A summary of the quarterly Development Fee payments received by TCA in accordance with the terms of the Development Agreement is as follows:


          Date Received by TCA        Development Fee Received

           January 15, 2000                  $  1,372,000
           April 20, 2000                         896,000
           July 17, 2000                        1,260,000
           October 13, 2000                     1,372,000
           January 23, 2001                       588,000
           April 16, 2001                       1,582,000
           July 20, 2001                        2,212,000
           October 17, 2001                     1,974,000
           January 25, 2002                     1,260,000
           April 22, 2002                         413,000
           July 19, 2002                          581,000
           October 18, 2002                       238,000
           January 24, 2003                        84,000
           April 15, 2003                         112,000
           October 30, 2003                        56,000
                                             ------------
                                             $ 14,000,000
                                             ============


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

As of September 30, 2003, the Company has an aggregate long-term senior indebtedness of $153,088,000, consisting of the 8.625% Senior Notes. At December 31, 2002, the Company had an aggregate long-term senior indebtedness of $108,007,000 consisting of the $125 Million Senior Notes which were redeemed on June 11, 2003. The Authority is also highly leveraged. Trading Cove's agreements with the Authority do not prohibit the Authority from incurring additional indebtedness.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following at September 30, 2003:

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

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion. Trading Cove's accrued liability to Kerzner Investments with respect to such fee was approximately $682,000 at September 30, 2003; and

     (3)  a  $5.0  million  annual  payment  to  Kerzner  Investments,   payable
          quarterly until December 31, 2006.

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

Although the Mohegan Tribe and the Authority have sovereign immunity and may not be sued without their consent, both the Mohegan Tribe and the Authority have granted a limited waiver of sovereign immunity and consent to suit in connection with the Relinquishment Agreement, including suits against the Authority to enforce the obligation to pay fees due under the Relinquishment Agreement. In the event that such waiver of sovereign immunity is held to be ineffective, Trading Cove could be precluded from judicially enforcing its rights and remedies. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes such as the Mohegan Tribe. In addition, the Company has no standing to enforce the Relinquishment Agreement and therefore would have to rely on Trading Cove to enforce such agreement.

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

The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40 percent of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75 percent of all registered voters of the Mohegan Tribe. As of September 30, 2002, the Mohegan Tribe had approximately 934 registered voters. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of Trading Cove to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

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

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with Foxwoods Resort Casino and, to a lesser extent, with casinos in Atlantic City, New Jersey and upstate New York. Foxwoods, which is located approximately 10 miles from the Mohegan Sun, recently announced its intention to build a $99 million casino expansion. With the completion of the Project Sunburst expansion of the Mohegan Sun, the two facilities are comparable in gaming space as well as in amenities such as hotel accommodations and non-gaming entertainment.

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several racetracks in the state but not full-scale casino gaming. To date, none of the racetracks have installed these machines, but several of them reportedly intend to have devices in operation by the beginning of 2004. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002. The validity of the New York State statute is currently being litigated in state court.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. The New York courts recently rejected the validity of the St. Regis Mohawk compact because it had not been approved by the legislature. The New York State Senate has now approved the compact, but the Assembly has yet to act. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Band of Mohican Indians (the "Stockbridge-Munsee Tribe"), have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region, but recently elected tribal leaders have announced their intention to renegotiate that agreement. The Cayuga Nation of New York recently partnered with Empire Resorts, Inc. to develop a gaming business in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations, including the Historic Eastern Pequot Tribe of Connecticut (whose status is being challenged), the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes. A recent state wide referendum in Maine rejected any off-reservation Indian casino gaming.

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

E - Table of Contractual Obligations

The following table provides an overview of the Company's aggregate contractual obligations as of September 30, 2003.


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
Totals                                        (i)            (i)             (i)           (i)            (i)


(i) As of September 30, 2003, the Company's long-term debt consists of obligations under the 8.625% Senior Notes. On September 30, 2003, approximately $153 million in aggregate principal amount of 8.625% Senior Notes was outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 8.625% per annum. The outstanding principal amount of the 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their 8.625% Senior Notes with any Company Excess Cash (as defined in the Indenture) less all Required IRA True-Up Payments (as defined in the Indenture) and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 14, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of 8.625% Senior Notes with Company Excess Cash (as defined in the Indenture) less all Required IRA True-Up Payments (as defined in the Indenture) and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made will lower the interest payments payable by the Company in subsequent periods.

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

On April 28, 2003 the Company received $2,876,707, on July 28, 2003 the Company received $6,365,797, and on October 28, 2003 the Company received $3,512,706 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $48,452,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2003 and (b) $168,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period. On April 26, 2002 the Company received $1,821,000, on July 26, 2002 the Company received $9,790,000, and on October 28, 2002 the Company received $3,550,000 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $43,011,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2002 and (b) $1,232,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine months ended September 30, 2003 and 2002, $1,365,579 ($682,790 to Kerzner Investments and
          $682,789 to affiliates of the Company), and $0, respectively, had been paid and incurred by TCA in terms of this first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA anticipates making capital calls to fund expenses related to the development of the Project Sunburst expansion, and these capital calls will be repaid, based on cash flow, in the quarter following the quarter in which the capital call was made. From January 1, 2000 to September 30, 2003 these capital contributions aggregated $8,000,000. From January 1, 2000 to September 30, 2003 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of September 30, 2003, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. On July 28, 2003, $9,157,000 was paid in terms of the fourth priority. The accrued liability to Kerzner Investments with respect to such fee was approximately $682,000 at September 30, 2003.

     (e) Fifth, to pay Kerzner Investments an annual fee of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of October 28, 2003 and October 28, 2002, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent of the relinquishment payments as distributions. On October 28, 2003 and October 28, 2002, $4,686,914, ($2,343,457 to
          Kerzner Investments and $2,343,457 to the Company) and $6,700,000, ($3,350,000 to Kerzner Investments and $3,350,000 to the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On October 28, 2003, $2,338,499 ($1,169,250 to Kerzner Investments and $1,169,249 to the Company) was distributed as excess cash.

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



G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  SEPTEMBER 30, 2003 AND
2002

Total expenses for the three months ended September 30, 2003 was $4,122,761 compared with $3,341,605 for the three months ended September 30, 2002. Interest expense increased by $633,656 due primarily to the redemption of the $125 Million Senior Notes and the issuance of the 8.625% Senior Notes, salaries-related parties increased by $10,399 due to the increase in Revenues of the Mohegan Sun, amortization on deferred financing costs increased by $58,483 due primarily to the issuance of the 8.625% Senior Notes and the additional amortization due to the mandatory redemption of 8.625% Senior Notes on September 15, 2003, 9.50% senior notes tender expense increased by $13,452 due to the redemption of the $125 million Senior Notes and general and administrative costs increased by $65,166 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under
PART II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $50,000, by an increase in accounting fees of approximately $16,300, by an increase in insurance expense of approximately $2,100, by an increase in other legal expenses of approximately $1,500 and offset by a decrease in bank sweep fees of approximately $2,300, by a decrease in miscellaneous expenses of approximately $1,400, by a decrease in license fees of approximately $400 and by a decrease in payroll taxes of approximately $700).

Equity in income of Trading Cove Associates for the three months ended September 30, 2003 was $7,679,699 compared with $7,379,548 for the three months ended September 30, 2002. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's result fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income decreased by $113,812.

As a result of the foregoing factors, the Company experienced net income of $3,577,699 for the three months ended September 30, 2003 compared with net income of $4,172,516 for the three months ended September 30, 2002.


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Total expenses for the nine months ended September 30, 2003 was $20,806,187 compared with $10,003,863 for the nine months ended September 30, 2002. Interest expense increased by $7,665,850 due primarily to the redemption of the $125 Million Senior Notes and the issuance of the 8.625% Senior Notes, salaries-related parties increased by $54,416 due to the increase in Revenues of the Mohegan Sun, amortization on deferred financing costs increased by $2,539,966 due primarily to the redemption of the $125 Million Senior Notes, the issuance of the 8.625% Senior Notes and the additional amortization due to the mandatory redemption of 8.625% Senior Notes on September 15, 2003, 9.50% senior notes tender expense increased by $509,414 due to the redemption of the $125 Million Senior Notes and general and administrative costs increased by $32,678 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $16,400, by an increase in Commission filing expense of approximately $8,900, by an increase in insurance expense of approximately $7,200, by an increase in accounting fees of approximately $12,000 and by an increase in miscellaneous expenses of approximately $3,100 and offset by an decrease in bank sweep fees of approximately $13,900, and by a decrease in other legal fees of approximately $2,100).

Equity in income of Trading Cove Associates for the nine months ended September 30, 2003 was $21,208,884 compared with $17,631,713 for the nine months ended September 30, 2002. The Company has included amortization of purchased interests of $330,021 in each period's equity income. The Company's share of TCA's result fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income decreased by $357,333

As a result of the foregoing factors, the Company experienced net income of $506,484 for the nine months ended September 30, 2003 compared with net income of $8,088,970 for the nine months ended September 30, 2002.

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

On September 15, 2003 $98,080 was distributed to Waterford Group in accordance with the terms of the Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $124,292,000 and $65,756,000 at September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003 and 2002, net cash (used in) provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $(190,443) and $7,547,276, respectively.

Current assets decreased from $15,010,697 at December 31, 2002 to $8,447,716 at September 30, 2003. The decrease was primarily attributable to the scheduled semi-annual payment of interest on March 15, 2003 on the $125 Million Senior Notes in the amount of approximately $5,130,000, by the redemption on March 15, 2003 of $125 Million Senior Notes in the principal amount of $5,658,000, by the redemption on June 11, 2003 of $125 Million Senior Notes, by the redemption on September 15, 2003 of 8.625% Senior Notes in the principal amount of $1,912,000, by the distributions to Waterford Group during the period of approximately $47,836,000 and by approximately $190,000 used in operations and offset by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement and by proceeds from the 8.625% Senior Notes issuance.

Current liabilities decreased from $3,133,192 at December 31, 2002 to $751,044 at September 30, 2003. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,434,400 and offset by an increase in accrued expenses and accounts payable of approximately $52,200 (primarily attributable to an increase in amounts due for salaries-related parties of approximately $69,600, by an increase in amounts due for accounting services of approximately $14,000 and offset by a decrease in other legal fees of approximately $8,500 and by a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER
INFORMATION: Item I -- Legal Proceedings in the amount of approximately $22,400.

For the nine months ended September 30, 2003 and 2002 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $94,445 and $1,457,899, respectively. The net cash provided by investing activities in 2003 was primarily the result of sales and (purchases) of restricted investments-net of approximately $3,737,000 and distributions from TCA of $650,000 and offset by contributions to TCA of $450,000(to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun) and by deferred financing costs of approximately $3,843,000. The net cash provided by investing activities in 2002 was primarily the result of sales and (purchases) of restricted investments-net of approximately $907,900, distributions from TCA of $1,350,000 and offset by contributions to TCA of $800,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun).

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). As of September 30, 2003 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the nine months ended September 30, 2003 and 2002, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $2,755,321 and $10,797,062, respectively. The net cash used in financing activities in 2003 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $5,658,000 on March 15, 2003, by the redemption of the $125 Million Senior Notes on June 11, 2003 in the principal amount of $102,349,000, by the redemption of the 8.625% Senior Notes on September 15, 2003 in the principal amount of $1,912,000 and by distributions to Waterford Group of $47,836,321 and offset by the proceeds from the 8.625% Senior Notes issuance in the principal amount of $155,000,000. The net cash used in financing activities in 2002 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively and distributions to Waterford Group of $3,370,062.

Pursuant to the terms of the Indenture, if the Company and Finance have any Company Excess Cash, as defined in the Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. On August 1, 2003 the Company and Finance had Company Excess Cash of $5,568,186, as defined in the Indenture, and after deducting i) all required IRA True-Up Payments, as defined in the Indenture, (which totaled $0) and ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made which totaled $3,490,729, the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's share of payments from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal, premium and interest on the 8.625% Senior Notes. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

                                       28



Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2003 and December 31, 2002. The fair market value of the Company's long-term debt at September 30, 2003 and December 31, 2002 is estimated to be approximately $159,977,000 and $111,787,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.01%, and matures March 10, 2004 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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


Discovery has commenced. Pursuant to the current scheduling order, the deposition deadline was extended until December 31, 2003 to complete the depositions of all fact witnesses and plaintiff's expert witness. The plaintiff must complete the depositions of the defendants' experts by January 31, 2004. Jury selection is scheduled to commence on October 19, 2004, with evidence to begin on October 26, 2004.

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

Item 4 -- Submission of Matters to a Vote of Security Holders:
       None

Item 5 -- Other Information:

       None

Item 6 -- Exhibits and Reports on Form 8-K:

                                       31



(a)  Exhibits
     --------

               Exhibit No.    Description
                 3.1          Certificate of Formation, as amended, of Waterford
                                 Gaming, LLC (i)
                 3.2          Certificate of Incorporation of Waterford Gaming
                                Finance Corp. (i)
                 3.3          Bylaws of Waterford Gaming Finance
                              Corp. (i)
                 4.1          Indenture, dated as of November 8, 1996, between
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., the issuers, and Fleet National
                              Bank, as trustee, relating to $65,000,000 12-3/4%
                              Senior Notes due 2003. (i)
                 4.1.1        First Supplemental Indenture, dated as of March 4,
                              1999, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance, Corp., as issuers, and State
                              Street Bank and Trust Company, as trustee,
                              relating to $65,000,000 12-3/4% Senior Notes due
                              2003.  (vi)
                 4.2          Indenture, dated as of March 17, 1999, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and State Street Bank
                              and Trust Company, as trustee, relating to
                              $125,000,000 9-1/2% Senior Notes
                                 due 2010. (vi)
                 4.2.1        First Supplemental Indenture, dated as of June 6,
                              2003, among Waterford Gaming, L.L.C. and Waterford
                              Gaming Finance Corp., as issuers, and U.S. Bank
                              National Association, as trustee, relating to
                              $125,000,000 9-1/2% Senior Notes due 2010. (viii)
                 4.3          Security and Control Agreement, dated as of March
                              17, 1999, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              State Street Bank and Trust Company, as securities
                               intermediary. (vi)
                 4.3.1        Termination Agreement, dated as of June 11,
                              2003, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., and
                              U.S. Bank National Association, as securities
                              intermediary. (viii)
                 4.4          Specimen Form of 9-1/2% Senior Notes due 2010
                              (included in Exhibit 4.2).  (vi)
                 4.5          Indenture, dated as of June 11, 2003, among
                              Waterford Gaming, L.L.C. and Waterford Gaming
                              Finance Corp., as issuers, and U.S. Bank National
                              Association, as trustee, relating to $155,000,000
                              8-5/8% Senior Notes due 2012. (viii)
                 4.6          Security and Control Agreement, dated as of
                              June 11, 2003, among Waterford Gaming, L.L.C. and
                              Waterford Gaming Finance Corp., as pledgors and
                              U.S. Bank National Association, as securities
                              intermediary. (viii)
                 4.7          Specimen Form of 8-5/8% Senior Notes due 2012
                              (included in Exhibit 4.5). (viii)
                 10.1         Omnibus Financing Agreement, dated as of September
                              21, 1995, between Trading Cove Associates and Sun
                              International Hotels Limited. (i)
                 10.2         First Amendment to the Omnibus Financing
                              Agreement, dated as of October 19, 1996, among
                              Trading Cove Associates, Sun International Hotels
                              Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1       Amended and Restated Omnibus Financing Agreement
                              dated September 10, 1997 (ii)
                 10.2.2       Omnibus Termination Agreement, dated as of March
                              18, 1999, among Sun International Hotels Limited,
                              Trading Cove Associates, Waterford Gaming,
                              L.L.C., Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.2.3       Amended and Restated Omnibus Termination
                              Agreement,  dated as of January 1, 2000 and
                              effective as of March 18, 1999, among Sun
                              International  Hotels Limited, Trading  Cove
                              Associates, Waterford Gaming, L.L.C., Sun
                              International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vii)
                 10.3         Amended and Restated Partnership Agreement of
                              Trading Cove Associates, dated as of September 21,
                              1994, among Sun Cove Limited, RJH Development
                              Corp., Leisure Resort Technology, Inc., Slavik
                              Suites , Inc., and LMW Investments, Inc. (i)
                 10.4         First Amendment to Amended and Restated
                              Partnership Agreement of Trading Cove Associates,
                              dated as of October 22, 1996, among Sun Cove
                              Limited, Slavik Suites, Inc., RJH Development
                              Corp., LMW Investments, Inc. and Waterford Gaming,
                              L.L.C. (i)
                 10.5         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (vi)
                 10.5.1       Agreement with Respect to Redemption or Repurchase
                              of Subordinated Notes, dated September 10,
                              1997 (ii)
                 10.6         Amended and Restated Limited Liability Company
                              Agreement of Waterford Gaming, L.L.C., dated as of
                              March 17, 1999 by Waterford Group, L.L.C.  (vi)
                 10.7         Note Purchase Agreement, dated as of October 19,
                              1996, among Sun International Hotels Limited,
                              Waterford Gaming, L.L.C. and Trading Cove
                                 Associates. (i)
                 10.8         Note Purchase Agreement, dated as of September 29,
                              1995, between the Mohegan Tribal Gaming Authority
                              and Sun International Hotels Limited relating to
                              the Subordinated Notes. (i)
                 10.9         Management Agreement, dated as of July 28, 1994,
                              between the Mohegan Tribe of Indians of
                              Connecticut and Trading Cove Associates. (i)
                 10.10        Management Services Agreement, dated September 10,
                              1997. (ii)
                 10.11        Development Services Agreement, dated September
                              10, 1997. (ii)
                 10.12        Subdevelopment Services Agreement, dated September
                              10, 1997. (ii)
                 10.13        Completion Guarantee and Investment Banking and
                              Financing Arrangement Fee Agreement, dated
                            September 10, 1997. (ii)
                 10.14        Settlement and Release Agreement, dated January 6,
                              1998, by and among Leisure Resort Technology,
                              Inc., Lee R. Tyrol, Trading Cove Associates,
                              Slavik Suites, Inc., LMW Investments, Inc., RJH
                              Development Corp., Waterford Gaming, L.L.C. and
                             Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16        Relinquishment Agreement, dated February 7, 1998,
                              between the Mohegan Tribal Gaming Authority and
                              Trading Cove Associates.  (v)
                 10.17        Development Services Agreement, dated February 7,
                              1998, between the Mohegan Tribal Gaming Authority
                              and Trading Cove Associates.  (v)
                 10.18        Agreement, dated September 28, 1998, by and among,
                              Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                              Investments, Inc., Len Wolman, Mark Wolman,
                              Stephan F. Slavik, Sr. and Del J. Lauria (Len
                              Wolman's Employment Agreement).  (v)
                 10.19        Agreement Relating to Development Services, dated
                              as of February 9, 1998, between Trading Cove
                              Associates and Sun International Management
                              Limited.  (vi)
                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement,  dated as of the 3rd day
                              of March  1999,  by and among the  Mohegan  Tribal
                              Gaming Authority and First Union National Bank, as
                             Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 31           Certifications.  (ix)
                 99.1         Form 8-K of the Mohegan Tribal Gaming Authority
                              (the   "Authority")   dated   November  12,  2003,
                              incorporated   by  reference  to  the  Authority's
                              electronic filing of such report on Form 8-K, Securities and Exchange Commision file reference no. 033-80655.

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

    (viii)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission File No. 333-17795 as accepted by the Commission on August 12, 2003.

    (ix)                               Filed herewith. 32



(b) REPORTS ON FORM 8-K


(i) Form 8-K filed on September 12, 2003

        Item 5.

          On September  11,  2003,  the Mohegan  Tribal  Gaming  Authority  (the
          "Authority") filed a press release on Form 8-K, relating to the commencement of a consent solicitation, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: September 11, 2003


(ii) Form 8-K filed on September 25, 2003

        Item 5.

          On September 23, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form S-4, Registration Statement relating to an offer to exchange $330,000,000 6 3/8% Senior Subordinated Notes due 2009 (which have been registered under the Securities Act), for any and all outstanding 6 3/8% Senior Subordinated Notes due 2009, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference no. 033-80655.

          On September 24, 2003, the Authority filed Form 8-K announcing that it has extended and amended its pending solicitation of consents (the "Consent Solicitation") from holders of its outstanding $200,000,000 principal amount of 8 1/8% Senior Notes due 2006, $150,000,000 principal amount of 8 3/8% Senior Subordinated Notes due 2011 and $250,000,000 principal amount of 8% Senior Subordinated Notes due 2012 (collectively, the "Notes") to amend the indentures for the Notes. The expiration date for the Consent Solicitation has been extended from 5:00 p.m., New York City time, on Tuesday, September 23, 2003, to 5:00 p.m., New York City time, on Thursday, September 25, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655

        Date of Report: September 23, 2003


(iii) Form 8-K filed on October 1, 2003

        Item 5.

          On September  29,  2003,  the Mohegan  Tribal  Gaming  Authority  (the
          "Authority") filed Form 8-K, relating to the pending solicitation of consents, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          On October 1, 2003, the Authority filed Form S-4/A (Amendment No. 1 to form S-4), a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4/A, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: September 29, 2003


(iv) Form 8-K filed on October 3, 2003

        Item 5.

          On October 1 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the pending solicitation of consents, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          On October 2 2003, the Authority filed Form 8-K, relating to the pending solicitation of consents, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: October 1, 2003


(v) Form 8-K filed on October 15, 2003

        Item 5.

          On October 10, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 424B3, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 424B3, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: October 10, 2003


(vi) Form 8-K filed October 16, 2003

        Item 5.

          On October 14, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the commencement of an offer to exchange its Senior Subordinated Notes, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          On October 15, 2003, the Authority filed Form 8-K, relating to the posting on its website of its Slot Machine Statistical Report, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: October 14, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 12, 2003              By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: November 12, 2003              By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer