Form 10-K
period 2003-12-31
WATERFORD GAMING LLC
filed 2004-03-26
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-K



                                                                            PAGE
PART I

ITEM 1.     BUSINESS                                                           1
ITEM 2.     PROPERTIES                                                        12
ITEM 3.     LEGAL PROCEEDINGS                                                 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDERS MATTERS                                          14
ITEM 6.     SELECTED FINANCIAL DATA                                           14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 16
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       26
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                           26
ITEM 9A.    CONTROLS AND PROCEDURES                                           26

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                27
ITEM 11.    EXECUTIVE COMPENSATION                                            28
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    28
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    28
ITEM 14.    PRINCPAL ACCOUNTANT'S FEES AND SERVICES                           30

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                           31

Signatures                                                                    36

                       CERTAIN FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), including, in particular, the statements about Waterford Gaming, L.L.C. (the "COMPANY"), Trading Cove Associates ("TCA" or "TRADING COVE") and the Mohegan Sun Casino's (the "MOHEGAN SUN") plans, strategies and prospects. Although the Company believes that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, among others, the risk factors described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and the following:

a) the financial performance of the Mohegan Sun;
b) changes in laws or regulations (including, without limitation, gaming laws or regulations);
c) the effects of new competition; and d) general domestic and global economic conditions.

The Company's, TCA's and Mohegan Sun's actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained herein. The Company can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on its results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K.


                                     PART I

Item 1. BUSINESS

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

Trading Cove developed the Mohegan Sun and managed the property from its opening in 1996 until December 31, 1999. On January 1, 2000, Trading Cove turned over management of the Mohegan Sun to the Mohegan Tribal Gaming Authority (the "AUTHORITY"). TCA and the Company's principals assisted the Mohegan Tribe in obtaining federal recognition, negotiating the tribal-state compact with the State of Connecticut, obtaining numerous governmental approvals, raising debt financing for the initial construction and development of the Mohegan Sun, and developing the Project Sunburst expansion (the "PROJECT SUNBURST EXPANSION"), an approximately $1.0 billion expansion at the Mohegan Sun, the final phase of which opened in June 2002.

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

Prior to the offering of the Company's $65 Million 12.75% Senior Notes (the "12.75% SENIOR NOTES"), Slavik and LMW were partners of Trading Cove. In connection with the formation of the Company, Slavik and LMW each contributed to the Company its interests in Trading Cove in exchange for a 66-2/3 percent and 33-1/3 percent ownership interest, respectively, of the Company. Upon consummation of the offering of the 12.75% Senior Notes, (i) $6.7 million of the proceeds of such offering were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3.3 million of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the 12.75% Senior Notes to purchase RJH Development Corp.'s ownership interest in Trading Cove. As a result of these transactions (collectively the "REORGANIZATION"), Slavik and LMW owned 67.7967 percent and 32.2033 percent of the Company, respectively. The Company is a managing general partner of Trading Cove. As a result of the Reorganization, the only two partners of Trading Cove are the Company and Kerzner Investments Connecticut, Inc. ("KERZNER INVESTMENTS"), formerly Sun Cove Limited.

In connection with the issuance on March 17, 1999 of the $125 Million 9.50% Senior Notes (the "9.50% SENIOR NOTES"), each of Slavik and LMW contributed their respective interests in the Company concurrently to Waterford Group. Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company, which are as follows:



Slavik Suites, Inc.                         67.7967%
LMW Investments, Inc.                       32.2033%
                                          -----------
                                           100.0000%
                                          ===========


Additional capital contributions may be made to the Company by its member, Waterford Group. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by its member pursuant to the terms set forth in the LLC Agreement; however, the indenture governing the $155 Million 8.625% Senior Notes (the "8.625% SENIOR NOTES"), prohibits the Company from incurring additional indebtedness. The LLC Agreement also provides that any disputes which arise under the LLC Agreement and which remain unresolved after 30 days will be settled through arbitration.

LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The directors of Slavik are Del J. Lauria, Len Wolman, Mark Wolman and Stephan F. Slavik.

For the fiscal years 2003, 2002 and 2001, the Company had net income of $3,891,633, $12,033,310 and $6,574,572, respectively. At the end of fiscal years 2003, 2002 and 2001, the Company had total assets of $36,219,560, $34,178,108 and $48,359,724, respectively.

As of December 31, 2003, the Company employed one full-time employee and no part-time employees. The Company's employee is not covered by a collective bargaining agreement.

B. $155 MILLION 8.625% SENIOR NOTES PAYABLE:

On June 11, 2003, the Company and Waterford Gaming Finance Corp. ("FINANCE") issued the 8.625% Senior Notes. Payment of the principal of, and interest on, the 8.625% Senior Notes is pari passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future collateralized and subordinated debts.

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



The 8.625% Senior Notes provide that upon the occurrence of a Change of Control as defined in the indenture governing the 8.625% Senior Notes (the "8.625% SENIOR NOTES INDENTURE"), the holders thereof will have the option to require the redemption of the 8.625% Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the 8.625% Senior Notes Indenture, if the Company and Finance have any Company Excess Cash, as defined in the 8.625% Senior Notes Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:




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



On August 1, 2003 the Company and Finance had Company Excess Cash (which totaled $5,568,186), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $3,490,729), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

On February 1, 2004 the Company and Finance had Company Excess Cash (which totaled $14,533,996), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $6,601,920), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $7,932,076, and accordingly on March 15, 2004 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $7,302,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

In certain circumstances, if either the Company or Kerzner Investments, the Company's partner in TCA, exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the 8.625% Senior Notes.

The 8.625% Senior Notes Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The 8.625% Senior Notes Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves ("IRA"). The IRA consists of an amount of funds equal to the interest payment due on the 8.625% Senior Notes on the following interest payment date. The IRA will be released and the Company can make a permitted distribution to Waterford Group once the Leverage Ratio, as defined in the 8.625% Senior Notes Indenture, is less than or equal to 3.0 to 1.0.

The fair market value of the Company's long term debt at December 31, 2003 and 2002 is estimated to be approximately $163,804,000 and $111,787,000, respectively, based on the quoted market price for the 8.625% Senior Notes and the 9.50% Senior Notes, respectively.

The 8.625% Senior Notes Indenture is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Securities and Exchange Commission (the "COMMISSION") File No. 333-17795) as accepted by Commission on August 12, 2003 and is incorporated herein by reference.

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

The Mohegan Sun commenced operations on October 12, 1996. From the opening of the Mohegan Sun until midnight December 31, 1999, TCA oversaw the Mohegan Sun's day-to-day operations.

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

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5 percent of "Revenues." Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

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

A summary of relinquishment payments received by TCA for 2003, 2002 and 2001 is as follows:


                DATE                        SENIOR          JUNIOR          TOTAL
-------------------------------------   -------------   -------------   -------------
April 25, 2003                          $   7,433,160   $          --   $   7,433,160
July 25, 2003                               8,101,075      15,534,235      23,635,310
October 27, 2003                            8,691,811              --       8,691,811
January 26, 2004                            8,323,731      17,015,541      25,339,272
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2003                $  32,549,777   $  32,549,776   $  65,099,553
                                        =============   =============   =============

April 25, 2002                          $   6,228,559   $          --   $   6,228,559
July 25, 2002                               7,104,939      13,333,500      20,438,439
October 25, 2002                            8,171,882              --       8,171,882
January 27, 2003                            7,748,971      15,920,852      23,669,823
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2002                $  29,254,351   $  29,254,352   $  58,508,703
                                        =============   =============   =============

April 25, 2001                          $   5,090,622   $          --   $   5,090,622
July 25, 2001                               5,472,900      10,563,521      16,036,421
September 7, 2001                              68,233          68,234         136,467
October 25, 2001                            5,765,232              --       5,765,232
January 25, 2002                            6,460,672      12,225,904      18,686,576
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2001                $  22,857,659   $  22,857,659   $  45,715,318
                                        =============   =============   =============



The amount of Relinquishment Fees reported in this annual report on Form 10-K are based upon Revenues reported to TCA by the Authority.

The senior and junior relinquishment payments rank behind the Authority's obligation to pay an annual minimum priority distribution to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness, including the Authority's bank credit facility under which the Authority has the ability to incur up to $500.0 million of indebtedness. As a result, upon any distribution by the Authority to its creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority or its property, the priority distributions owed to the Mohegan Tribe and the holders of the Authority's senior secured indebtedness will be entitled to be paid in full and in cash before any senior or junior relinquishment payments may be made to Trading Cove. In addition, the junior relinquishment payments rank behind all of the Authority's existing and future senior indebtedness. As a result, in any such proceedings, the holders of the Authority's senior indebtedness will be entitled to be paid in full and in cash before any junior relinquishment payments may be made to Trading Cove.

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

In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At December 31, 2003 the Project Sunburst expansion was substantially completed.

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

Date Received by TCA                      Development Fee Received
--------------------                      ------------------------

January 15, 2000                              $   1,372,000
April 20, 2000                                      896,000
July 17, 2000                                     1,260,000
October 13, 2000                                  1,372,000
January 23, 2001                                    588,000
April 16, 2001                                    1,582,000
July 20, 2001                                     2,212,000
October 17, 2001                                  1,974,000
January 25, 2002                                  1,260,000
April 22, 2002                                      413,000
July 19, 2002                                       581,000
October 18, 2002                                    238,000
January 24, 2003                                     84,000
April 15, 2003                                      112,000
October 30, 2003                                     56,000
                                              -------------
                                              $  14,000,000
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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "DEVELOPMENT SERVICES FEE PHASE II"), equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement described below. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000.

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

On April 26, 2000, July 26, 2000, January 26, 2003 and July 28, 2003 TCA paid $3,095,000, $1,238,000, $6,474,000 and $9,157,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875, $1,348,534 and $1,907,403, respectively, and Construction paid The Slavik  Company  $92,190,  $36,876,  $192,840 and $259,121 on April 26,
2000, July 26, 2000, January 26, 2001 and July 28, 2003, respectively.

At December 31, 2003 TCA's accrued liability to Kerzner Investments with respect to such fee was approximately $507,000 pursuant to the Development Service Agreement Phase II.

The Development Services Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

3 - TCA PARTNERSHIP AGREEMENT

In September 1994, Kerzner Investments, RJH Development Corp., a New York corporation, Leisure Resort Technology, Inc. ("LEISURE"), Slavik and LMW entered into an amended and restated partnership agreement to, among other things: (i) admit Kerzner Investments as a partner to the Trading Cove partnership; (ii) act as the exclusive agent of the Mohegan Tribe to manage and develop an entertainment and gaming facility on the Mohegan Tribal Reservation; and (iii) engage in any other activities incidental or related to the foregoing.

In February 1995, the parties entered into an acknowledgment and release agreement whereby Leisure withdrew from Trading Cove for all purposes, except that Leisure retained a 5 percent "beneficial interest" in Trading Cove. Leisure's beneficial interest is defined as the right to receive certain distributions of excess cash and the organizational and administrative fee on the earlier to occur of (i) 14 years from the date of commencement of the management agreement and (ii) the termination of the Management Agreement.

On January 6, 1998, pursuant to the Settlement and Release Agreement described in Item 3 (Legal Proceedings) the Company paid $5.0 million to Leisure and, among other things, Leisure gave up (a) its beneficial interest of 5 percent in certain fees and excess cash flows, as defined, of Trading Cove and (b) any other claims it may have had against the Company, Kerzner Investments and Trading Cove's partners and former partner.

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

In connection with its entry into the partnership, Kerzner Investments made a capital contribution in an amount sufficient to equal a 50 percent partnership interest. The TCA Partnership Agreement provides for additional capital contributions. In the event that Trading Cove requires additional funds, and subject to unanimous approval by the partners, the partners may make loans on a PRO RATA basis, based on their respective partnership interests. Such loans are non-recourse and unsecured and bear interest at an annual rate of 2 percent above the prime rate.

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

In the event that a capital call is made and the Company elects not to make the requested capital contribution, Kerzner Investments may, at its election, pay such contributions, which payment shall be deemed, at the election of Kerzner Investments, to be either (i) a loan to the Company or (ii) a capital contribution by Kerzner Investments, thereby increasing Kerzner Investments' partnership interest and diluting the Company's partnership interest. The 8.625% Senior Notes Indenture limits the Company's ability to make further capital contributions to TCA.

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

Until midnight December 31, 1999, TCA was the exclusive manager of the Mohegan Sun. Under the Management Agreement, the Tribe had granted to TCA the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun and all other related facilities that are owned by the Tribe or any of its instrumentalities, including the Authority, and to train members of the Tribe and others in the management of the Mohegan Sun.

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

The Management Agreement is filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the Commission (File No. 333-17795) and declared effective on May 15, 1997, and is incorporated herein by reference.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

(a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2003 and 2002, $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company)and $0, respectively, had been incurred by TCA in terms of the first priority.

(b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. The Company does not anticipate TCA making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2003, these capital contributions aggregated $8,000,000. From January 1, 2000 to December 31, 2003, $8,000,000 has been repaid to the partners of TCA, 50 percent to the Company and 50 percent to Kerzner Investments.

As of December 31, 2003, $0 in capital contributions remained outstanding.

(c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

(d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2003. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2003 was approximately $507,000.

(e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 27, 2004 and on January 28, 2003, $1,250,000 was distributed in terms of the fifth priority.

(f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this sixth priority were made during 2001.

(g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments as distributions. On January 27, 2004 and January 28, 2003, $12,669,636 ($6,334,818 to each of Kerzner Investments and the Company) and $22,043,000 ($11,025,500 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

(h) Eighth,  to  distribute  all excess cash.  On January 27, 2004,  $10,926,597
($5,463,298  to  Kerzner   Investments   and  $5,463,299  to  the  Company)  was
distributed as excess cash.

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

The Amended and Restated Omnibus Financing Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 333-17795), as accepted by the Commission on November 14, 1997, and is incorporated herein by reference.

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

F. THE MOHEGAN SUN

The Authority owns and operates the Mohegan Sun, an approximately 3.0 million square foot full-service gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. The Mohegan Sun opened in October 1996. The Mohegan Sun is one of two legally authorized gaming operations in New England offering both traditional slot machines and table games.

The full-service gaming and entertainment complex includes the following:

CASINO OF THE EARTH. The Casino of the Earth, the original casino at the Mohegan Sun, has approximately 176,500 square feet of gaming space and offers approximately 3,640 slot machines and 160 table games (including, but not limited to, blackjack, roulette, craps and baccarat). Food and beverage amenities, include three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a New York style delicatessen, a coffee shop, a ten-station food court featuring international and domestic cuisine and multiple service bars for a total of approximately 1,800 restaurant seats. An approximately 10,000 square foot, 410-seat lounge features live entertainment seven days a week. There is an approximately 9,000 square foot simulcasting race book facility, and four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

CASINO OF THE SKY. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers approximately 2,400 slot machines and 110 table games (including, but not limited to, blackjack, roulette, craps and baccarat). Food and beverage amenities, include two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Mohegan Sun, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,200 restaurant seats, Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party, the Mohegan Sun Arena with seating for up to 10,000, a 300-seat cabaret, a child care facility and an arcade-style recreation area operated by a third party, The Shops at Mohegan Sun containing approximately 29 different retail shops, four of which are owned by the Authority, an approximately 1,200-room luxury hotel with room service, a 20,000 square foot spa operated by a third party and approximately 100,000 square feet of convention space.

As of September 30, 2003, Mohegan Sun had parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline station and convenience center located adjacent to the Mohegan Sun.

The Authority formed the Mohegan Basketball Club, ("MBC") , for the purpose of holding a membership in the Women's National Basketball Association ("WNBA") and owning and operating a professional basketball team in the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counter claims in full, which motion was denied on April 14, 2003.

Discovery has commenced and is ongoing. Jury selection is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004.

The Company believes that it has meritorious defenses and intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2003.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not applicable. The Company did not sell any of its equity securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA


                                                  FOR THE YEAR ENDED
                      -------------------------------------------------------------------------
                            2003           2002           2001           2000           1999
                                                                                    (UNAUDITED)
                      -------------  -------------  -------------  -------------  -------------
Revenue
 Organizational and
   administrative
   fee income-
   Trading Cove
   Associates         $          --  $          --  $          --  $          --  $  15,431,038
 25% of
   relinquishment
   payments-
   Trading Cove
   Associates                    --             --             --             --             --
 Interest and
   dividend income               --             --             --             --             --
 Subordinated notes
   fee income-
   Trading Cove
   Associates                    --             --             --             --      4,424,588
 Management
   services income-
   Trading Cove
   Associates                    --             --             --             --      1,664,699
 Completion
   guarantee notes
   fee income-
   Trading Cove
   Associates                    --             --             --             --      1,119,063
                      -------------  -------------  -------------  -------------  -------------
 Total revenue                   --             --             --             --     22,639,388

Total expenses          (24,751,861)   (13,102,082)   (13,579,600)   (13,490,367)   (24,789,253)

Interest and
dividend income             123,634        534,012      1,330,711      1,894,738      6,144,502
Equity in income
(loss) of Trading
Cove Associates          28,519,860     24,601,380     18,823,461     14,068,067     (1,552,494)
                      -------------  -------------  -------------  -------------  -------------
Net income            $   3,891,633  $  12,033,310  $   6,574,572  $   2,472,438  $   2,442,143
                      =============  =============  =============  =============  =============

OTHER DATA
 Interest expense     $  19,481,783  $  11,080,139  $  11,560,994  $  11,641,049  $  19,045,076
 Net increase
   (decrease) in cash and cash
   equivalents        $     233,470  $   1,087,653  $    (453,072) $ (56,313,596) $  57,554,273



                                               FOR THE YEAR ENDED
                      -------------------------------------------------------------------------
                           2003           2002           2001          2000           1999
                                                                                   (UNAUDITED)
                      -------------  -------------  -------------  -------------  -------------
YEAR-END STATUS
Total current assets  $  11,523,049  $  15,010,697  $  29,769,455  $  46,519,473  $  97,093,319
 Trading Cove
   Associates-equity
   investment            16,965,487     11,972,338     10,639,562     (7,362,921)   (20,907,876)
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.       4,162,049      4,540,039      4,918,029      5,296,019      5,674,009
 Deferred financing
   costs net of
   accumulated
   amortization           3,568,059      2,643,338      3,010,202      3,377,066      3,781,051
 Fixed assets, net
   of accumulated
   depreciation                 916         11,696         22,476         33,256         44,036
                      -------------  -------------  -------------  -------------  -------------
Total assets          $  36,219,560  $  34,178,108  $  48,359,724  $  47,862,893  $  85,684,539
                      =============  =============  =============  =============  =============
 Total current
   liabilities        $   4,038,332  $   3,133,192  $   3,400,556  $   3,481,637      3,576,539
 9.50% senior
   notes payable                 --    108,007,000    115,434,000    119,691,000    122,159,000
 8.625% senior
   notes payable        153,088,000             --             --             --             --

                      -------------  -------------  -------------  -------------  -------------
 Total liabilities    $ 157,126,332  $ 111,140,192  $  118,834,556 $ 123,172,637  $ 125,735,539
                      -------------  -------------  -------------  -------------  -------------
 Member's
   deficiency         $(120,906,772) $ (76,962,084) $ (70,474,832) $ (75,309,744) $ (40,051,000)
                      =============  =============  =============  =============  =============


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

The Company does not conduct any business operations other than in connection with its role as a general partner of Trading Cove, activities incidental to the issuance of the 8.625% Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the 8.625% Senior Notes Indenture from engaging in any other business activities. The Company intends to fund its operating debt service and capital needs from cash flows from Trading Cove and from cash flows (dividend and interest) from temporary investments.

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

As of December 31, 2003, the Company has an aggregate long-term senior indebtedness of $153,088,000, consisting of the 8.625% Senior Notes. On March 15, 2004, $7,302,00 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 108.625%. The Authority is also highly leveraged. As of December 31, 2003, the Authority had a total of approximately $1.087 billion of indebtedness outstanding.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following:

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

In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, Trading Cove will receive distributions (if at all) on a pari passu basis with all other holders of the Authority's senior unsecured indebtedness with respect to the senior relinquishment payments from the assets remaining after the Authority has paid all of its senior secured indebtedness and with all other holders of subordinated indebtedness with respect to the junior relinquishment payments from the assets remaining after the Authority has paid all of its senior indebtedness. However, the Relinquishment Agreement requires that amounts otherwise payable to Trading Cove in a bankruptcy or similar proceeding of the Authority be paid to holders of senior secured indebtedness, with respect to the senior and junior relinquishment payments, and to holders of senior indebtedness, with respect to junior relinquishment payments, until they are paid in full, instead of to Trading Cove. For that reason, Trading Cove may receive less, ratably, than holders of senior unsecured indebtedness and junior indebtedness of the Authority in any such proceeding. In any of these cases, the Authority may not have sufficient funds to pay all of its creditors and Trading Cove may receive less, ratably, than the holders of the Authority's senior indebtedness.

For the year ending September 30, 2003, the annual minimum priority distribution to the Mohegan Tribe was $15.1 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index. The Authority will be permitted to borrow substantial additional indebtedness, including senior secured indebtedness, in the future.

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

The 8.625% Senior Notes are not collateralized by a pledge of the Company's partnership interest in Trading Cove. Accordingly, in the event of an acceleration under the 8.625% Senior Notes Indenture, the trustee under the 8.625% Senior Notes Indenture will not be able to foreclose upon the equity in Trading Cove.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at December 31, 2003 was approximately $507,00), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

The Company may transfer it right to buy under the buy/sell provision of the TCA Partnership Agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investments partnership interest. If the Company were to elect to buy Kerzner Investments partnership interest other than with funds provided by the Waterford Group, the 8.625% Senior Notes Indenture requires the Company to redeem the 8.625% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient for the Company to redeem the 8.625% Senior Notes on satisfactory terms, or at all.

If the Company were to sell its partnership interest in Trading Cove, it is possible that the amount the Company receive's would be insufficient to pay all amounts due on the 8.625% Senior Notes. If the Company were to concur with Kerzner Investments with respect to the point of dispute, it cannot assure you that Kerzner Investments' position would not have a material adverse effect on the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

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

The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40 percent of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75 percent of all registered voters of the Mohegan Tribe. As of September 30, 2003, the Mohegan Tribe had approximately 960 voting members. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of Trading Cove to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

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

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. Last year the New York courts rejected the validity of the St. Regis Mohawk compact because it had not been approved by the legislature. Bills have been introduced this year in both the New York State Senate and Assembly to approve the compact but neither body has yet passed a bill. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Band of Mohican Indians (the "Stockbridge-Munsee Tribe"), have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region. The agreement has three sections, one of which is gaming. Because of a change in tribal leadership, all three parts are now subject to renegotiation and all final agreements will be subject to tribal referendum. The Cayuga Nation of New York recently partnered with Empire Resorts, Inc. to develop a gaming business in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations, including the Historic Eastern Pequot Tribe of Connecticut (whose status is being challenged), the Schaghticoke Tribal Nation of Connecticut (whose status is subject to challenge), the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes. A recent state wide referendum in Maine rejected any off-reservation Indian casino gaming.

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Connecticut, these include the Golden Hill Paugussett Tribe; in Massachusetts, the groups include the Mashpee Wampanoag and the two Nipmuck Bands that border on the State of Connecticut - the Hassanamisco Band and the Chaubunagungamaug Band. The Golden Hill received a proposed negative determination and is in an extended response period (i.e. beyond the initial 180 day response period) after which the Department of the Interior will issue its final determination. The Nipmuck Bands both received proposed negative findings and have submitted responses. They are awaiting final determinations from the Department of the Interior expected in May 2004; the Mashpee is awaiting a proposed finding.

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

Under federal law, gaming on Indian land is dependent on the permissibility under state law of certain forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on the ability of the Authority to conduct gaming. In fact, the State of Connecticut repealed the Las Vegas Casino Nights statute in 2003, but the state attorney general has opined that this will not affect the two existing Indian gaming compacts.

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

2 - EQUITY INVESTMENTS - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.5 percent interest in TCA. This amount is amortized over the term of the related agreement. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned by TCA pursuant to the Relinquishment Agreement with the Authority. Distributions are recorded when received.

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




(1) As of December 31, 2003, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $145,786,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. At December 31, 2003, the Company had an aggregate long-term senior indebtedness of $153,088,000. On March 15, 2004, $7,302,000 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 108.625%. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15 and September 15 at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15 and September 15 of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

E - OVERVIEW OF CURRENT AND FUTURE CASH FLOWS

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 8.625% Million Senior Notes and additional investments in TCA that may be required in connection with the Project Sunburst expansion. No assurance, however, can be given that the operating cash flow will be sufficient for that purpose.

1 - SOURCES OF INCOME AND CASH FLOWS

The Company has one primary source of income and cash flow: equity income and distributions from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees payments by the Authority to TCA.

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 28, 2003, July 28, 2003, October 28, 2003 and January 27, 2004, the Company received $2,876,707, $6,365,797, $3,512,706 and $11,798,117, respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately
(a) $65,100,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2003, and
(b) $168,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.


On April 26, 2002, July 26, 2002, October 28, 2002 and January 28, 2003, the Company received $1,821,000, $9,790,000, $3,550,000 and $11,221,500, respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately
(a) $58,509,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2002, and
(b) $1,316,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

F - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002

Total expenses for the twelve months ended December 31, 2003 were $24,751,861 compared with $13,102,082 for the twelve months ended December 31, 2002. (a) Interest expense increased by $8,401,644 due primarily to the redemption of the 9.50% Senior Notes in the principal amount of $102,349,000 at the tender premium of approximately $7,164,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million, (b) salaries-related parties increased by $65,912 due to the increase in Revenues of the Mohegan Sun, (c) general and administrative costs increased by $121,363 (primarily attributable to (1) an increase in legal and other expenses related to the defense of the Leisure litigation, as described in Item 3, of approximately $106,900, (2) an increase in insurance expense of approximately $8,800, (3) an increase in Commission filing expense of approximately $8,900, (4) an increase in accounting fees of approximately $15,400 and (5) by an increase in rating agency fees of approximately $9,600 and offset by (1) a decrease in bank sweep fees of approximately $15,900 and (2) by a decrease in other legal expenses of approximately $11,400), (d) 9.50% Senior Notes tender expense increased by $509,414 due to the redemption of the 9.50% Senior Notes and (e) amortization on deferred financing costs increased by $2,551,446 due primarily to the redemption of the 9.50% Senior Notes, the issuance of the 8.625% Senior Notes and the additional amortization due to the mandatory redemption of the 8.625% Senior Notes on September 15, 2003.

Equity in income of Trading Cove Associates for the year ended December 31, 2003 was $28,519,860, compared with $24,601,380 for the year ended December 31, 2002. The Company has included amortization of purchased interests of $440,028 in each year's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and the Development Agreement. In addition, interest and dividend income decreased by $410,378.

As a result of the foregoing factors the Company experienced net income of $3,891,633 for the year ended December 31, 2003, compared with net income of $12,033,310 for the year ended December 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2002 AND 2001

Total expenses for the twelve months ended December 31, 2002 was $13,102,082 compared with $13,579,600 for the twelve months ended December 31, 2001. (a) Interest expense decreased by $480,855 due primarily to the redemption of the 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002, respectively, (b) salaries - related parties increased by $127,933 due to the increase in Revenues of the Mohegan Sun and (c) general and administrative costs decreased by $124,596 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as described in Item 3, totaling approximately $156,000, and offset by (1) an increase in insurance expense of approximately $17,600, (2) an increase in miscellaneous expense of approximately $6,400 and (3) an increase in accounting fees of approximately $8,300).

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

LIQUIDITY AND CAPITAL RESOURCES

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik and LMW Investments, Inc. in forming the Company. In connection with the offering of the 12.75% Senior Notes, the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the 12.75% Senior Notes to purchase RJH Development Corp.'s interests in TCA.


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

In connection with the offering of the 9.50% Senior Notes, the Company used approximately $72 million to repurchase the 12.75% Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, and paid the final $2 million to Leisure.


On December 30, 1999, the Authority paid to the holders of the Authority subordinated notes, an amount to satisfy all obligations of such Authority subordinated notes. The Company received $44,403,517 from the Authority. On December 30, 1999, TCA distributed $10,536,543 to its partners. The Company received $5,268,272.

On January 4, 2000 in accordance with the terms of the 9.50% Senior Notes indenture, dated as of March 17, 1999 between the Company and Finance, as issuers, and State Street Bank and Trust Company, as trustee, and the Security and Control Agreement, dated as of March 17, 1999 between the Company and Finance and State Street Bank and Trust Company, $15,000,000 was transferred to restricted investments ("Interest Reserve Account").

On January 4, 2000 also in accordance with the terms of the 9.50% Senior Notes indenture, the Company distributed $34,671,789 to its member Waterford Group.

On November 1, 2002, the Company distributed $15,000,000 to Waterford Group, as a Permitted Dividend, in accordance with the terms of the 9.50% Senior Notes indenture.

In connection  with the offering of the 8.625%  Senior  Notes,  the Company used
approximately   $111.8   million  to  repurchase  the  9.50%  Senior  Notes  and
distributed $44.5 million to Waterford Group.

During  1999,  2000,  2001,  2002,  on January  13,  2003 and April 10, 2003 the
Company distributed $886,285, $3,059,393, $1,739,660, $3,520,562, $1,290,900 and
$1,947,341, respectively, to Waterford Group as tax distributions, in accordance with the terms of the applicable indentures.

On September 15, 2003 $98,080 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $120,907,000 and $76,962,000 at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $3,111,417 and $10,639,911, respectively.

Current assets decreased from $15,010,697 at December 31, 2002 to $11,523,049 at December 31, 2003. The decrease was primarily attributable to the scheduled semi-annual payment of interest on March 15, 2003 on the 9.50% Senior Notes in the amount of approximately $5,130,000, by the redemption on March 15, 2003 of 9.50% Senior Notes in the principal amount of $5,658,000, by the redemption on June 11, 2003 of 9.50% Senior Notes, by the redemption on September 15, 2003 of 8.625% Senior Notes in the principal amount of $1,912,000, by the distributions to Waterford Group during the period of approximately $47,836,000 and offset by approximately $3,111,400 of cash provided by operations, by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement and by proceeds from the 8.625% Senior Notes issuance.

Current liabilities increased from $3,133,192 at December 31, 2002 to $4,038,332 at December 31, 2003. The increase was primarily attributable to an increase in accrued interest on senior notes payable of approximately $866,600 and by an increase in accrued expenses and accounts payable of approximately $38,500 (primarily attributable to an increase in amounts due for salaries-related parties of approximately $3,600, by an increase in amounts due for accounting services of approximately $14,300 and by an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part I: Item 3 Legal Proceedings, of approximately $29,300 and offset by a decrease in other legal fees of approximately $10,000).

For the years ended December 31, 2003 and 2002 net cash provided by investing activities (as shown in the Statement of Cash Flows) was $3,720,405 and $16,395,304, respectively. The net cash provided by investing activities in 2003 was primarily the result of maturities and (purchases) of restricted investment-net of approximately $3,720,400 and distributions from TCA of $450,000 and offset by contributions to TCA of $450,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). The net cash provided by investing activities in 2002 was primarily the result of maturities and (purchases) of restricted investments-net of approximately $15,845,000, distributions from TCA of $1,550,000 and offset by contributions to TCA of $1,000,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun).

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of December 31, 2003 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the twelve months ended December 31, 2003 and 2002, net cash used in financing activities (as shown in the Statements of Cash Flows) was $6,598,352 and $25,947,562, respectively. The net cash used in financing activities in 2003 was primarily the result of the redemption of the 9.50% Senior Notes in the principal amount of $5,658,000 on March 15, 2003, by the redemption of the 9.50% Senior Notes on June 11, 2003 in the principal amount of $102,349,000, by the redemption of the 8.625% Senior Notes on September 15, 2003 in the principal amount of $1,912,000, by deferred financing costs of approximately $3,843,000 and by distributions to Waterford Group of $47,836,321 and offset by the proceeds from the 8.625% Senior Notes issuance in the principal amount of $155,000,000. The net cash used in financing activities in 2002 was primarily the result of the redemption of the 9.50% Senior Notes in the principal amounts of $4,031,000 and $3,396,000 on March 15, 2002 and September 15, 2002,
respectively, and by distributions to the Company's member Waterford Group of approximately $18,521,000.

Pursuant to the terms of the 8.625% Senior Notes Indenture, if the Company and Finance have any Company Excess Cash, as defined in the 8.625% Senior Notes Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. On August 1, 2003 the Company and Finance had Company Excess Cash of $5,568,186, as defined in the 8.625% Senior Notes Indenture, and after deducting i) all required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made which totaled $3,490,729, the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

On February 1, 2004 the Company and Finance had Company Excess Cash (which totaled $14,533,996), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $6,601,920), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $7,932,076, and accordingly on March 15, 2004 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $7,302,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

On March 15, 2004 approximately $349,200 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2003 and 2002. The fair market value of the Company's long-term debt at December 31, 2003 and 2002 is estimated to be approximately $163,804,000 and $111,787,000, respectively, based on the quoted market price for the same issue.


The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.01% and matured March 10, 2004 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and notes thereof are filed as part of this report and appear in this annual report on Form 10-K beginning on page 34.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

NAME                       AGE                     POSITION
----                       ---                     --------
Len Wolman                 49          Chairman of the Board and Chief Executive
                                     Officer
Alan Angel                 47          Chief Financial Officer
Del J. Lauria              55          Director and Secretary
Mark Wolman                46          Director
Stephan F. Slavik          57          Director
Richard Slavik             53          Vice President


LEN WOLMAN. Mr. Len Wolman has been the Chairman of the Board of Directors and the Chief Executive of the Company since its formation. Since 1986, Mr. Len Wolman has been the Chairman of the Board of Directors and the Chief Executive Officer of the Waterford Hotel Group, Inc. Mr. Len Wolman is the Company's designated representative to TCA under the TCA Partnership Agreement. Mr. Len Wolman was instrumental in the formation of the relationship between Trading Cove and the Mohegan Tribe and had been actively working with the Mohegan Tribe in connection with obtaining federal recognition, acquiring the site for the Mohegan Sun and obtaining the financing to construct the Mohegan Sun. Mr. Len Wolman was actively involved in the development, construction and operation of the Mohegan Sun. Mr. Len Wolman has served as President and Chief Executive Officer of Finance since its inception. Mr. Len Wolman is a Director and Officer of Slavik, one of the Waterford Group's members. Mr. Len Wolman is the brother of Mr. Mark Wolman. Mr. Len Wolman's wife and Mr. Angel's wife are sisters.

ALAN ANGEL. Mr. Angel became Chief Financial Officer of the Company in January 1999. Since 1997, Mr. Angel has been the Chief Financial Officer of Mystic Suites, L.L.C. Mystic Suites, L.L.C. is a commercial development firm based in Eastern Connecticut which currently holds an ownership interest in a number of hotels managed by the Waterford Hotel Group, Inc. Prior to joining Mystic Suites, L.L.C., Mr. Angel resided in South Africa and served as Chief Financial Officer of Rowan & Angel cc. Mr. Angel is a certified public accountant and a chartered accountant. Mr. Angel has over 20 years of accounting experience. Mr. Angel's wife and Mr. Len Wolman's wife are sisters.

DEL J. LAURIA. Mr. Lauria became a Director, Chief Financial Officer and Secretary of the Company upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel. Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte & Touche and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

MARK WOLMAN. Mr. Mark Wolman became a Director of the Company upon its formation. Mr. Mark Wolman is the president of Wolman Homes, Inc. Wolman Homes, Inc. is a commercial development and construction firm based in Eastern Connecticut. Mr. Mark Wolman has been working with the Mohegan Tribe since 1992 and had been instrumental in assisting the Mohegan Tribe in obtaining a number of governmental approvals in connection with the development and construction of the Mohegan Sun. Mr. Mark Wolman is a Director of Slavik. Mr. Mark Wolman is the brother of Mr. Len Wolman.

STEPHAN F. SLAVIK. Mr. Slavik was appointed a Director of the Company on April 9, 2001. Mr. Slavik is the President of Michigan based Slavik Builders. Mr. Slavik has over 30 years of experience with all phases of land planning, product design, estimating and site construction in single family, multiple and commercial design/build developments. Mr. Slavik is a Director and Vice President of Slavik. Mr. Slavik is the brother of Mr. Richard Slavik.

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

In light of the Company's limited operations and the fact that the Company's interest in TCA is its principal asset and source of income and cash flow, the Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.


NAME                      YEAR ENDED                SALARY
----                      ----------                ------
Len Wolman(1)                2003               $  900,998
                             2002               $  835,086
                             2001               $  707,153

Del Lauria                   2003               $        -
                             2002               $        -
                             2001               $        -

Stephan F. Slavik            2003               $        -
                             2002               $        -
                             2001               $        -

Mark Wolman                  2003               $        -
                             2001               $        -
                             2001               $        -


(1) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the years ended December 31, 2003, 2002, and 2001, $900,998, $835,086 and $707,153, respectively, was paid to Mr. Len Wolman pursuant to the employment contract.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  DEVELOPMENT SERVICES AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

As noted in the section above entitled "Business - Trading Cove Associates Material Agreements - Development Agreement and Related Agreements", on February 9, 1998, TCA and KIML, an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, which equals 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000.

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

On April 26, 2000, July 26, 2000, January 26, 2001 and July 28, 2003 TCA paid $3,095,000, $1,238,000, $6,474,000 and $9,157,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875, $1,348,534, and $1,907,403, respectively, and Construction paid The Slavik  Company  $92,190,  $36,876,  $192,840 and $259,121 on April 26,
2000, July 26, 2000, January 26, 2001 and July 28, 2003, respectively.

At December 31, 2003 the accrued liability to Kerzner Investments pursuant to the Development Services Agreement Phase II was approximately $507,000.

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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00 percent to .10 percent) to be determined using a formula attached to the employment agreement, which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2003, 2002 and 2001, the Company paid and incurred $900,998, $835,086 and $707,153, respectively, as an expense pursuant to Len Wolman's employment agreement.

                        OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003, 2002, and 2001 approximately $42,000, $46,000 and $46,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, in 2003, 2002 and 2001, TCA paid and incurred approximately $962,000, $0 and approximately $856,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for each of the years ended December 31, 2003, 2002 and 2001 was $6,480.

Waterford Group, Slavik Suites, Inc. and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in Southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

For the year ended December 31, 2003

Audit fees                                              $ 264,000
Tax fees                                                    2,250
All other fees
     Analyses of propsed buyout of a contract              17,250
                                                        ---------
 Total                                                  $ 283,500
                                                        =========


For the year ended December 31, 2002

Audit fees                                              $  34,750
Tax fees                                                      750
All other fees
     Excess cash certification                  1,500
     Internal revenue services audit            4,950
     Permitted dividend certification           1,125       7,575
                                                -----   ---------
 Total                                                  $  43,075
                                                        =========

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) EXHIBITS

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

    (ix) Filed herewith.

b) FINANCIAL STATEMENTS SCHEDULES



INDEX TO FINANCIAL STATEMENTS


WATERFORD GAMING, L.L.C.
Report of Independent Auditors                                  F-1
Financial Statements:
Balance Sheets as of December 31, 2003 and 2002                 F-2
Statements of Income for the years ended
        December 31, 2003, 2002 and 2001                        F-3
Statements of Changes in Member's Deficiency for the
        years ended December 31, 2003, 2002 and 2001            F-4
Statements of Cash Flows for the years ended
        December 31, 2003, 2002 and 2001                        F-5
Notes to Financial Statements                                   F-6

TRADING COVE ASSOCIATES
Report of Independent Auditors                                  F-18
Financial Statements:
Balance Sheets as of December 31, 2003 and 2002                 F-19
Statements of Operations for the years ended
        December 31, 2003, 2002 and 2001                        F-20
Statements of Changes in Partner's Capital
        (Deficiency)for the years ended
           December 31, 2003, 2002 and 2001                     F-21
Statements of Cash Flows for the years ended
        December 31, 2003, 2002 and 2001                        F-22
Notes to Financial Statements                                   F-23

                         REPORT OF INDEPENDENT AUDITORS


To the Member of Waterford Gaming, L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
March 24, 2004

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2003 and 2002

                        ---------------------------------

                                                                                       2003                     2002
                                                                                  ---------------          ---------------

                  ASSETS

Current assets
     Cash and cash equivalents                                                      $  4,892,072             $  4,658,602
     Restricted investments                                                            6,623,725               10,344,130
     Other current assets                                                                  7,252                    7,965
                                                                                  ---------------          ---------------

        Total current assets                                                          11,523,049               15,010,697
                                                                                  ---------------          ---------------

Trading Cove Associates - equity investment                                           16,965,487               11,972,338
Beneficial interest - Leisure Resort Technology, Inc.                                  4,162,049                4,540,039
Deferred financing costs, net of accumulated amortization of $274,972
        and $1,391,838 at December 31, 2003 and 2002, respectively                     3,568,059                2,643,338
Fixed assets, net of accumulated depreciation of $53,002 and $42,222 at
        December 31, 2003 and 2002, respectively                                             916                   11,696
                                                                                  ---------------          ---------------

        Total assets                                                                $ 36,219,560             $ 34,178,108
                                                                                  ===============          ===============


                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                          $    150,535             $    111,996
     Accrued interest on senior notes payable                                          3,887,797                3,021,196
                                                                                  ---------------          ---------------

        Total current liabilities                                                      4,038,332                3,133,192
                                                                                  ---------------          ---------------

9.50% senior notes payable                                                                   ---              108,007,000
8.625% senior notes payable                                                          153,088,000                      ---
                                                                                  ---------------          ---------------

        Total liabilities                                                            157,126,332              111,140,192
                                                                                  ---------------          ---------------

Contingencies

Member's deficiency                                                                 (120,906,772)             (76,962,084)
                                                                                  ---------------          ---------------

        Total liabilities and member's deficiency                                   $ 36,219,560             $ 34,178,108
                                                                                  ===============          ===============



The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2003, 2002 and 2001

                          -----------------------------

                                                                       2003                 2002                2001
                                                                -------------------  ------------------- -------------------
      Expenses
           Interest expense                                           $ 19,481,783         $ 11,080,139        $ 11,560,994
           Salaries - related parties                                      900,998              835,086             707,153
           General and administrative                                      552,586              431,223             555,819
           9.50% senior notes tender expense                               509,414                  ---                 ---
           Amortization of beneficial interest -
              Leisure Resort Technology, Inc.                              377,990              377,990             377,990
           Amortization on deferred financing costs                      2,918,310              366,864             366,864
           Depreciation                                                     10,780               10,780              10,780
                                                                -------------------  ------------------- -------------------

                   Total expenses                                       24,751,861           13,102,082          13,579,600
                                                                -------------------  ------------------- -------------------


           Interest and dividend income                                    123,634              534,012           1,330,711
           Equity in income of
              Trading Cove Associates                                   28,519,860           24,601,380          18,823,461
                                                                -------------------  ------------------- -------------------

                   Net income                                          $ 3,891,633         $ 12,033,310         $ 6,574,572
                                                                ===================  =================== ===================




The accompanying notes are an integral part of these financial statements.

                                       F-3

                            Waterford Gaming, L.L.C.

                  Statements of Changes in Member's Deficiency

              For the years ended December 31, 2003, 2002 and 2001

                          -----------------------------



      Balance, January 1, 2001                                                 $ (75,309,744)

      Distributions                                                               (1,739,660)

      Net income                                                                   6,574,572
                                                                              ---------------

      Balance, December 31, 2001                                                 (70,474,832)

      Distributions                                                              (18,520,562)

      Net income                                                                  12,033,310
                                                                              ---------------

      Balance, December 31, 2002                                                 (76,962,084)

      Distributions                                                              (47,836,321)

      Net income                                                                   3,891,633
                                                                              ---------------

      Balance, December 31, 2003                                               $(120,906,772)
                                                                              ===============




The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2003, 2002 and 2001

                          -----------------------------


                                                                            2003             2002             2001
                                                                       ---------------  ---------------  ---------------

Cash flows from operating activities
    Net income                                                           $  3,891,633     $ 12,033,310     $  6,574,572
                                                                       ---------------  ---------------  ---------------

    Adjustments to reconcile net income
       to net cash provided by operating activities
          Amortization                                                      3,296,300          744,854          744,854
          Depreciation                                                         10,780           10,780           10,780
          Equity in income of Trading Cove Associates                     (28,519,860)     (24,601,380)     (18,823,461)
          Operating distributions from Trading Cove Associates             23,526,711       22,718,604        1,370,975
          Changes in operating assets and liabilities
             Decrease in due from Trading Cove Associates                         ---              ---       15,580,878
             Decrease in other current assets                                     713            1,107           17,424
             Increase (decrease) in accrued expenses
                and accounts payable                                           38,539          (59,614)          37,996
             Increase (decrease) in accrued interest on
                senior notes payable                                          866,601         (207,750)        (119,077)
                                                                       ---------------  ---------------  ---------------
                     Total adjustments                                       (780,216)      (1,393,399)      (1,179,631)
                                                                       ---------------  ---------------  ---------------

                     Net cash provided by operating activities              3,111,417       10,639,911        5,394,941
                                                                       ---------------  ---------------  ---------------

Cash flows from investing activities
    Contributions to Trading Cove Associates                                 (450,000)      (1,000,000)      (1,350,000)
    Distributions from Trading Cove Associates                                450,000        1,550,000          800,000
    Maturities and (purchases) of restricted investments - net              3,720,405       15,845,304          698,647
                                                                       ---------------  ---------------  ---------------
                     Net cash provided by
                          investing activities                              3,720,405       16,395,304          148,647
                                                                       ---------------  ---------------  ---------------

Cash flows from financing activities
    Redemption of  9.50% senior notes                                    (108,007,000)      (7,427,000)      (4,257,000)
    Proceeds of 8.625% senior notes issuance                              155,000,000              ---              ---
    Redemption of  8.625% senior notes                                     (1,912,000)             ---              ---
    Deferred financing costs                                               (3,843,031)             ---              ---
    Distributions to member                                               (47,836,321)     (18,520,562)      (1,739,660)
                                                                       ---------------  ---------------  ---------------
                     Net cash used in
                          financing activities                             (6,598,352)     (25,947,562)      (5,996,660)
                                                                       ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                          233,470        1,087,653         (453,072)

Cash and cash equivalents at beginning of year                              4,658,602        3,570,949        4,024,021

                                                                       ---------------  ---------------  ---------------
Cash and cash equivalents at end of year                                 $  4,892,072     $  4,658,602     $  3,570,949
                                                                       ===============  ===============  ===============


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                               $ 18,615,181     $ 11,287,889     $ 11,680,071
                                                                       ===============  ===============  ===============




The accompanying notes are an integral part of these financial statements.




                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns a partnership interest in Trading Cove Associates ("TCA"), a Connecticut general partnership, and invested in certain notes issued by the Mohegan Tribal Gaming Authority (the "Authority"). The Company is governed by a Board of Directors pursuant to the limited liability company agreement (the "Agreement"). In June 2003, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 Million 9.5% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the "$65 Million Senior Notes"). In connection with the issuance by the Company's and Finance's $125 Million Senior Notes, each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. ("Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company which are as follows:



Slavik Suites, Inc.                     67.7967%
LMW Investments, Inc.                   32.2033%
                                       ---------
                                       100.0000%
                                       =========



The Agreement is effective until September 30, 2020 and may be terminated by the member or any other event as stated in the Agreement.

In connection with the $125 Million Senior Notes offering, the Company distributed $37,050,000 to Waterford Group, L.L.C. during March 1999. During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group during January 2000. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes. In connection with the 8.625% Senior Notes offering, the Company distributed approximately $44,500,000 to Waterford Group during June 2003. Tax distributions totaling approximately $12,444,000 were made by the Company during 1999, 2000, 2001, 2002 and 2003. In addition the Company distributed approximately $98,100 to Waterford Group during September 2003 in accordance with the terms of the indenture relating to the 8.625% Senior Notes (the "8.625% Senior Notes Indenture"). On March 15, 2004 the Company distributed approximately $349,200 to Waterford Group in accordance with the 8.625% Senior Notes Indenture.


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Method

The accrual method of accounting is used in the preparation of the financial statements.

Cash and Cash Equivalents

Cash  and  cash  equivalents  represent  cash  and  short-term,   highly  liquid
investments with original maturities of three months or less.

Restricted Investments

Restricted investments at December 31, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 1.01% and matured March 10, 2004 and an investment in the First American Treasury Obligations Fund and at December 31, 2002 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 1.64% and matured March 7, 2003, and an investment in the Federated Treasury Obligations Fund. The investments represent a restricted investment fund that has been established with a trustee in terms of the applicable indenture and is reported at cost plus accrued interest, which approximates market.

Trading Cove Associates - Equity Investment

The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price of $10,600,000 paid to a corporation for their 12.5 percent interest in TCA. This amount was initially amortized on a straight-line basis over a 7-year term, which represents the term of the management agreement between TCA and the Authority. Then beginning in March 1999, as a result of the Relinquishment Agreement, as defined, becoming effective the remaining balance is being amortized over 189 months beginning April 1999.

The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions received relies on the fees earned by TCA pursuant to its Relinquishment Agreement with the Authority. Distributions are recorded when received.

Deferred Financing Costs

All costs incurred with the issuance of the Company's and Finance's 8.625% Senior Notes, were capitalized and are amortized on a straight-line basis over the term of the 8.625% Senior Notes. Additional amortization is recorded when the 8.625% Senior Notes are redeemed. The additional amortization is the amount that the redeemed 8.625% Senior Notes represents of the total deferred financing costs net of accumulated amortization.

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

Concentration of Credit Risk

The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and payments of the related Relinquishment Fees, as defined, by the Authority. Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high credit quality institutions.

Fair Value of Financial Instruments

Fair value of the Company's debt is based on quoted market prices. The carrying value of all other assets and liabilities approximate market.

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

TCA's Partnership Agreement (the "TCA Partnership Agreement") will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50 percent partnership interest in TCA. The remaining 50 percent interest is owned by Kerzner Investments Connecticut, Inc. ("Kerzner Investments"), formerly Sun Cove Limited, an affiliate of Kerzner International Limited ("Kerzner International").

As of December 31, 2003, 2002 and 2001 the following summary information relates to TCA. Total revenues and net income are for the years ended December 31, 2003, 2002 and 2001.



                                                 2003            2002             2001
                                            -------------    ------------     ------------
Total current assets                        $  26,143,405    $ 24,501,961     $ 20,628,646
                                            =============    ============     ============

Total assets                                $  28,582,603    $ 27,166,723     $ 23,522,567
Total liabilities                              (1,070,719)    (10,521,195)     (10,422,645)
                                            -------------    ------------     ------------
Partners' capital                           $  27,511,884    $ 16,645,528     $ 13,099,922
                                            =============    ============     ============

Total revenue                               $  69,797,608    $ 59,065,491     $ 46,969,145
                                            =============    ============     ============

Net income                                  $  62,919,777    $ 55,082,815     $ 43,526,978
                                            =============    ============     ============

As of December 31, 2003, 2002 and 2001, the following summarizes the Company's investment in TCA.


                                                 2003            2002             2001
                                            -------------    ------------     ------------
  Trading Cove Associates -
   equity investment, beginning
   of year                                  $  11,972,338    $ 10,639,562     $ (7,362,924)
  Contributions                                   450,000       1,000,000        1,350,000
  Distributions                               (23,976,711)    (24,268,604)      (2,170,975)
                                            -------------    ------------     ------------

                                              (11,554,373)    (12,629,042)      (8,183,899)
                                            -------------    ------------     ------------
Income from Trading Cove
  Associates                                   28,959,888      25,041,408       19,263,489
Amortization of interests
  purchased                                      (440,028)       (440,028)        (440,028)
                                            -------------    ------------     ------------
Equity in income of
  Trading Cove Associates                      28,519,860      24,601,380       18,823,461
                                            -------------    ------------     ------------
Trading Cove Associates -
  equity investment, end of year            $  16,965,487    $ 11,972,338     $ 10,639,562
                                            =============    ============     ============



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

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5 percent of "Revenues". Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

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

For the years ended December 31, 2003, 2002 and 2001 the Relinquishment Fees earned were $65,099,533, $58,508,703 and $45,715,318, respectively. The amount of Relinquishment Fees reported are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At December 31, 2003 the Project Sunburst expansion was substantially completed.

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

Date Received by TCA        Development Fee Received
--------------------        ------------------------
 January 15, 2000                 $  1,372,000
 April 20, 2000                        896,000
 July 17, 2000                       1,260,000
 October 13, 2000                    1,372,000
 January 23, 2001                      588,000
 April 16, 2001                      1,582,000
 July 20, 2001                       2,212,000
 October 17, 2001                    1,974,000
 January 25, 2002                    1,260,000
 April 22, 2002                        413,000
 July 19, 2002                         581,000
 October 18, 2002                      238,000
 January 24, 2003                       84,000
 April 15, 2003                        112,000
 October 30, 2003                       56,000
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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. At December 31, 2003, the accrued liability to Kerzner Investments pursuant to the Development Agreement Phase II was approximately $507,000.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2003, and 2002, $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company), and $0, respectively, have been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. The Company does not anticipate TCA making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2003 these capital contributions aggregated $8,000,000. From January 1, 2000 to December 31, 2003 $8,000,000 has been repaid to the partners of TCA, 50 percent to the Company and 50 percent to Kerzner Investments.

          As of December 31, 2003, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2003. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2003 was approximately $507,000.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 27, 2004 and on January 28, 2003, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments as distributions. On January 27, 2004 and January 28, 2003, $12,669,636 ($6,334,818 to each of Kerzner Investments and the Company) and $22,043,000 ($11,025,500 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h)  Eighth,   to  distribute   all  excess  cash.  On  January  27,  2004,
          $10,926,597  ($5,463,298 to Kerzner  Investments and $5,463,299 to the
          Company) was distributed as excess cash.

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


3. BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 7 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure gave up (a) its beneficial interest of 5 percent in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and former partner.

On August 6, 1997, Leisure, a former partner of TCA, filed a lawsuit against TCA, Kerzner Investments, RJH Development Corp. (a former partner of TCA), the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA. In connection with the settlement of all matters related to such suit, pursuant to a settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5 percent of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5 percent of TCA's Excess Cash as defined in the TCA Partnership Agreement, and the Company is now entitled to such fees and such cash.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at December 31, 2003 and 2002, amounts to $2,895,162 and $2,517,172, respectively.

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




The 8.625% Senior Notes provide that upon the occurrence of a Change of Control (as defined in the 8.625% Senior Notes Indenture), the holders thereof will have the option to require the redemption of the 8.625% Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the 8.625% Senior Notes Indenture, if the Company and Finance have any Company Excess Cash, as defined in the 8.625% Senior Notes Indenture, on February 1 or August 1 of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15 or September 15 following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:




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



On August 1, 2003 the Company and Finance had Company Excess Cash (which totaled $5,568,186), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $3,490,729), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $2,077,457, and accordingly on September 15, 2003 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $1,912,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

On February 1, 2004 the Company and Finance had Company Excess Cash (which totaled $14,533,996), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $6,601,920), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $7,932,076, and accordingly on March 15, 2004 the Company and Finance made a mandatory redemption of the 8.625% Senior Notes in the principal amount of $7,302,000 at the redemption price of 108.625%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

In certain circumstances, if either the Company or Kerzner Investments, the Company's partner in TCA, exercises the option to buy or sell partnership interests in TCA, the Company and Finance must redeem the 8.625% Senior Notes.

The 8.625% Senior Notes Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The 8.625% Senior Notes Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves ("IRA"). The IRA consists of an amount of funds equal to the interest payment due on the 8.625% Senior Notes on the following interest payment date. The IRA will be released and the Company can make a permitted distribution to Waterford Group once the Leverage Ratio, as defined in the 8.625% Senior Notes Indenture, is less than or equal to 3.0 to 1.0.

The fair market value of the Company's long term debt at December 31, 2003 and 2002 is estimated to be approximately $163,804,000 and $111,787,000, respectively, based on the quoted market price for the 8.625% Senior Notes and the $125 Million Senior Notes, respectively.

5. $125 MILLION 9.50% SENIOR NOTES PAYABLE:

The $125 Million Senior Notes payable at December 31, 2003 and 2002, was $0 and $108,007,000, respectively, and consisted of the aggregate principal amount of the $125 Million Senior Notes issued on March 17, 1999 by the Company and Finance.

All of the $125 Million Senior Notes were redeemed as part of the Company's and Finance's 8.625% Senior Notes offering on June 11, 2003.

6. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001.


                                           For the            For the               For the
                                          Year Ended         Year Ended           Year Ended
                                      December 31, 2003   December 31, 2002    December 31, 2001
                                      -----------------   -----------------    -----------------

Financial Statement
 net income                           $       3,891,633   $      12,033,310    $       6,574,572
Financial statement equity in
 (income) loss of Trading Cove Associates over tax basis equity in (income) loss of Trading
       Cove Associates                       (4,581,809)            562,075             (394,380)
Other                                             6,124               7,263                6,188
                                      -----------------   -----------------    -----------------
Federal income tax basis
 net income (loss)                    $        (684,052)   $     12,602,648    $       6,186,380
                                      =================   =================    =================


The following is a reconciliation of member's deficiency for financial statement purposes to member's deficiency for federal income tax purposes as of December 31, 2003, 2002 and 2001.




                                           2003              2002               2001
                                      --------------    --------------     --------------
Financial statement member's
 deficiency                           $ (120,906,772)   $  (76,962,084)    $ (70,474,832)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                837,129         4,764,291         5,152,483
Current year financial
 statement net income (over)
 under federal income tax
 basis net income (loss)                  (4,575,685)          569,338          (388,192)
                                      --------------    --------------     --------------
Federal income tax basis
 member's deficiency                  $ (124,645,328)   $  (71,628,455)    $ (65,710,541)
                                      ==============    ===============    ==============


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

On November 15, 2000, the Company and its co-defendants answered the complaint. In addition, the Company and Trading Cove Associates asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counter claims in full, which motion was denied on April 14, 2003.

Discovery has commenced and is ongoing. Jury selection is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004.

The Company believes that it has meritorious defenses and intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends.

8. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS:

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor, equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement.

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

On April 26, 2000, July 26, 2000, January 26, 2001 and July 28, 2003 TCA paid $3,095,000, $1,238,000, $6,474,000 and $9,157,000, respectively, as partial payment of the Development Services Fee Phase II. Construction received $644,688, $257,875, $1,348,534 and $ 1,907,403, respectively, and Construction paid The Slavik  Company  $92,190,  $36,876,  $192,840 and $259,121 on April 26,
2000, July 26, 2000, January 26, 2001 and July 28, 2003 respectively.

At December 31, 2003 TCA has accrued a liability to Kerzner Investments of approximately $507,000 pursuant to the Development Services Agreement Phase II.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay to Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from .00 percent to .10 percent) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2003, 2002 and 2001 the Company paid and incurred $900,998, $835,086 and $707,153, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2003, 2002 and 2001, approximately $42,000, $46,000 and $46,000, respectively, was paid and incurred to the principals and affiliates of the Company as part of TCA's operating expenses. In addition in 2003, 2002 and 2001 TCA paid and incurred approximately $962,000, $0, and approximately $856,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for each of the years ended December 31, 2003, 2002 and 2001 was $6,480.

Waterford Group, Slavik and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of Trading Cove Associates


In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital (deficiency) and of cash flows present fairly, in all material respects, the financial position of Trading Cove Associates (the "Partnership") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP
March 24, 2004


                             Trading Cove Associates

                                 Balance Sheets

                           December 31, 2003 and 2002
                        -------------------------------


                                                                                         2003                     2002
                                                                                         ----                     ----

Assets
Current assets
Cash and cash equivalents                                                         $      798,602           $      744,138
Relinquishment fee receivable                                                         25,339,272               23,669,823
Development fee receivable                                                                   ---                   84,000
Other current assets                                                                       5,531                    4,000
                                                                                  --------------           --------------
        Total current assets                                                          26,143,405               24,501,961
                                                                                  ---------------          --------------

Deferred costs, net of accumulated amortization of $3,060,427 and
    $2,838,909 at December 31, 2003 and 2002, respectively                             2,438,514                2,660,032
Property and equipment, net of accumulated depreciation of $14,651 and
    $48,473 at December 31, 2003 and 2002, respectively                                      684                    4,730
                                                                                  ---------------          --------------

        Total assets                                                              $   28,582,603           $   27,166,723
                                                                                  ===============          ==============


Liabilities and Partners' Capital
Current liabilities
Accounts payable and accrued expenses                                             $       88,972           $      114,856
Subcontracted services payable                                                           474,767                      ---
Development contract loss provision                                                      270,380                5,639,684
Amounts billed in excess of development costs and estimated losses                       236,600                4,766,655
                                                                                  --------------           --------------
        Total current liabilities                                                      1,070,719               10,521,195
                                                                                  --------------           --------------

Commitments and contingencies

Partners' capital                                                                     27,511,884               16,645,528
                                                                                  --------------           --------------

        Total liabilities and partners' capital                                   $   28,582,603           $   27,166,723
                                                                                  ==============           ==============


The accompanying notes are an integral part of these financial statements.




                             Trading Cove Associates

                            Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001
              ----------------------------------------------------

                                                                                 2003            2002            2001
                                                                                 ----            ----            ----

Revenue
      Relinquishment fee                                                   $  65,099,553    $ 58,508,703     $ 45,715,318
      Development services revenue                                             4,698,055         556,788        1,253,827
                                                                           -------------    ------------     ------------

              Total revenue                                                   69,797,608      59,065,491       46,969,145
                                                                           -------------    ------------     ------------


Expenses
      Subcontract payments to partners and
        their affiliates                                                       1,840,346             ---        1,712,791
      Cost of development services revenue                                     4,662,055       1,756,788        1,253,827
      Amortization and depreciation                                              221,818         221,818          221,717
      General and administrative                                                 159,653       2,017,350          287,209
                                                                           -------------    ------------     ------------

              Total expenses                                                   6,883,872       3,995,956        3,475,544
                                                                           -------------    ------------     ------------

      Interest and dividend income                                                 6,041          13,280           33,377
                                                                           -------------    ------------     ------------

             Net income                                                    $  62,919,777    $ 55,082,815     $ 43,526,978
                                                                           =============    ============     ============


The accompanying notes are an integral part of these financial statements.






                             Trading Cove Associates

            Statements of Changes in Partners' Capital (Deficiency)

              For the Years Ended December 31, 2003, 2002 and 2001
            --------------------------------------------------------





                                                              Kerzner Investments        Waterford
                                                                Connecticut Inc.       Gaming, L.L.C.          Total
                                                              -------------------     ---------------     --------------


Partners' deficiency, January 1, 2001                           $ (11,267,552)        $  (12,517,553)     $  (23,785,105)

Net income                                                         24,263,489             19,263,489          43,526,978

Contributions                                                       1,350,000              1,350,000           2,700,000

Distributions                                                      (7,170,976)            (2,170,975)         (9,341,951)
                                                                -------------         --------------      --------------

Partners' capital, December 31, 2001                                7,174,961              5,924,961          13,099,922

Net income                                                         30,041,407             25,041,408          55,082,815

Contributions                                                       1,000,000              1,000,000           2,000,000

Distributions                                                     (29,268,604)           (24,268,605)        (53,537,209)
                                                                -------------         --------------      --------------

Partners' capital, December 31, 2002                                8,947,764              7,697,764          16,645,528

Net income                                                         33,959,889             28,959,888          62,919,777

Contributions                                                         450,000                450,000             900,000

Distributions                                                     (28,976,711)           (23,976,710)        (52,953,421)
                                                                -------------         --------------      --------------

Partners' capital, December 31, 2003                            $  14,380,942         $   13,130,942      $   27,511,884
                                                                =============         ==============      ==============


The accompanying notes are an integral part of these financial statements.




                             Trading Cove Associates

                            Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001
              ----------------------------------------------------


                                                                                2003             2002            2001
                                                                                ----             ----            ----

Cash flows from operating activities
    Net income                                                             $ 62,919,777      $ 55,082,815     $ 43,526,978
                                                                           ------------      ------------     ------------

    Adjustments to reconcile net income
       to net cash provided by operating activities
          Amortization                                                          221,518           221,518          221,517
          Depreciation                                                            3,303             7,641           12,708
          Loss on disposal of property and equipment                                743               ---              ---
          Gain on sale of property and equipment                                 (1,750)              ---              ---
          Change in assets and liabilities
             Increase in relinquishment fee receivable                       (1,669,449)       (4,983,247)      (3,113,366)
             Decrease (increase) in development fee receivable                   84,000         1,176,000         (672,000)
             Decrease in development costs and estimated
               losses in excess of amounts billed                                   ---               ---        1,766,730
             (Increase) decrease in other current assets                         (1,531)           (4,000)           1,868
             (Decrease) increase in accounts payable and accrued expenses       (25,884)          (64,237)          38,911
             Increase (decrease) in subcontracted services payable              474,767          (430,791)     (14,051,965)
             (Decrease) increase in amounts billed in excess of
               development costs and estimated losses                        (4,530,055)          759,212        4,007,443
             Decrease in accrued obligations - affiliates                           ---               ---      (23,621,754)
             Decrease in development contract loss provision                 (5,369,304)         (165,634)      (1,325,476)
                                                                           ------------      ------------     ------------
                     Total adjustments                                      (10,813,642)       (3,483,538)     (36,735,384)
                                                                           ------------      ------------     ------------

                     Net cash provided by operating activities               52,106,135        51,599,277        6,791,594
                                                                           ------------      ------------     ------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                  1,750               ---              ---
    Purchase of property and equipment                                              ---               ---           (1,484)
                                                                           ------------      ------------     ------------
                     Net cash provided by (used in) investing activities          1,750               ---           (1,484)
                                                                           ------------      ------------     ------------

Cash flows from financing activities
    Partners' contributions                                                     900,000         2,000,000        2,700,000
    Distributions                                                           (52,953,421)      (53,537,209)      (9,341,951)
                                                                           ------------      ------------     ------------
                     Net cash used in financing activities                  (52,053,421)      (51,537,209)      (6,641,951)
                                                                           ------------      ------------     ------------

Net increase in cash and cash equivalents                                        54,464            62,068          148,159

Cash and cash equivalents at beginning of year                                  744,138           682,070          533,911

                                                                           ------------      ------------     ------------
Cash and cash equivalents at end of year                                   $    798,602      $    744,138     $    682,070
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

On February 3, 1995, Leisure entered into an acknowledgement and release agreement to withdraw as a partner of the Partnership and hold its interest in the Partnership as a beneficial interest. On August 6, 1997, Leisure filed a lawsuit against the Partnership, Kerzner Investments, RJH and Waterford Gaming, L.L.C. ("Waterford Gaming") and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun. On January 6, 1998, pursuant to the settlement and release agreement described in Note 7 below, Waterford Gaming paid $5,000,000 to Leisure and, among other things Leisure gave up, (a) its beneficial interest of 5 percent of certain fees and excess cash flows, as defined, of the Partnership and (b) any other claims it may have had against the Partnership, Kerzner Investments, RJH, Waterford Gaming and its owners. In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, Waterford Gaming agreed to acquire Leisure's interests in the Partnership. As a result of this acquisition, Leisure no longer has the right to 5 percent of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5 percent of the Partnership's Excess Cash as defined in the Partnership Agreement, and Waterford Gaming is now entitled to such fees and cash.

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

The partners' percentage interest in the Partnership as of November 8, 1996 was as follows:
                                                                      Percentage
                   Partner                                    Interest
                   -------                                   ----------
               Kerzner Investments                          50.0 percent

                          Waterford Gaming 50.0 percent


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

Under  the   Relinquishment   Agreement,   to  compensate  the  Partnership  for
terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement the Authority agreed to pay to the Partnership a fee (the "Relinquishment Fees") equal to 5 percent of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion (the "Project Sunburst expansion").

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5 percent of "Revenues". Revenues are defined as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun. Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000, for the quarter ended March 31, 2000 and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000, for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Authority's senior obligations, as defined in the Relinquishment Agreement.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At December 31, 2003, the Project Sunburst expansion was complete in terms of the Development Agreement.

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

The Development Agreement terminates after the earlier of the completion of the Project Sunburst expansion or ten (10) years. In addition, each party has the right to terminate the Development Agreement if there is a default or failure to perform by the other party.

Management Agreement

The Partnership entered into the Management Agreement with the Tribe pursuant to which the Tribe granted to the Partnership the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun. The Management Agreement was amended and restated effective September 29, 1995 (the "Effective Management Agreement Date"). The Partnership's obligations under this agreement began five days after the Effective Management Agreement Date and were originally intended to end on October 11, 2003, seven years from the opening of the Mohegan Sun. Pursuant to the Management Agreement the Partnership received a management fee (the "Management Fees") that was calculated in three tiers based upon the Net Revenues, as defined in the Management Agreement, of the Mohegan Sun. The Management Agreement terminated at midnight on December 31, 1999. The final management fee was received by the Partnership from the Authority on January 25, 2000.
                                      F-24

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

Pursuant to the Development Services Agreement Phase II, the Partnership pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by the Partnership in connection with the Project Sunburst expansion. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. The Partnership pays the Development Services Fee Phase II, from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. At December 31, 2003, the total of the Development Services Fee Phase II and the Partnership's costs related to the development of the Project Sunburst expansion exceeded the development services revenue from the Authority by approximately $15,964,000 as discussed in Note 3 to these financial statements.

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

In consideration for the termination of such agreements, the Partnership will use its cash to pay the following obligations in the priority set forth below:

     (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay to certain affiliates of Waterford Gaming and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by the Partnership during such year. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2003, 2002 and 2001, $1,840,346, $0 and $1,712,791, respectively, had been incurred by the Partnership in terms of the first priority;

     (ii) Second, to return all capital contributions made by the partners of the Partnership after September 29, 1995. The Partnership does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2003, these contributions aggregated $8,000,000. From January 1, 2000 to December 31, 2003, $8,000,000 has been repaid to the partners of the Partnership.

          As of December 31, 2003, $0 in capital contributions remained outstanding;

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000;

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement as detailed under the Agreement Relating to Development Services above. No such payments are required or due at December 31, 2003. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2003 was approximately $507,000;

    (v) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 27, 2004 and on January 28, 2003, $1,250,000 was distributed in terms of the fifth priority;

    (vi) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001;

    (vii) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and Waterford Gaming twenty-five percent (25%) of the relinquishment payments as distributions. On January 27, 2004 and January 28, 2003, $12,669,636 ($6,334,818 to each of Kerzner Investments and Waterford Gaming) and $22,043,000 ($11,021,500 to each of Kerzner Investments and Waterford Gaming), respectively, was distributed by the Partnership in terms of the seventh priority; and

   (viii) Eighth,   to  distribute   all  excess  cash.  On  January  27,  2004,
          $10,926,597  ($5,463,298  to Kerzner  Investments  and  $5,463,299  to
          Waterford Gaming) was distributed as excess cash.

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

Relinquishment Fee

Revenue is generated in accordance with the terms of the Relinquishment Agreement and recognized quarterly based upon the revenues of the Authority.

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

Property and Equipment

Office equipment, computer equipment and furniture and fixtures are stated at cost. Depreciation is charged against income over a 3-year estimated life of the office and computer equipment and over a 5-year estimated life of furniture and fixtures. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $3,303, $7,641 and $12,708 of which $3,003, $7,341 and $12,508 were included in cost of development services revenue, respectively.

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

3. Development Contract

The Partnership entered into a Development Agreement with the Authority, which entitles the Partnership to receive a development fee totaling $14 million. A summary of the quarterly Development Fee payments received by the Partnership in accordance with the terms of the Development Agreement is as follows:


                   Date of Payment                      Amount
                   ---------------                    ----------

                   January 15, 2000                  $ 1,372,000
                   April 20, 2000                        896,000
                   July 17, 2000                       1,260,000
                   October 13, 2000                    1,372,000
                   January 23, 2001                      588,000
                   April 16, 2001                      1,582,000
                   July 20, 2001                       2,212,000
                   October 17, 2001                    1,974,000
                   January 25, 2002                    1,260,000
                   April 22, 2002                        413,000
                   July 19, 2002                         581,000
                   October 18, 2002                      238,000
                   January 24, 2003                       84,000
                   April 15, 2003                        112,000
                   October 30, 2003                       56,000
                                                     -----------
                                                     $14,000,000
                                                     ===========


Information relative to the development contract in progress is as follows:


                                          2003              2002
                                          ----              ----

   Development costs incurred         $ 29,727,400      $ 25,065,345
   Estimated losses                    (15,964,000)      (16,000,000)
                                      ------------      ------------
                                        13,763,400         9,065,345
   Less:  billings to date             (14,000,000)      (13,832,000)
                                      ------------      ------------
   Amounts billed in excess of
         development costs and
           estimated losses           $   (236,600)     $ (4,766,655)
                                      ------------      ------------



The balance sheets include a related loss provision of $270,380 and $5,639,684 representing an accrual for additional contract costs exceeding cumulative revenues earned and cumulative costs incurred at December 31, 2003 and 2002, respectively.

4. Deferred Costs

Certain costs incurred by the Partnership in connection with obtaining the Management Agreement and the opening of the Mohegan Sun totaling $5,498,941 were capitalized. Amortization commenced upon the opening of the Mohegan Sun. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $221,518, $221,518 and $221,517, respectively.

5. Relinquishment Fee

The Partnership entered into a Relinquishment Agreement with the Authority, which entitles the Partnership to receive a relinquishment fee of 5 percent of the Revenues generated by the Mohegan Sun including revenue generated by the Project Sunburst expansion.

For the years ended December 31, 2003, 2002 and 2001, Relinquishment Fees earned were $65,099,553, $58,508,703 and $45,715,318, respectively. The amount of
Relinquishment Fees reported in these financial statements are based upon Revenues reported to the Partnership by the Authority. These amounts were paid by the Authority as follows:


        Date received by the Partnership                    Amount
        --------------------------------                    ------

        April 25, 2003                                $   7,433,160
        July 25, 2003                                    23,635,310
        October 27, 2003                                  8,691,811
        January 26, 2004                                 25,339,272
                                                      -------------
        Relinquishment Fees earned 2003               $  65,099,553
                                                      =============


        April 25, 2002                                $   6,228,559
        July 25, 2002                                    20,438,439
        October 25, 2002                                  8,171,882
        January 27, 2003                                 23,669,823
                                                      -------------
        Relinquishment Fees earned 2002               $  58,508,703
                                                      =============


        April 25, 2001                                $   5,090,622
        July 25, 2001                                    16,036,421
        September 7, 2001                                   136,467
        October 25, 2001                                  5,765,232
        January 25, 2002                                 18,686,576
                                                      -------------
        Relinquishment Fees earned 2001               $  45,715,318
                                                      =============


6. Reconciliation of Financial Statements and Tax Information


                                             2003         2002         2001
                                             ----         ----         ----

     Financial statement net income    $ 62,919,777  $ 55,082,815  $ 43,526,978

     Guaranteed payments to partners    (39,941,567)  (55,765,000)  (36,268,038)

     Subcontract payments to
     affiliates previously recorded
     for financial statement purposes           ---           ---   (11,810,876)

     Financial statement depreciation
     and amortization (greater than)
     less than tax basis depreciation
     and amortization                        (3,028)        1,560         4,172

     Conversion from accrual basis to
     cash basis method of accounting            ---           ---        14,660

     Percentage of completion
     accounting difference               (9,236,479)      991,712      (923,794)

     Other                                   (4,865)       50,093        34,156
                                       ------------  ------------   ------------

     Federal income tax basis
      net income (loss)                $ 13,733,838  $    361,180   $(5,422,742)
                                       ============  ============   ===========


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

On November  15,  2000,  the  Partnership  and its  co-defendants  answered  the complaint. In addition, the Partnership and Waterford Gaming asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counterclaims in full, which motion was denied on April 14, 2003.

Discovery has commenced and is ongoing. Jury selection is scheduled to commence on October 19, 2004 with presentation of evidence to begin on October 26, 2004.

The Partnership believes that it has meritorious defenses and intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Partnership is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Partnership as a result of this litigation due to the disputed issues of law and/or facts on which the outcome of this litigation depends.

In addition, the Partnership is a defendant in certain litigation incurred in the normal course of business. In the opinion of the Partnership's management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Partnership's financial condition or results of operations.

c) REPORTS ON FORM 8-K


(i) Form 8-K filed on November 19, 2003

     Item 5.

     On November 14, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the completion of its offer to exchange its Senior Subordinated Notes, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report:  November 14, 2003



(ii) Form 8-K filed on December 18, 2003

     Item 5.

     On December 16, 2003, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K for the year ended September 30, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report:  December 16, 2003



(iii)Form 8-K filed on January 21, 2004

     Item 5.

     On January 20, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on its website of its slot machine statistical report, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: January 20, 2004


(iv) Form 8-K filed on February 2, 2004

     Item 5.

     On January 30, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a press release on Form 8-K, announcing its first quarter ended December 31, 2003 operating results, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report:  January 30, 2004


(v) Form 8-K filed on February 12, 2004

     Item 5.

     On February 11, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended December 31, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: February 11, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            WATERFORD GAMING, L.L.C.




Date:  March 26, 2004                   By: /s/ Len Wolman
                                            ------------------------------------
                                            Len Wolman, Chairman of the Board of
                                            Directors, Chief Executive Officer


Date:  March 26, 2004                   By: /s/ Alan Angel
                                            ------------------------------------
                                            Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.




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