Form 10-Q
period 2004-03-31
WATERFORD GAMING LLC
filed 2004-05-13
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/04
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Accountants                                           1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2004 (unaudited) and December 31, 2003                            3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2004
and 2003 (unaudited)                                                        4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three month periods ended
March 31, 2004 and 2003 (unaudited)                                         5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2004 and 2003 (unaudited)       6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      26
Item 4 -- Controls and Procedures                                          27

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                27
Item 2 -- Changes in Securities                                            28
Item 3 -- Defaults upon Senior Securities                                  28
Item 4 -- Submission of Matters to a Vote of Security Holders              28
Item 5 -- Other Information                                                28
Item 6 -- Exhibits and Reports on Form 8-K                                 28
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2004, and the related condensed statements of income, of changes in member's deficiency and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 24, 2004, we expressed an unqualified opinion in those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP
Hartford, Connecticut
May 6, 2004

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of March 31, 2004 and 2003, and for each of the three-month periods ended March 31, 2004 and 2003 included in this report was reviewed by PricewaterhouseCoopers, LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                      March 31, 2004 and December 31, 2003

                        ---------------------------------

                                                                                    March 31,                December 31,
                                                                                      2004                       2003
                                                                                   (Unaudited)
                                                                                 ---------------           ---------------
                  ASSETS

Current assets
     Cash and cash equivalents                                                    $   1,757,700             $   4,892,072
     Restricted investments                                                           6,291,151                 6,623,725
     Other current assets                                                                60,321                     7,252
                                                                                 ---------------           ---------------
        Total current assets                                                          8,109,172                11,523,049
                                                                                 ---------------           ---------------

Trading Cove Associates - equity investment                                          12,580,510                16,965,487
Beneficial interest - Leisure Resort Technology, Inc.                                 4,068,846                 4,162,049
Deferred financing costs, net of accumulated amortization of $542,372
        and $274,972 at March 31, 2004 and December 31, 2003, respectively            3,300,659                 3,568,059
Fixed assets, net of accumulated depreciation of $53,458 and $53,002 at
        March 31, 2004 and December 31, 2003, respectively                                  460                       916
                                                                                 ---------------           ---------------

        Total assets                                                              $  28,059,647             $  36,219,560
                                                                                 ===============           ===============


                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                        $     401,692             $     150,535
     Accrued interest on senior notes payable                                           558,846                 3,887,797
                                                                                 ---------------           ---------------
        Total current liabilities                                                       960,538                 4,038,332
                                                                                 ---------------           ---------------

8.625% senior notes payable                                                         145,786,000               153,088,000
                                                                                 ---------------           ---------------

        Total liabilities                                                           146,746,538               157,126,332
                                                                                 ---------------           ---------------

Contingencies

Member's deficiency                                                                (118,686,891)             (120,906,772)
                                                                                 ---------------           ---------------

        Total liabilities and member's deficiency                                 $  28,059,647             $  36,219,560
                                                                                 ===============           ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

               For the Three Months ended March 31, 2004 and 2003

                                   (Unaudited)
                          -----------------------------

                                                                        2004                  2003
                                                                   -------------          ------------


Expenses
      Interest expense                                               $ 3,902,767           $ 2,883,303
      Salaries - related parties                                         291,997               211,163
      General and administrative                                         314,542                98,693
      Amortization of beneficial interest -
         Leisure Resort Technology, Inc.                                  93,203                93,203
      Amortization on deferred financing costs                           267,400                91,716
      Depreciation                                                           456                 2,695
                                                                   -------------          ------------

              Total expenses                                           4,870,365             3,380,773
                                                                   -------------          ------------


      Interest and dividend income                                        26,354                52,603
      Equity in income of
         Trading Cove Associates                                       7,413,139             6,422,310
                                                                   -------------          ------------

              Net income                                             $ 2,569,128           $ 3,094,140
                                                                   =============          ============



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

               For the Three Months ended March 31, 2004 and 2003

                                   (Unaudited)

                          -----------------------------

For the Three Months ended March 31, 2004


Balance, January 1, 2004                                  $ (120,906,772)

Distributions                                                   (349,247)

Net income                                                     2,569,128

                                                       ------------------
Balance, March 31, 2004                                   $ (118,686,891)
                                                       ==================



For the Three Months ended March 31, 2003


Balance, January 1, 2003                                  $  (76,962,084)

Distributions                                                 (1,290,900)

Net income                                                     3,094,140

                                                       ------------------
Balance, March 31, 2003                                   $  (75,158,844)
                                                       ==================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

               For the Three Months ended March 31, 2004 and 2003

                                   (Unaudited)
                          -----------------------------



                                                                                  2004              2003
                                                                             -------------     -------------

Cash flows from operating activities
    Net income                                                                $ 2,569,128       $ 3,094,140
                                                                             -------------     -------------

    Adjustments to reconcile net income
        to net cash provided by operating activities
           Amortization                                                           360,603           184,919
           Depreciation                                                               456             2,695
           Equity in income of Trading Cove Associates                         (7,413,139)       (6,422,310)
           Operating distributions from Trading Cove Associates                11,798,116        11,021,500
           Changes in operating assets and liabilities:
               Other current assets                                               (53,069)          (75,365)
               Accrued expenses and accounts payable                              251,157            48,346
               Accrued interest on senior notes payable                        (3,328,951)       (2,589,056)
                                                                             -------------     -------------
                       Total adjustments                                        1,615,173         2,170,729
                                                                             -------------     -------------

                       Net cash provided by
                           operating activities                                 4,184,301         5,264,869
                                                                             -------------     -------------

Cash flows from investing activities
    Maturities and (purchases) of restricted investments - net                    332,574           612,955
    Distributions from Trading Cove Associates                                        ---           200,000
                                                                             -------------     -------------
                       Net cash provided by
                           investing activities                                   332,574           812,955
                                                                             -------------     -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                                 (7,302,000)              ---
    Distributions to member                                                      (349,247)       (1,290,900)
    Redemption of  9.50% senior notes payable                                         ---        (5,658,000)
                                                                             -------------     -------------
                       Net cash used in
                           financing activities                                (7,651,247)       (6,948,900)
                                                                             -------------     -------------

Net change in cash and cash equivalents                                        (3,134,372)         (871,076)

Cash and cash equivalents at beginning of period                                4,892,072         4,658,602

                                                                             -------------     -------------
Cash and cash equivalents at end of period                                    $ 1,757,700       $ 3,787,526
                                                                             =============     =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $ 7,231,718       $ 5,472,358
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

                                        6

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2003 audited financial statements and should be read in conjunction with the Company's 2003 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 26, 2004. The condensed balance sheet at December 31, 2003, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2004, the results of income, statements of member's deficiency and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. Results of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company, with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance"), issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the "$65 Million Senior Notes").

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



Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2004 and 2003, the following unaudited summary information relates to TCA. Total revenues and net income are for the three-month periods ended March 31, 2004 and 2003:


                                                2004              2003
                                           -------------     -------------


Total current assets                       $  17,104,300     $  15,440,157
                                           =============     =============
Total assets                               $  19,488,196     $  18,049,070
Total liabilities                              (526,253)       (10,781,908)
                                           -------------     -------------
Partners' capital                          $  18,961,943     $   7,267,162
                                           =============     =============

Total revenue                              $  16,402,526     $  14,984,078
                                           =============     =============
Net income                                 $  16,296,291     $  14,314,634
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  16,965,487     $  11,972,338
   Distributions                             (11,798,116)      (11,221,500)
                                           -------------     -------------
                                               5,167,371           750,838
                                           -------------     -------------
Income from Trading Cove
  Associates                                   7,523,146         6,532,317
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                      7,413,139         6,422,310
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  12,580,510     $   7,173,148
                                           =============     =============

Note 3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure (a) gave up its beneficial interest of 5% in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and former partner.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2004 and December 31, 2003 amounts to $2,988,365 and $2,895,162, respectively.



Note 4.      $155 Million 8.625% Senior Notes Payable:

On June 11, 2003, the Company and Finance issued the 8.625% Senior Notes. Payment of the principal of, and interest on, the 8.625% Senior Notes is pari passu in right of payment with all of the Company's and Finance's senior debt, and effectively subordinate in right of payment to all of the Company's and Finance's existing and future collateralized debts.

The 8.625% Senior Notes bear interest at a rate of 8.625% per annum, payable semi-annually in arrears on March 15th and September 15th of each year, commencing September 15, 2003. The principal amount due on the 8.625% Senior Notes is payable on September 15, 2012.

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



The 8.625% Senior Notes provide that upon the occurrence of a Change of Control, as defined in the indenture governing the 8.625% Senior Notes (the "8.625% Senior Notes Indenture"), the holders thereof will have the option to require the redemption of the 8.625% Senior Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

Pursuant to the terms of the 8.625% Senior Notes Indenture, if the Company and Finance have any Company Excess Cash, as defined in the 8.625% Senior Notes Indenture, on February 1st or August 1st of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15th or September 15th following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed. Such percentage is set forth in the following table:



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

The 8.625% Senior Notes Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions, the Company's and Finance's ability to (i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The 8.625% Senior Notes Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves ("IRA"). The IRA consists of an amount of funds equal to the interest payment due on the 8.625% Senior Notes on the following interest payment date. The IRA will be released and the Company can make a permitted distribution of funds in the IRA to Waterford Group once the Leverage Ratio, as defined in the 8.625% Senior Notes Indenture, is less than or equal to 3.0 to 1.0.

The fair value of the Company's senior notes payable at March 31, 2004 and December 31, 2003 is estimated to be approximately $155,991,000 and $163,804,000, respectively, based on the quoted market price for the 8.625% Senior Notes.

Note 5.      Certain Relationships and Related Transactions:

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $484,600 at March 31, 2004.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the quarters ended March 31, 2004 and 2003, the Company paid and incurred $291,997 and $211,163, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For each of the three-month periods ended March 31, 2004 and 2003, approximately $31,500, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the quarters ended March 31, 2004 and 2003, TCA incurred approximately $0 and $231,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the quarters ended March 31, 2004 and 2003 was $275 and $1,670, respectively.

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

Fact discovery is completed. Jury selection is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004. On April 15, 2004, the Company and its codefendants filed a motion for summary judgment as to all of Leisure's claims. Leisure has not yet responded to this motion.

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

TCA's partnership agreement will terminate on December 31, 2040, or earlier, in accordance with its terms. The Company has a 50% partnership interest in TCA. The remaining 50% interest is owned by Kerzner Investments, an affiliate of Kerzner International Limited ("Kerzner International"). The complete text of
(a) the Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now Kerzner Investments), RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc., and (b) the First Amendment to the Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. are filed as exhibits to the Company's Registration Statement on Form S-4, filed with the Commission (File No. 333-17795) and declared effective on May 15, 1997 and each is incorporated herein by reference.

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

The Relinquishment Fees are divided into senior relinquishment payments and junior relinquishment payments, each of which equals 2.5% of Revenues. Revenues are defined in the Relinquishment Agreement as gross gaming revenues (other than Class II gaming revenue) and all other facility revenues. Such revenue includes hotel revenues, food and beverage sales, parking revenues, ticket revenues and other fees or receipts from the convention/events center in the Project Sunburst expansion and all rental or other receipts from lessees, licensees and concessionaires operating in the facility, but not the gross receipts of such lessees, licensees and concessionaires. Such revenues exclude revenues generated by any other expansion of the Mohegan Sun.

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

For the quarters ended March 31, 2004 and 2003, total Relinquishment Fees earned were $16,392,726 and $14,866,320, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

The Relinquishment Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

b) DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14 million development fee (the "Development Fee").

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the 1,200-hotel rooms opened during June 2002. At March 31, 2004 the Project Sunburst expansion was complete in terms of the Development Agreement.

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
                                             ------------
                                             $ 14,000,000
                                             ============


As described in Note 5 to the condensed financial statements included in Item 1 of this quarterly report on Form 10-Q, on February 9, 1998, TCA and KIML entered into the Development Services Agreement Phase II. Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

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

Also as described in Note 5 to the condensed  financial  statements  included in
Item 1 of this quarterly report on Form 10-Q, before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. KIML assigned the Local Construction Services Agreement to Kerzner Investments.

Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction, an affiliate of the Company, a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from TCA pursuant to the Development Services Agreement Phase II.

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

Trading Cove's only material source of revenue and cash flows is the Relinquishment Fees it receives from the Authority. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay
Relinquishment Fees. The Company's ability to meet its obligations under the 8.625% Senior Notes is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which Trading Cove and the Company have no control, including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, the actual number of gaming customers and amounts wagered.

In addition, Trading Cove has entered into subcontracts with Kerzner Investments (who has further subcontracted with certain of our affiliates) in connection with the development and construction of the Project Sunburst expansion. Under the subcontracts, Trading Cove has agreed to pay a Development Services Fee Phase II equal to 3% of the total costs of the Project Sunburst expansion, excluding capitalized interest, which is approximately $1 billion, less Trading Cove's actual costs relating to the Project Sunburst expansion. The Company expects Trading Cove will pay Kerzner Investments and our affiliates a Development Services Fee Phase II of approximately $20 million pursuant to these subcontracts. Pursuant to the Amended and Restated Omnibus Termination Agreement, Trading Cove is required to pay the Development Services Fee Phase II prior to making certain distributions to its partners, including the Company. To date, Trading Cove has paid approximately $20 million to Kerzner Investments under the Development Services Agreement. Any further payment of the Development Services Fee Phase II reduces amounts available to be distributed to the Company.

The Company cannot assure you that its future operating cash flow will be sufficient to cover its expenses, including interest on the 8.625% Senior Notes.

2 - Leverage - The Company's and the Authority's substantial indebtedness could adversely affect the Company's ability to fulfill its obligations under the 8.625% Senior Notes.

As of March 31, 2004, the Company has an aggregate long-term senior indebtedness of $145,786,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. Trading Cove's agreements with the Authority do not prohibit the Authority from incurring additional indebtedness.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following at March 31, 2004:

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

Under the partnership agreement and certain other existing agreements, Trading Cove must pay expenses and make certain payments and priority distributions prior to making distributions to the Company. Such expenses, payments and priority distributions include,

     (1) operating expenses and to the extent operating expenses are less than $2 million annually, payment of the difference to each of Kerzner Investments and the principals of the Company;

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion. Trading Cove's accrued liability to Kerzner Investments with respect to such fee was approximately $485,000 at March 31, 2004; and

     (3) a $5 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.



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


The Relinquishment Agreement provides that disputes shall be resolved in any court of competent jurisdiction including the Gaming Disputes Court of the Mohegan Tribe, which was established under the Mohegan Tribe's constitution to rule on disputes with respect to the Mohegan Sun. Appeals of the decisions of the Trial Division are heard by the Appellate Branch of the Gaming Disputes Court. Matters as to which applicable federal or state courts have jurisdiction may be brought in such courts. However, the federal courts may not have jurisdiction over disputes not arising under federal law, and the state courts may not have jurisdiction over any disputes arising on the Mohegan reservation. Moreover, the federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may be required to (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in the federal or state court. Thus, there may be no federal or state court forum with respect to a dispute with the Authority or the Mohegan Tribe relating to the Relinquishment Agreement. In addition, the Authority may not be subject to the federal bankruptcy laws. Thus, no assurance can be given that, if an event of default occurs, any forum will be available other than an arbitration panel of the Gaming Disputes Court. In the Gaming Disputes Court, there are few guiding precedents for the interpretation of Mohegan Tribal law. Any execution of a judgment of the Gaming Disputes Court will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Mohegan Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of the Mohegan Tribal officials to carry out such judgment. In addition, the land under the Mohegan Sun is owned by the United States of America in trust for the Mohegan Tribe, and creditors of the Authority or the Mohegan Tribe may not force or obtain title to the land.

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

The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, Trading Cove is entitled to 5% of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from Class II gaming activities. If the Mohegan Sun is further expanded, Trading Cove, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, Trading Cove has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to Trading Cove. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which Trading Cove is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of Trading Cove under the Relinquishment Agreement, Trading Cove could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority."

8 - Competition from Other Gaming Operations - The Mohegan Sun may face significant competition from other persons who may receive approval to engage in gaming in the region.

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey and upstate New York. Foxwoods, which is located approximately 10 miles from the Mohegan Sun, is constructing a $99 million casino expansion that is scheduled to open in August 2004. With the completion of the Project Sunburst expansion of the Mohegan Sun, the two facilities are comparable in gaming space as well as in amenities such as hotel accommodations and non-gaming entertainment.

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, three separate race tracks operate approximately 3,000 machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. The validity of the New York State statute is currently being litigated in state court.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. Last year the New York courts rejected the validity of the St. Regis Mohawk compact because it had not been approved by the legislature. Bills have been introduced this year in both the New York State Senate and Assembly to approve the compact; the Senate has approved the compact; the Assembly has yet to act. There are several proposals to develop casinos in the Catskills region of New York. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Band of Mohican Indians, have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. The St. Regis Mohawk Tribe signed a memorandum of understanding with the State of New York to conduct full scale gaming in the Catskills region. The agreement has three sections, one of which is gaming. Because of a change in tribal leadership, all three parts are now subject to renegotiation and all final agreements will be subject to tribal referendum. The Cayuga Nation of New York recently partnered with Empire Resorts, Inc. to develop a gaming business in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

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

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Connecticut, these include the Golden Hill Paugussett Tribe; in Massachusetts, the groups include the Mashpee Wampanoag and the two Nipmuck Bands that border on the State of Connecticut - the Hassanamisco Band and the Chaubunagungamaug Band. The Golden Hill received a proposed negative determination and is in an extended response period (i.e. beyond the initial 180 day response period) after which the Department of the Interior will issue its final determination. The Nipmuck Bands both received proposed negative findings and have submitted responses. They are awaiting final determinations from the Department of the Interior expected in June 2004; the Mashpee is awaiting a proposed finding.

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

The following is a review of the more significant accounting policies and methods used by the Company:

1 - CONCENTRATION OF CREDIT RISK - The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and the related Relinquishment Fees, paid and to be paid by the Authority.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2004.


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




(1) As of March 31, 2004, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $145,786,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

The Company expects that TCA's major source of revenue for 2004 will be Relinquishment Fees payable by the Authority.

On April 27, 2004 the Company received $2,620,000, from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $16,393,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2004. On April 28, 2003 the Company received $2,876,707 from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $14,866,00 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2003 and (b) $112,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2004 and 2003, $0 and $462,585 ($231,292 to Kerzner Investments and $231,293 to affiliates of the Company), respectively, had been incurred by TCA in terms of this first priority. The accrued liability to Kerzner Investments and to affiliates of the Company in terms of this first priority was approximately $457,000 at March 31, 2004.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to March 31, 2004 these capital contributions aggregated $8,000,000. From January 1, 2000 to March 31, 2004 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of March 31, 2004, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2004. The accrued liability to Kerzner Investments with respect to such fee was approximately $485,000 at March 31, 2004.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of April 27, 2004 and April 28, 2003, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On April 27, 2004 and April 28, 2003, $4,098,182 ($2,049,091 to each of Kerzner Investments and the Company) and $5,753,415 ($2,876,708 to Kerzner Investments and $2,876,707 to the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On October 27, 2004, $1,141,818 ($570,909 to each Kerzner Investments and the Company) was distributed as excess cash.

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

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.
                                       23

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

Total expenses for the three months ended March 31, 2004 was $4,870,365 compared with $3,380,773 for the three months ended March 31, 2003. (a) Interest expense increased by $1,019,464 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $102,349,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million, (b) salaries-related parties increased by $80,834 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarter ended March 31, 2004 incentive compensation was calculated at 0.70% of the Revenues of the Mohegan Sun) and (c)general and administrative costs increased by $215,849 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION:  Item I -- Legal Proceedings  totaling  approximately  $212,900 and
(ii) by an increase in other legal expenses of approximately $2,200)

Equity in income of Trading Cove Associates for the three months ended March 31, 2004 was $7,413,139 compared with $6,422,310 for the three months ended March 31, 2003. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's result fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income decreased by $26,249.

As a result of the foregoing factors, the Company experienced net income of $2,569,128 for the three months ended March 31, 2004 compared with net income of $3,094,140 for the three months ended March 31, 2003.

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

On January 6, 1998 the Company paid $5,000,000 to Leisure whereby Leisure gave up its beneficial interest of 5% of the organizational and administrative fee and excess cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase the $65 Million Senior Notes, distributed approximately $37 million to its parent, Waterford Group, and paid the final $2 million to Leisure.

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

On September 15, 2003 $98,080 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

On March 15, 2004 $349,247 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $118,687,000 and $75,159,000 at March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 and 2003, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $4,184,301 and $5,264,869, respectively.

Current assets decreased from $11,523,049 at December 31, 2003 to $8,109,172 at March 31, 2004. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2004 on the 8.625% Senior Notes in the amount of approximately $6,602,000, (ii) by the redemption on March 15, 2004 of 8.625% Senior Notes in the principal amount of $7,302,000, at the redemption price of 108.625% of the principal amount being redeemed and (iii) by a distribution to Waterford Group on March 15, 2004 of approximately $349,200 and offset by (i) approximately $4,184,300 of cash provided by operating activities and (ii) by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $4,038,332 at December 31, 2003 to $960,538 at March 31, 2004. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $3,329,000 and offset by an increase in accrued expenses and accounts payable of approximately $251,200 (primarily attributable to (i) an increase in amounts due for salaries-related parties of approximately $104,400 and (ii) by an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $159,300 and offset by a decrease in amounts due for accounting services of approximately $12,700).

For the three months ended March 31, 2004 and 2003 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $332,574 and $812,955, respectively. The net cash provided by investing activities in 2004 was the result of maturities and (purchases) of restricted investments-net of approximately $332,600. The net cash provided by investing activities in 2003 was primarily the result of maturities and (purchases) of restricted investments-net of approximately $613,000 and distributions from TCA of $200,000.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project at the Mohegan Sun). Through March 31, 2004 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the three months ended March 31, 2004 and 2003, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $7,651,247 and $6,948,900, respectively. The net cash used in financing activities in 2004 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2004 in the principal amount of $7,302,000 and by a distribution to Waterford Group of $349,247. The net cash used in financing activities in 2003 was primarily the result of the redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 on March 15, 2003 and distributions to Waterford Group of $1,290,900.

Pursuant to the terms of the 8.625% Senior Notes Indenture, if the Company and Finance have any Company Excess Cash, as defined in the 8.625% Senior Notes Indenture, on February 1st or August 1st of any year, they must use such Company Excess Cash less all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, and less any amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made, to redeem the 8.625% Senior Notes on the March 15th or September 15th following such dates. Any such redemption will be made at a price equal to a percentage of the principal amount being redeemed.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2004 and December 31, 2003. The fair value of the Company's long-term debt at March 31, 2004 and December 31, 2003 is estimated to be approximately $155,991,000 and $163,804,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.01%, and matures September 10, 2004 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Fact discovery is completed. Jury selection is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004. On April 15, 2004, the Company and its codefendants filed a motion for summary judgment as to all of Leisures's claims. Leisure has not yet responded to this motion.

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

       None


Item 3 -- Defaults upon Senior Securities:

       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended March 31, 2004.


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

                 4.6 Security and Control Agreement, dated as of June 11, 2003, among Waterford Gaming, L.L.C. and Waterford Gaming Finance Corp., as pledgors and U.S. Bank National Association, as securities intermediary. (viii)
                 4.7 Specimen Form of 8-5/8% Senior Notes due 2012 (included in Exhibit 4.5). (viii)
                 10.1 Omnibus Financing Agreement, dated as of September 21, 1995, between Trading Cove Associates and Sun International Hotels Limited. (i)
                 10.2 First Amendment to the Omnibus Financing Agreement, dated as of October 19, 1996, among Trading Cove Associates, Sun International Hotels Limited and Waterford Gaming, L.L.C. (i)
                 10.2.1 Amended and Restated Omnibus Financing Agreement dated September 10, 1997 (ii)
                 10.2.2 Omnibus Termination Agreement, dated as of March 18, 1999, among Sun International Hotels Limited, Trading Cove Associates, Waterford Gaming,
                              L.L.C., Sun International Management Limited, LMW Investments, Inc., Sun Cove Limited, Slavik Suites, Inc., and Wolman Construction, L.L.C.(vi)
                 10.2.3 Amended and Restated Omnibus Termination Agreement, dated as of January 1, 2000 and effective as of March 18, 1999, among Sun International Hotels Limited, Trading Cove Associates, Waterford Gaming, L.L.C., Sun International Management Limited, LMW
                              Investments, Inc., Sun Cove Limited, Slavik
                              Suites, Inc., and Wolman Construction, L.L.C.(vii)
                 10.3 Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited, RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites , Inc., and LMW Investments, Inc. (i)
                 10.4 First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited, Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. (i)
                 10.5 Purchase Agreement, dated as of March 10, 1999, among Waterford Gaming, L.L.C., Waterford Gaming Finance Corp., Bear, Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner and Smith Inc. and Salomon
                               Smith Barney. (vi)
                 10.5.1 Agreement with Respect to Redemption or Repurchase of Subordinated Notes, dated September 10,
                              1997 (ii)
                 10.6 Amended and Restated Limited Liability Company Agreement of Waterford Gaming, L.L.C., dated as of March 17, 1999 by Waterford Group, L.L.C. (vi)
                 10.7 Note Purchase Agreement, dated as of October 19, 1996, among Sun International Hotels Limited, Waterford Gaming, L.L.C. and Trading Cove
                                 Associates. (i)
                 10.8 Note Purchase Agreement, dated as of September 29, 1995, between the Mohegan Tribal Gaming Authority and Sun International Hotels Limited relating to the Subordinated Notes. (i)
                 10.9 Management Agreement, dated as of July 28, 1994, between the Mohegan Tribe of Indians of Connecticut and Trading Cove Associates. (i)
                 10.10 Management Services Agreement, dated September 10, 1997. (ii)
                 10.11 Development Services Agreement, dated September 10, 1997. (ii)
                 10.12 Subdevelopment Services Agreement, dated September 10, 1997. (ii)
                 10.13 Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement, dated
                            September 10, 1997. (ii)
                 10.14 Settlement and Release Agreement, dated January 6, 1998, by and among Leisure Resort Technology, Inc., Lee R. Tyrol, Trading Cove Associates, Slavik Suites, Inc., LMW Investments, Inc., RJH Development Corp., Waterford Gaming, L.L.C. and
                             Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16 Relinquishment Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.17 Development Services Agreement, dated February 7, 1998, between the Mohegan Tribal Gaming Authority and Trading Cove Associates. (v)
                 10.18 Agreement, dated September 28, 1998, by and among, Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW Investments, Inc., Len Wolman, Mark Wolman, Stephan F. Slavik, Sr. and Del J. Lauria (Len Wolman's Employment Agreement). (v)
                 10.19 Agreement Relating to Development Services, dated as of February 9, 1998, between Trading Cove Associates and Sun International Management Limited. (vi)

                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement,  dated as of the 3rd day
                              of March  1999,  by and among the  Mohegan  Tribal
                              Gaming Authority and First Union National Bank, as
                             Defeasance Agent. (vi)
                     21.1 Subsidiaries of Waterford Gaming,
                                   L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 31           Certifications.  (ix)
                 99.1         Quarterly report for the period ended March 31,
                              2004,  on Form 10-Q of the Mohegan  Tribal  Gaming
                              Authority  (the  "Authority")  dated May 12, 2004,
                              incorporated   by  reference  to  the  Authority's
                              electronic filing of such report on Form 10-Q, Securities and Exhange Commission file reference no. 033-80655.


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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on April 16, 2004

        Item 5.

          On April 15, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on its website of its slot machine statistical report, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: April 15, 2004



(ii) Form 8-K Filed on May 5, 2004

        Item 5.

          On May 4, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the second quarter of fiscal year 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: May 4, 2004








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 13, 2004                   By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: May 13, 2004                   By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer