Form 10-Q
period 2004-06-30
WATERFORD GAMING LLC
filed 2004-08-12
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 06/30/04
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Registered Public Accounting Firm                     1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2004 (unaudited) and  December 31, 2003                            3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three and six month periods ended June 30, 2004
and 2003 (unaudited)                                                        4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the six month periods ended
June 30, 2004 and 2003 (unaudited)                                          5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six month periods ended June 30, 2004 and 2003 (unaudited)          6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      27
Item 4 -- Controls and Procedures                                          28

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                28
Item 2 -- Changes in Securities                                            29
Item 3 -- Defaults upon Senior Securities                                  29
Item 4 -- Submission of Matters to a Vote of Security Holders              29
Item 5 -- Other Information                                                29
Item 6 -- Exhibits and Reports on Form 8-K                                 29
Signatures                                                                 32

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2004, and the related condensed statements of income, for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed statements of changes in member's deficiency and of cash flows for each of the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 24, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers, LLP
Hartford, Connecticut
August 6, 2004

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of June 30, 2004 and 2003, and for each of the three-month and six-month periods ended June 30, 2004 and 2003 included in this report was reviewed by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States).

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                       June 30, 2004 and December 31, 2003

                        ---------------------------------


                                                                                    June 30,                December 31,
                                                                                      2004                      2003
                                                                                  (Unaudited)
                                                                                 ---------------           ---------------

                  ASSETS

Current assets
     Cash and cash equivalents                                                    $   1,878,215            $    4,892,072
     Restricted investments                                                           6,307,230                 6,623,725
     Other current assets                                                                79,442                     7,252
                                                                                 ---------------           ---------------

        Total current assets                                                          8,264,887                11,523,049
                                                                                 ---------------           ---------------

Trading Cove Associates - equity investment                                          17,661,570                16,965,487
Beneficial interest - Leisure Resort Technology, Inc.                                 3,974,607                 4,162,049
Deferred financing costs, net of accumulated amortization of $639,576
        and $274,972 at June 30, 2004 and December 31, 2003, respectively             3,203,455                 3,568,059
Fixed assets, net of accumulated depreciation of $53,918 and $53,002 at
        June 30, 2004 and December 31, 2003, respectively                                  ---                        916
                                                                                 ---------------           ---------------

        Total assets                                                              $  33,104,519            $   36,219,560
                                                                                 ===============           ===============


                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                        $     566,774            $      150,535
     Accrued interest on senior notes payable                                         3,702,357                 3,887,797
                                                                                 ---------------           ---------------

        Total current liabilities                                                     4,269,131                 4,038,332
                                                                                 ---------------           ---------------

8.625% senior notes payable                                                         145,786,000               153,088,000
                                                                                 ---------------           ---------------

        Total liabilities                                                           150,055,131               157,126,332
                                                                                 ---------------           ---------------

Contingencies

Member's deficiency                                                                (116,950,612)             (120,906,772)
                                                                                 ---------------           ---------------

        Total liabilities and member's deficiency                                 $  33,104,519            $   36,219,560
                                                                                 ===============           ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

            For the Three and Six months ended June 30, 2004 and 2003

                                   (Unaudited)
                          -----------------------------


                                                    For the            For the            For the             For the
                                                 three months       three months        six months          six months
                                                     ended              ended              ended               ended
                                                 June 30, 2004      June 30, 2003      June 30, 2004       June 30, 2003
                                               ------------------ ------------------ ------------------  ------------------


Expenses
     Interest expense                                $ 3,143,511       $  9,797,752        $ 7,046,278        $ 12,681,055
     Salaries - related parties                          299,857            224,522            591,854             435,685
     General and administrative                          341,914            114,284            656,456             212,977
     9.50% senior notes tender expense                       ---            495,962                ---             495,962
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                   94,239             94,239            187,442             187,442
     Amortization on deferred financing costs             97,204          2,573,199            364,604           2,664,915
     Depreciation                                            460              2,695                916               5,390
                                               ------------------ ------------------ ------------------  ------------------

             Total expenses                            3,977,185         13,302,653          8,847,550          16,683,426
                                               ------------------ ------------------ ------------------  ------------------


     Interest and dividend income                         18,129             30,423             44,483              83,026
     Equity in income of
        Trading Cove Associates                        7,701,060          7,106,875         15,114,199          13,529,185
                                               ------------------ ------------------ ------------------  ------------------

             Net income (loss)                       $ 3,742,004       $ (6,165,355)       $ 6,311,132        $ (3,071,215)
                                               ================== ================== ==================  ==================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

                 For the Six Months ended June 30, 2004 and 2003

                                   (Unaudited)

                          ----------------------------


For the six months ended June 30, 2004


Balance, January 1, 2004                                     $ (120,906,772)

Distributions                                                    (2,354,972)

Net income                                                        6,311,132

                                                             ---------------
Balance, June 30, 2004                                       $ (116,950,612)
                                                             ===============



For the six months ended June 30, 2003


Balance, January 1, 2003                                     $  (76,962,084)

Distributions                                                   (47,738,241)

Net loss                                                         (3,071,215)

                                                             ---------------
Balance, June 30, 2003                                       $ (127,771,540)
                                                             ===============




The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

                 For the Six Months ended June 30, 2004 and 2003

                                   (Unaudited)
                          -----------------------------

                                                                             2004              2003
                                                                       ----------------  ---------------

Cash flows from operating activities
    Net income (loss)                                                      $ 6,311,132     $ (3,071,215)
                                                                       ----------------  ---------------

    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities
          Amortization                                                         552,046        2,852,357
          Depreciation                                                             916            5,390
          Equity in income of Trading Cove Associates                      (15,114,199)     (13,529,185)
          Operating distributions from Trading Cove Associates              14,418,116       13,898,207
          Changes in operating assets and liabilities:
             Other current assets                                              (72,190)         (54,485)
             Accrued expenses and accounts payable                             416,239          407,952
             Accrued interest on senior notes payable                         (185,440)      (2,278,488)
                                                                       ----------------  ---------------
                      Total adjustments                                         15,488        1,301,748
                                                                       ----------------  ---------------

                      Net cash provided by (used in)
                           operating activities                              6,326,620       (1,769,467)
                                                                       ----------------  ---------------

Cash flows from investing activities
    Maturities and (purchases) of restricted investments - net                 316,495        3,656,309
    Contributions to Trading Cove Associates                                       ---         (450,000)
    Distributions from Trading Cove Associates                                     ---          200,000
                                                                       ----------------  ---------------
                      Net cash provided by
                           investing activities                                316,495        3,406,309
                                                                       ----------------  ---------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                              (7,302,000)             ---
    Distributions to member                                                 (2,354,972)     (47,738,241)
    Proceeds from 8.625% senior notes issuance                                     ---      155,000,000
    Deferred financing costs                                                       ---       (3,198,524)
    Redemption of  9.50% senior notes payable                                      ---     (108,007,000)
                                                                       ----------------  ---------------
                      Net cash used in
                           financing activities                             (9,656,972)      (3,943,765)
                                                                       ----------------  ---------------

Net change in cash and cash equivalents                                     (3,013,857)      (2,306,923)

Cash and cash equivalents at beginning of period                             4,892,072        4,658,602

                                                                       ----------------  ---------------
Cash and cash equivalents at end of period                                 $ 1,878,215      $ 2,351,679
                                                                       ================  ===============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $ 7,231,718     $ 14,959,542
                                                                       ================  ===============

Supplemental disclosure of non-cash financing activities:
    Deferred financing costs funded through accrued expenses               $       ---     $    644,507
                                                                       ================  ===============


The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2003 audited financial statements and should be read in conjunction with the Company's 2003 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 26, 2004. The condensed balance sheet at December 31, 2003, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2004, the results of income for the three-month and six-month periods ended June 30, 2004 and 2003 and statements of member's deficiency and of cash flows for each of the six-month periods ended June 30, 2004 and 2003. Results of income for the period are not necessarily indicative of the results to be expected for the full year.

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



Note 2.      Trading Cove Associates - Equity Investment:

As of June 30, 2004 and 2003, the following unaudited summary information relates to TCA. Total revenues and net income are for the six-month periods ended June 30, 2004 and 2003:

                                                2004              2003
                                           -------------     -------------


Total current assets                       $  27,547,707     $  24,796,048
                                           =============     =============
Total assets                               $  29,876,300     $  27,348,669
Total liabilities                              (532,223)       (10,501,159)
                                           -------------     -------------
Partners' capital                          $  29,344,077     $  16,847,510
                                           =============     =============

Total revenues                             $  33,359,385     $  35,606,925
                                           =============     =============
Net income                                 $  33,168,425     $  29,998,397
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  16,965,487     $  11,972,338
   Contributions                                     ---           450,000
   Distributions                             (14,418,116)      (14,098,207)
                                           -------------     -------------
                                               2,547,371        (1,675,869)
                                           -------------     -------------
Income from Trading Cove
  Associates                                  15,334,213        13,749,199
Amortization of interests
  purchased                                     (220,014)         (220,014)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     15,114,199        13,529,185
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  17,661,570     $  11,853,316
                                           =============     =============


Note 3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure (a) gave up its beneficial interest of 5% in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and Kerzner Investments Connecticut, Inc. (formerly Sun Cove Limited, "Kerzner Investments") and TCA's former partner.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at June 30, 2004 and December 31, 2003 amounts to $3,082,604 and $2,895,162, respectively.



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


The Company and Finance have periodically redeemed portions of the 8.625% Senior Notes with Company Excess Cash pursuant to the terms of the 8.625% Senior Notes Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the 8.625% Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the 8.625% Senior Notes Indenture, (b) the aggregate principal amount of 8.625% Senior Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.


Date                Company Excess Cash        Principal Amount of      Dates of Redemption       Price (expressed as percentage of
                    (approximately)            notes redeemed                                     principal amount being redeemed
----------------    -------------------        -------------------      --------------------      ---------------------------------
August 1, 2003        $   5,568,000              $ 1,920,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%


On August 1, 2004 the Company and Finance had Company Excess Cash (which totaled $11,694,973), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $6,287,021), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $5,407,952, and accordingly on September 15, 2004 the Company and Finance will make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $5,025,000 at the redemption price of 107.610%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

The fair value of the Company's senior notes payable at June 30, 2004 and December 31, 2003 is estimated to be approximately $154,898,000 and $163,804,000, respectively, based on the quoted market price for the 8.625% Senior Notes.


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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $480,200 at June 30, 2004.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six-months ended June 30, 2004 and 2003, the Company paid and incurred $591,854 and $435,685, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For each of the six-month periods ended June 30, 2004 and 2003, approximately $21,000, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the six-month periods ended June 30, 2004 and 2003, TCA incurred approximately $0 and $458,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the six months ended June 30, 2004 and 2003 was $553 and $3,240, respectively.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has not yet indicated whether it plans to appeal this decision.

Jury selection with respect to Defendant's conterclaims is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004.

The Company believes that it has meritorious defenses and, if necessary, intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the possibility of an appeal and the disputed issues of law and/or facts on which the outcome of this litigation depends.

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

For the six months ended June 30, 2004 and 2003, total Relinquishment Fees earned were $33,346,785 and $31,068,470, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. As of June 30, 2004 the Project Sunburst expansion was complete in terms of the Development Agreement.

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

As of June 30, 2004, the Company has an aggregate long-term senior indebtedness of $145,786,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. Trading Cove's agreements with the Authority do not prohibit the Authority from incurring additional indebtedness.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following at June 30, 2004:

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

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion. Trading Cove's accrued liability to Kerzner Investments with respect to such fee was approximately $480,200 at June 30 2004; and

     (3) a $5 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.



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

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, three separate race tracks operate approximately 3,000 machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. The validity of the New York State statute is currently being litigated in the state's highest court of appeals.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border. There are several proposals to develop casinos in the Catskills region of New York which is about 185 miles from the Mogehan Sun. To date, only three tribes, the St. Regis Mohawk Tribe, the Cayuga Tribe and the Stockbridge-Munsee Band of Mohican Indians, have submitted Land into Trust Applications to the United States Department of the Interior. In addition, public reports indicate that several other tribes have expressed interest in developing a casino in the Catskills region. Federal and state approvals are still needed for all projects in the Catskills region.

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The status of both tribes is being challenged. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A recent state wide referendum in Maine rejected any off-reservation Indian casino gaming.


The Narragansett Tribe of Rhode Island has partnered with Harrah's to open a facility in West Warwick Rhode Island. This arrangement is subject to voter approval of a referendum scheduled for the ballot at the November 2, 2004 election. The referendum is based on a law that provides that the casino would be operated under Rhode Island law and would not be conducted pursuant to the Indian Gaming Regulatory Act. The Rhode Island legislature passed the bill authorizing the referendum and both the House and Senate overrode the Governor's veto of the legislation. The Governor immediately asked the State Supreme Court for a ruling on the constitutionality of the referendum which reads: "Shall there be a casino in the Town of West Warwick operated by an affiliate of Harrah's Entertainment in association with the Narragansett Indian Tribe?" The Court held a hearing on August 6, 2004. August 19, 2004 is the deadline for removing the referendum from the ballot.

At this writing, the outcome of this effort remains uncertain. However, if the referendum remains on the ballot and it is approved by the voters, it may mean a significant casino will open in West Warwick in the next year or two. West Warwick is about a 45 minute drive from Mohegan Sun and is directly on the route from Boston where a large number of Mohegan customers originate. This casino thus could have a significant impact on Mohegan Sun gaming operations.

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Massachusetts, one such group is the Mashpee Wampanoag which is awaiting a proposed finding.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of June 30, 2004.


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




(1) As of June 30, 2004, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $145,786,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

On April 27, 2004 the Company received $2,620,000 and on July 27, 2004 the Company received $11,925,000, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $33,347,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2004. On April 28, 2003 the Company received $2,876,707 and on July 28, 2003 the Company received $6,365,797,from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $31,068,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2003 and
(b) $168,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2004 and 2003, $0 and $915,992 ($457,996 to each Kerzner Investments and to affiliates of the Company), respectively, had been incurred by TCA in terms of this first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to June 30, 2004 these capital contributions aggregated $8,000,000. From January 1, 2000 to June 30, 2004 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of June 30, 2004, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at June 30, 2004. The accrued liability to Kerzner Investments with respect to such fee was approximately $480,000 at June 30, 2004.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of July 27, 2004 and July 28, 2003, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On July 27, 2004 and on July 28, 2003, $12,575,212 ($6,287,606 to each of Kerzner Investments and the Company) and $11,831,593 ($5,915,797 to Kerzner Investments and $5,915,796 to the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h)  Eighth,  to distribute all excess cash. On July 27, 2004,  $11,274,788
          ($5,637,394  to  each  Kerzner   Investments   and  the  Company)  was
          distributed as excess cash.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003

Total expenses for the three months ended June 30, 2004 were $3,977,185 compared with $13,302,653 for the three months ended June 30, 2003. (a) Interest expense decreased by $6,654,241 and amortization on deferred financing costs decreased by $2,475,995 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $102,349,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million in June 2003, (b) salaries-related parties increased by $75,335 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarter ended June 30, 2004 incentive compensation was calculated at 0.07% of the Revenues of the Mohegan Sun) and (c) general and administrative costs increased by $227,630 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $227,700, (ii) by an increase in other legal expenses of approximately $8,600 and (iii) offset by a decrease in Commission filing expense of approximately $8,700) and (d) 9.50% senior notes tender expense decreased by $495,962 due to the redemption of the $125 Million Senior Notes in June 2003.

Equity in income of Trading Cove Associates for the three months ended June 30, 2004 was $7,701,060 compared with $7,106,875 for the three months ended June 30, 2003. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income decreased by $12,294.

As a result of the foregoing factors, the Company experienced net income of $3,742,004 for the three months ended June 30, 2004 compared with a net loss of $6,165,355 for the three months ended June 30, 2003.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Total expenses for the six months ended June 30, 2004 were $8,847,550 compared with $16,683,426 for the six months ended June 30, 2003. (a) Interest expense decreased by $5,634,777 and amortization on deferred financing costs decreased by $2,300,311 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $102,349,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million in June 2003, (b) salaries-related parties increased by $156,169 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the six months ended June 30, 2004 incentive compensation was calculated at 0.07% of the Revenues of the Mohegan Sun) and
(c)general and administrative costs increased by $443,479 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $440,700, (ii) by an increase in other legal expenses of approximately $10,800 and (iii) offset by a decrease in Commission filing expense of approximately $8,700) and (d) 9.50% senior notes tender expense decreased by $495,962 due to the redemption of the $125 Million Senior Notes in June 2003.

Equity in income of Trading Cove Associates for the six months ended June 30, 2004 was $15,114,199 compared with $13,529,185 for the six months ended June 30, 2003. The Company has included amortization of purchased interests of $220,014 in each six-month periods equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income decreased by $38,543.

As a result of the foregoing factors, the Company experienced net income of $6,311,132 for the six months ended June 30, 2004 compared with a net loss of $3,071,215 for the six months ended June 30, 2003.

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

During 1999, 2000, 2001, 2002, 2003 and on June 11, 2004 the Company distributed $886,285, $3,059,393, $1,739,660, $3,520,562, $3,238,241 and $2,005,725,
respectively, to Waterford Group as tax distributions, in accordance with the terms of the applicable indentures.

On September 15, 2003 $98,080 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

On March 15, 2004 $349,247 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $116,951,000  and
$127,772,000 at June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004 and 2003, net cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $6,326,620 and $(1,769,467), respectively.

Current assets decreased from $11,523,049 at December 31, 2003 to $8,264,887 at June 30, 2004. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2004 on the 8.625% Senior Notes in the amount of approximately $6,602,000, (ii) by the redemption on March 15, 2004 of 8.625% Senior Notes in the principal amount of $7,302,000, at the redemption price of 108.625% of the principal amount being redeemed, (iii) by a distribution to Waterford Group on March 15, 2004 of approximately $349,200 and
(iv) by a tax distribution to Waterford Group on June 11, 2004 of approximately $2,005,700 and offset by (i) approximately $6,326,600 of cash provided by operating activities and (ii) by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities increased from $4,038,332 at December 31, 2003 to $4,269,131 at June 30, 2004. The increase was primarily attributable to a increase in accrued expenses and accounts payable of approximately $416,200 (primarily attributable to (i) an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $399,900 and (ii) by an increase in the amount due for salaries-related parties of approximately $22,900 and (iii) offset by a decrease in amounts due for accounting services of approximately $4,700).

For the six months ended June 30, 2004 and 2003 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $316,495 and $3,406,309, respectively. The net cash provided by investing activities in 2004 was the result of net maturities and purchases of restricted investments of approximately $316,500. The net cash provided by investing activities in 2003 was primarily the result of net maturities and purchases of restricted investments of approximately $3,656,300, distributions from TCA of $200,000, and offset by contributions to TCA of $450,000.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). Through June 30, 2004 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the six months ended June 30, 2004 and 2003, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $9,656,972 and $3,943,765, respectively. The net cash used in financing activities in 2004 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2004 in the principal amount of $7,302,000 and by distributions to Waterford Group of $2,354,972. The net cash used in financing activities in 2003 was due to (i) the redemption of the $125 Million Senior Notes in the principal amount of $5,658,000 and $102,349,000 on March 15, 2003 and June 11, 2003,
respectively, (ii) distributions to Waterford Group of $47,738,241 and (iii) deferred financing costs of $3,198,524 and (iv) offset by the proceeds from the issuance of the 8.625% Senior Notes of $155,000,000.

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

The Company and Finance have periodically redeemed portions of the 8.625% Senior Notes with Company Excess Cash pursuant to the terms of the 8.625% Senior Notes Indenture. The table below summarizes (a) the amount of Company Excess Cash that the Company and Finance have determined was available for the mandatory redemption of the 8.625% Senior Notes on February 1st and August 1st of each applicable year pursuant to the terms of the 8.625% Senior Notes Indenture, (b) the aggregate principal amount of 8.625% Senior Notes redeemed with such Company Excess Cash, (c) the date on which such redemption was consummated, and (d) the redemption price at which such redemption was made.


Date                Company Excess Cash        Principal Amount of      Dates of Redemption       Price (expressed as percentage of
                    (approximately)            notes redeemed                                     principal amount being redeemed
----------------    -------------------        -------------------      --------------------      ---------------------------------
August 1, 2003        $   5,568,000              $ 1,920,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%


On August 1, 2004 the Company and Finance had Company Excess Cash (which totaled $11,694,973), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $6,287,021), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled $5,407,952, and accordingly on September 15, 2004 the Company and Finance will make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $5,025,000 at the redemption price of 107.610%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2004 and December 31, 2003. The fair value of the Company's long-term debt at June 30, 2004 and December 31, 2003 is estimated to be approximately $154,898,000 and $163,804,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.01%, and matures September 10, 2004 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has not yet indicated whether it plans to appeal this decision.

Jury selection with respect to Defendant's conterclaims is scheduled to commence on October 19, 2004, with presentation of evidence to begin on October 26, 2004.

The Company believes that it has meritorious defenses and, if necessary, intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the possibility of an appeal and the disputed issues of law and/or facts on which the outcome of this litigation depends.

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended June 30, 2004.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on July 16, 2004

        Item 5.

          On July 15, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on its website of its slot machine statistical report on a monthly basis for the nine months ended June 30, 2004 and the fiscal year ended September 30, 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 15, 2004



(ii) Form 8-K Filed on July 28, 2004

        Item 5.

          On July 27, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its preliminary operating results for the third quarter and fiscal 2004 year to date, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 27, 2004


(iii)Form 8-K Filed on July 30, 2004

        Item 5.

          On July 29, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K announcing that it had received the requisite consent of its lenders to Amendment No. 2 to its amended and restated loan agreement, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report:  July 29, 2004


(iv) Form 8-K Filed on August 6, 2004

        Item 5.

     (i) On August 3, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the third quarter of fiscal year 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     (ii) On August 5, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K relating to the closing on August 3, 2004 of a Rule 144A private placement of $225 million 7 1/8% senior subordinated notes due 2014, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report:  August 3, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 12, 2004                By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: August 12, 2004                By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer