Form 10-Q
period 2004-09-30
WATERFORD GAMING LLC
filed 2004-11-12
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 09/30/04
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Registered Public Accounting Firm                     1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2004 (unaudited) and  December 31, 2003                       3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three and nine month periods ended September 30, 2004
and 2003 (unaudited)                                                        4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the nine month periods ended
September 30, 2004 and 2003 (unaudited)                                     5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine month periods ended September 30, 2004 and 2003 (unaudited) 6 Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      27
Item 4 -- Controls and Procedures                                          28

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                28
Item 2 -- Changes in Securities                                            29
Item 3 -- Defaults upon Senior Securities                                  29
Item 4 -- Submission of Matters to a Vote of Security Holders              29
Item 5 -- Other Information                                                29
Item 6 -- Exhibits and Reports on Form 8-K                                 29
Signatures                                                                 33

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2004, and the related condensed statements of income, for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed statements of changes in member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers, LLP
Hartford, Connecticut
October 28, 2004

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of September 30, 2004 and 2003, and for each of the three-month and nine-month periods ended September 30, 2004 and 2003 included in this report was reviewed by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States).

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                    September 30, 2004 and December 31, 2003

                        ---------------------------------






                                                                                  September 30,             December 31,
                                                                                      2004                      2003
                                                                                  (Unaudited)
                                                                                 ---------------           ---------------

                  ASSETS

Current assets
     Cash and cash equivalents                                                   $    1,412,429            $    4,892,072
     Restricted investments                                                           6,076,310                 6,623,725
     Other current assets                                                                52,218                     7,252
                                                                                 ---------------           ---------------

        Total current assets                                                          7,540,957                11,523,049
                                                                                 ---------------           ---------------

Trading Cove Associates - equity investment                                          13,425,713                16,965,487
Beneficial interest - Leisure Resort Technology, Inc.                                 3,879,333                 4,162,049
Deferred financing costs, net of accumulated amortization of $844,977
        and $274,972 at September 30, 2004 and December 31, 2003, respectively        2,998,054                 3,568,059
Fixed assets, net of accumulated depreciation of $53,918 and $53,002 at
        September 30, 2004 and December 31, 2003, respectively                             ---                        916
                                                                                 ---------------           ---------------

        Total assets                                                             $   27,844,057            $   36,219,560
                                                                                 ===============           ===============


                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                       $      276,657            $      150,535
     Accrued interest on senior notes payable                                           539,584                 3,887,797
                                                                                 ---------------           ---------------

        Total current liabilities                                                       816,241                 4,038,332
                                                                                 ---------------           ---------------

8.625% senior notes payable                                                         140,761,000               153,088,000
                                                                                 ---------------           ---------------

        Total liabilities                                                           141,577,241               157,126,332
                                                                                 ---------------           ---------------

Contingencies

Member's deficiency                                                                (113,733,184)             (120,906,772)
                                                                                 ---------------           ---------------

        Total liabilities and member's deficiency                                $   27,844,057            $   36,219,560
                                                                                 ===============           ===============



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

         For the three and nine months ended September 30, 2004 and 2003

                                   (Unaudited)
                          -----------------------------




                                                      For the            For the            For the             For the
                                                   three months       three months       nine months        nine months
                                                       ended              ended             ended               ended
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2004               2003               2004                2003
                                                ----------------     --------------    ---------------     ---------------


Expenses
     Interest expense                                $ 3,506,650        $ 3,499,768       $ 10,552,928        $ 16,180,823
     Salaries - related parties                          319,121            236,337            910,975             672,022
     General and administrative                          128,836            125,036            785,292             338,013
     9.50% senior notes tender expense                       ---             13,452                ---             509,414
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                   95,274             95,274            282,716             282,716
     Amortization on deferred financing costs            205,401            150,199            570,005           2,815,114
     Depreciation                                            ---              2,695                916               8,085
                                                ----------------     --------------    ---------------     ---------------

             Total expenses                            4,255,282          4,122,761         13,102,832          20,806,187
                                                ----------------     --------------    ---------------     ---------------


     Interest and dividend income                         33,134             20,761             77,617             103,787
     Equity in income of
        Trading Cove Associates                        7,689,143          7,679,699         22,803,342          21,208,884
                                                ----------------     --------------    ---------------     ---------------

             Net income                              $ 3,466,995        $ 3,577,699       $  9,778,127        $    506,484
                                                ================     ==============    ===============     ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

              For the nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                          -----------------------------



For the nine months ended September 30, 2004


Balance, January 1, 2004                        $ (120,906,772)

Distributions                                       (2,604,539)

Net income                                            9,778,127

                                                ---------------
Balance, September 30, 2004                     $ (113,733,184)
                                                ===============



For the nine months ended September 30, 2003


Balance, January 1, 2003                        $  (76,962,084)

Distributions                                      (47,836,321)

Net income                                              506,484

                                                ---------------
Balance, September 30, 2003                     $ (124,291,921)
                                                ===============





The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the nine months ended September 30, 2004 and 2003

                                   (Unaudited)
                          -----------------------------




                                                                                2004              2003
                                                                          ---------------   ---------------

Cash flows from operating activities
    Net income                                                               $  9,778,127     $     506,484
                                                                          ---------------   ---------------

    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities
           Amortization                                                           852,721         3,097,830
           Depreciation                                                               916             8,085
           Equity in income of Trading Cove Associates                        (22,803,342)      (21,208,884)
           Operating distributions from Trading Cove Associates                26,343,116        19,814,004
           Changes in operating assets and liabilities:
              Other current assets                                                (44,966)          (25,814)
              Accrued expenses and accounts payable                               126,122            52,211
              Accrued interest on senior notes payable                         (3,348,213)       (2,434,359)
                                                                          ---------------   ---------------
                       Total adjustments                                        1,126,354          (696,927)
                                                                          ---------------   ---------------

                       Net cash provided by (used in)
                           operating activities                                10,904,481          (190,443)
                                                                          ---------------   ---------------

Cash flows from investing activities
    Maturities and (purchases) of restricted investments - net                    547,415         3,737,476
    Contributions to Trading Cove Associates                                          ---          (450,000)
    Distributions from Trading Cove Associates                                        ---           650,000
                                                                          ---------------   ---------------
                       Net cash provided by
                           investing activities                                   547,415         3,937,476
                                                                          ---------------   ---------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                                (12,327,000)       (1,912,000)
    Distributions to member                                                    (2,604,539)      (47,836,321)
    Proceeds from 8.625% senior notes issuance                                        ---       155,000,000
    Deferred financing costs                                                          ---        (3,843,031)
    Redemption of  9.50% senior notes payable                                         ---      (108,007,000)
                                                                          ---------------   ---------------
                       Net cash used in
                           financing activities                               (14,931,539)       (6,598,352)
                                                                          ---------------   ---------------

Net change in cash and cash equivalents                                        (3,479,643)       (2,851,319)

Cash and cash equivalents at beginning of period                                4,892,072         4,658,602

                                                                          ---------------   ---------------
Cash and cash equivalents at end of period                                   $  1,412,429     $   1,807,283
                                                                          ===============   ===============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $ 13,901,141     $  18,615,181
                                                                          ===============   ===============




The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2003 audited financial statements and should be read in conjunction with the Company's 2003 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 26, 2004. The condensed balance sheet at December 31, 2003, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2004, the statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and statements of member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2004 and 2003. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

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


Note 2.      Trading Cove Associates - Equity Investment:

As of September 30, 2004 and 2003, the following unaudited summary information relates to TCA. Total revenues and net income are for the nine-month periods ended September 30, 2004 and 2003:

                                                2004              2003
                                           -------------     -------------


Total current assets                       $  20,742,913     $  18,377,213
                                           =============     =============
Total assets                               $  23,015,596     $  20,872,789
Total liabilities                             (1,923,219)       (1,177,458)
                                           -------------     -------------
Partners' capital                          $  21,092,377     $  19,695,331
                                           =============     =============

Total revenues                             $  51,699,369     $  53,067,547
                                           =============     =============
Net income                                 $  50,016,726     $  46,827,811
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  16,965,487     $  11,972,338
   Contributions                                     ---           450,000
   Distributions                             (26,343,116)      (20,464,004)
                                           -------------     -------------
                                              (9,377,629) (8,041,666)
                                           -------------     -------------
Income from Trading Cove
  Associates                                  23,133,363        21,538,905
Amortization of interests
  purchased                                     (330,021)         (330,021)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     22,803,342        21,208,884
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  13,425,713     $  13,167,218
                                           =============     =============

                                        7

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at September 30, 2004 and December 31, 2003 amounts to $3,177,878 and $2,895,162, respectively.



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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption       Price (expressed as percentage of
                    (approximately)            notes redeemed                                     principal amount being redeemed
----------------    -------------------        -------------------      --------------------      ---------------------------------
August 1, 2003        $   5,568,000              $ 1,920,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                   107.610%




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

The fair value of the Company's senior notes payable at September 30, 2004 and December 31, 2003 is estimated to be approximately $149,207,000 and $163,804,000, respectively, based on the quoted market price for the 8.625% Senior Notes.


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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $459,000 at September 30, 2004.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine-months ended September 30, 2004 and 2003, the Company paid and incurred $910,975 and $672,022, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For each of the nine-month periods ended September 30, 2004 and 2003, approximately $31,500, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the nine-month periods ended September 30, 2004 and 2003, TCA incurred approximately $701,600 and $682,800, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the nine months ended September 30, 2004 and 2003 was $916 and $4,860, respectively.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has appealed this decision. Defendants' counterclaims are stayed pending this appeal.

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

For the nine months ended September 30, 2004 and 2003, total Relinquishment Fees earned were $51,676,969 and $48,452,092, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. As of September 30, 2004 the Project Sunburst expansion was complete in terms of the Development Agreement.

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

As of September 30, 2004, the Company has an aggregate long-term senior indebtedness of $140,761,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. Trading Cove's agreements with the Authority do not prohibit the Authority from incurring additional indebtedness.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following at September 30, 2004:

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

     (2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion. Trading Cove's accrued liability to Kerzner Investments with respect to such fee was approximately $459,000 at September 30 2004; and

     (3) a $5 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.



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

The Company may transfer its right to buy under the buy/sell provision of the partnership agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investments' partnership interest. If the Company were to elect to buy Kerzner Investments' partnership interest other than with funds provided by the Waterford Group, the 8.625% Senior Notes Indenture requires the Company to redeem the 8.625% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient to redeem the 8.625% Senior Notes on satisfactory terms, or at all.

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

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey and upstate New York. Foxwoods is located approximately 10 miles from the Mohegan Sun. Foxwood's recently completed a $99 million casino expansion.

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

The Narragansett Tribe of Rhode Island has partnered with Harrah's to open a facility in West Warwick. The proposed casino would be operated under Rhode Island law and not under the Indian Gaming Regulatory Act. This arrangement was contained in a statewide ballot measure that was scheduled for a vote in November 2004. However, the State Supreme Court in August 2004 issued an advisory opinion that the referendum would violate the State's constitution. At this writing, the status of the Narragansett/Harrah's effort remains uncertain.

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

The Mohegan Sun's success depends in large part on the continued service of certain key management personnel, particularly William Velardo, the Authority's President and Chief Executive Officer, Mitchell Etess, the Mohegan Sun's
President and Chief Executive Officer, Jeffrey Hartmann, the Mohegan Sun's Executive Vice President and Chief Operating Officer, and Leo Chupaska, the Authority's Chief Financial Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Authority's business, operating results and financial condition which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of September 30, 2004.

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



(1) As of September 30, 2004, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $140,761,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

On April 27, 2004 the Company received $2,620,000, on July 27, 2004 the Company received $11,925,000 and on October 26, 2004 the Company received $4,073,386, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $51,677,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2004. On April 28, 2003 the Company received $2,876,707, on July 28, 2003 the Company received $6,365,797 and on October 28, 2003 the Company received $3,512,706, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately (a) $48,452,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2003 and (b) $168,000 in Development Fee earned by TCA pursuant to the Development Agreement for the same period.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine months ended September 30, 2004 and 2003, $1,403,227 ($701,614 to Kerzner Investments and
          $701,613 to affiliates of the Company) , and $1,365,579 ($682,790 to Kerzner Investments and $682,789 to affiliates of the Company), respectively, had been incurred by TCA in terms of this first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to September 30, 2004 these capital contributions aggregated $8,000,000. From January 1, 2000 to September 30, 2004 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of September 30, 2004, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at September 30, 2004. The accrued liability to Kerzner Investments with respect to such fee was approximately $459,000 at September 30, 2004.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of October 26, 2004 and October 28, 2003, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On October 26, 2004 and on October 28, 2003, $4,582,546 ($2,291,273 to each of Kerzner
          Investments and the Company) and $4,686,914 ($2,343,457 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On October 26, 2004 and on October 28, 2003, $3,564,227 ($1,782,113 to Kerzner Investments and $1,782,114 to the Company) and $2,338,499 ($1,169,250 to Kerzner
          Investments and $1,169,249 to the Company), respectively, was distributed as excess cash.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004
AND 2003

Total  expenses for the three months ended  September  30, 2004 were  $4,255,282 compared  with  $4,122,761  for the  three  months  ended  September  30,  2003.
(a)Interest expense increased by $6,882 and amortization on deferred financing costs increased by $55,202 due primarily to the redemption of the 8.625% Senior Notes in the principal amount of $5,025,000 at the redemption price of approximately $5,407,000 on September 15, 2004, (b) salaries-related parties increased by $82,784 due to (i) the increase in Revenues of the Mohegan Sun and
(ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarter ended September 30, 2004 incentive compensation was calculated at 0.07% of the Revenues of the Mohegan Sun) and (c) general and administrative costs increased by $3,800 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $22,100, (ii) by an increase in credit rating service of approximately $3,000 and offset by (iii) a decrease in other legal expenses of approximately $8,000 and (iv) by a decrease in accounting fees of approximately $14,400), (d) 9.50% senior notes tender expense decreased by $13,452 due to the redemption of the $125 Million Senior Notes in June of 2003 and (e) depreciation decreased by $2,695.

Equity in income of Trading Cove Associates for the three months ended September 30, 2004 was $7,689,143 compared with $7,679,699 for the three months ended September 30, 2003. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $12,373.

As a result of the foregoing factors, the Company experienced net income of $3,466,995 for the three months ended September 30, 2004 compared with net income of $3,577,699 for the three months ended September 30, 2003.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total expenses for the nine months ended September 30, 2004 were $13,102,832 compared with $20,806,187 for the nine months ended September 30, 2003.
(a)Interest expense decreased by $5,627,895 and amortization on deferred financing costs decreased by $2,245,109 due primarily to the redemption of the $125 Million Senior Notes in the principal amount of $102,349,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million in June 2003, (b) salaries-related parties increased by $238,953 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the nine months ended September 30, 2004 incentive compensation was calculated at 0.07% of the Revenues of the Mohegan Sun) and (c)general and administrative costs increased by $447,279 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under
Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $462,700, (ii) by an increase in other legal expenses of approximately $2,800,
(iii) by an increase in payroll taxes of approximately $2,800, (iv) by an increase in insurance expense of approximately $2,400 and offset by (v) by a decrease in Commission filing expense of approximately $8,700 and (vi) by a decrease in accounting fees of approximately $11,600), (d) 9.50% senior notes tender expense decreased by $509,414 due to the redemption of the $125 Million Senior Notes in June 2003 and (e) depreciation decreased by $7,169.

Equity in income of Trading Cove Associates for the nine months ended September 30, 2004 was $22,803,342 compared with $21,208,884 for the nine months ended September 30, 2003. The Company has included amortization of purchased interests of $330,021 in each nine-month periods equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income decreased by $26,170.

As a result of the foregoing factors, the Company experienced net income of $9,778,127 for the nine months ended September 30, 2004 compared with net income of $506,484 for the nine months ended September 30, 2003.

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

In connection with the offering of the $125 Million Senior Notes, the Company used approximately $72 million to repurchase the $65 Million Senior Notes, distributed approximately $37 million to its member, Waterford Group, and paid the final $2 million to Leisure.

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

On January 4, 2000 also in accordance with the terms of the $125 Million Senior Notes Indenture, the Company distributed $34,671,789 to Waterford Group.

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

On September 15, 2003 $98,080 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

On March 15, 2004 $349,247 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

On September 15, 2004 $249,567 was distributed to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $113,733,000  and
$124,292,000 at September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004 and 2003, net cash provided by (used in) operating activities (as shown in the Condensed Statements of Cash Flows) was $10,904,481 and $(190,443), respectively.

Current assets decreased from $11,523,049 at December 31, 2003 to $7,540,957 at September 30, 2004. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2004 and September 15, 2004 on the 8.625% Senior Notes in the amounts of approximately $6,602,000 and $6,287,000, respectively, (ii) by the redemption on March 15, 2004 of 8.625% Senior Notes in the principal amount of $7,302,000, at the redemption price of 108.625% of the principal amount being redeemed, (iii) by the redemption on September 15, 2004 of 8.625% Senior Notes in the principal amount of $5,025,000, at the redemption price of 107.610% of the principal amount being redeemed, (iv) by distributions to Waterford Group on March 15, 2004 and September 15, 2004 of approximately $349,200 and $249,600, respectively and (v) by a tax distribution to Waterford Group on June 11, 2004 of approximately $2,005,700 and offset by (i) approximately $10,904,500 of cash provided by operating activities and (ii) by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $4,038,332 at December 31, 2003 to $816,241 at September 30, 2004. The decrease was primarily attributable to (i)a decrease in accrued interest on senior notes payable of approximately $3,348,200 (on September 15, 2004 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $6,287,000 was paid) and offset by
(ii) an increase in accrued expenses and accounts payable of approximately $126,100 (primarily attributable to (a) an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $9,000, (b) by an increase in the amount due for salaries-related parties of approximately $116,100 and (c) by an increase in amounts due for accounting services of approximately $3,000).

For the nine months ended September 30, 2004 and 2003 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $547,415 and $3,937,476, respectively. The net cash provided by investing activities in 2004 was the result of net maturities and purchases of restricted investments of approximately $547,400. The net cash provided by investing activities in 2003 was primarily the result of net maturities and purchases of restricted investments of approximately $3,737,500, distributions from TCA of $650,000,000, and offset by contributions to TCA of $450,000.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). Through September 30, 2004 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the nine months ended September 30, 2004 and 2003, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $14,931,539 and $6,598,352, respectively. The net cash used in financing activities in 2004 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2004 and September 15, 2004 in the principal amounts of $7,302,000 and $5,025,000, respectively, and by distributions to Waterford Group of $2,604,539. The net cash used in financing activities in 2003 was due to (i) the redemption of the $125 Million Senior Notes in the principal amounts of $5,658,000 and $102,349,000 on March 15, 2003 and June 11, 2003,
respectively, (ii) distributions to Waterford Group of $47,836,321, (iii) deferred financing costs of $3,843,031, (iv) the redemption of 8.625% Senior Notes on September 15, 2003 in the principal amount of $1,912,000 and (v) offset by the proceeds from the issuance of the 8.625% Senior Notes of $155,000,000.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption       Price (expressed as percentage of
                    (approximately)            notes redeemed                                     principal amount being redeemed
----------------    -------------------        -------------------      --------------------      ---------------------------------
August 1, 2003        $   5,568,000              $ 1,920,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                   107.610%


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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2004 and December 31, 2003. The fair value of the Company's long-term debt at September 30, 2004 and December 31, 2003 is estimated to be approximately $149,207,000 and $163,804,000, respectively, based on the quoted market price for the same issue.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.82%, and matures March 2, 2005 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has appealed this decision. Defendants' counterclaims are stayed pending this appeal.

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

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended September 30, 2004.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on August 18, 2004

       Item 5.

          On August 16, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report: August 16, 2004



(ii) Form 8-K Filed on August 25, 2004

       Item 5.

          On August 24, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K announcing that it had issued a press release announcing a reorganization of top management of its Mohegan Sun operation effective September 6, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report: August 24, 2004


(iii) Form 8-K Filed on September 8, 2004

       Item 8.01

          On September 2, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, announcing a change in the composition of the Mohegan Tribal Council, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report:  September 2, 2004


(iv) Form 8-K Filed on September 28, 2004

       Item 8.01

          On September 27, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, reporting that the Authority had issued a press release announcing that it had entered into development and management agreements with the Cowlitz Indian Tribe (the "Cowlitz Tribe"), a federally recognized Indian Tribe located in southwestern Washington on September 21, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report:  September 27, 2004


(v) Form 8-K Filed on October 19, 2004

       Item 8.01

       a) On October 18, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on October 15, 2004, on its website of its Slot Machine Statistical Report on a monthly basis for the fiscal years ended September 30, 2004 and 2003, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       b) On October, 18, 2004 the Authority filed Form 8-K, reporting that (i) on October 15, 2004 the Authority had issued a press release announcing that it had entered into an agreement to purchase The Downs Racing, Inc. and its subsidiaries from Penn National Gaming, Inc. and
          (ii) on October 14, 2004 the Authority received the requisite consent of its lenders to Amendment No. 3 to the amended and restated loan agreement by and among the Mohegan Tribe of Indians of Connecticut, the Authority, the lenders named therein and Bank of America, N.A., as administrative agent, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report:  October 18, 2004

(vi) Form 8-K Filed on October 27, 2004

       Item 8.01

          On October 26, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, reporting that the Authority had issued a press release announcing that it had entered into a management agreement with the Menominee Indian Tribe of Wisconsin, a federally recognized Indian tribe, and the Menominee Kenosha Gaming Authority on October 21, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report:  October 26, 2004


(vii) Form 8-K Filed on November 1, 2004

       Item 8.01

          On November 1, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form S-4, Registration Statement under The Securities Act of 1933, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference no. 033-80655.

       Date of Report:  November 1, 2004





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 12, 2004              By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer




Date: November 12, 2004              By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer