Form 10-K
period 2004-12-31
WATERFORD GAMING LLC
filed 2005-03-29
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /.

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

                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-K



                                                                            PAGE
PART I

ITEM 1.     BUSINESS                                                           1
ITEM 2.     PROPERTIES                                                        13
ITEM 3.     LEGAL PROCEEDINGS                                                 13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDERS MATTERS                                          14
ITEM 6.     SELECTED FINANCIAL DATA                                           14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        27
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       27
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                           27
ITEM 9A.    CONTROLS AND PROCEDURES                                           27

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                28
ITEM 11.    EXECUTIVE COMPENSATION                                            29
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    29
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    30
ITEM 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES                          31

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                           32

Signatures                                                                    37

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

For the fiscal years 2004, 2003 and 2002, the Company had net income of $13,923,694, $3,891,633 and $12,033,310, respectively. At the end of fiscal years 2004, 2003 and 2002, the Company had total assets of $34,490,765, $36,219,560 and $34,178,108, respectively.

As of December 31, 2004, the Company employed one full-time employee and no part-time employees. The Company's employee is not covered by a collective bargaining agreement.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%




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

The fair market value of the  Company's  long term debt at December 31, 2004 and
2003  is  estimated  to  be   approximately   $150,614,000   and   $163,804,000,
respectively, based on the quoted market price for the 8.625% Senior Notes.

The 8.625% Senior Notes Indenture is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Securities and Exchange Commission (the "COMMISSION") File No. 333-17795) as accepted by Commission on August 12, 2003 and is incorporated herein by reference.

C. TRADING COVE ASSOCIATES

TCA was organized on July 23, 1993. The primary purpose of TCA has been,

- to assist the Tribe and the Authority in obtaining federal recognition, - to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,
- to obtain financing for the initial development of the Mohegan Sun, - to negotiate the Amended and Restated Gaming Facility Management
        Agreement (the "MANAGEMENT AGREEMENT"),
- to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and
- to participate in the design and development of the Mohegan Sun.

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

TCA's sole source of revenue is payment under the Relinquishment Agreement as described below.

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

A summary of relinquishment payments received by TCA for 2004, 2003 and 2002 is as follows:


                DATE                        SENIOR          JUNIOR          TOTAL
-------------------------------------   -------------   -------------   -------------

April 26, 2004                          $   8,196,363   $          --   $   8,196,363
July 26, 2004                               8,477,030      16,673,392      25,150,422
October 25, 2004                            9,165,092              --       9,165,092
January 25, 2005                            8,712,261      17,877,353      26,589,614
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2004                $  34,550,746   $  34,550,745   $  69,101,491
                                        =============   =============   =============

April 25, 2003                          $   7,433,160   $          --   $   7,433,160
July 25, 2003                               8,101,075      15,534,235      23,635,310
October 27, 2003                            8,691,811              --       8,691,811
January 26, 2004                            8,323,731      17,015,541      25,339,272
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2003                $  32,549,777   $  32,549,776   $  65,099,553
                                        =============   =============   =============

April 25, 2002                          $   6,228,559   $          --   $   6,228,559
July 25, 2002                               7,104,939      13,333,500      20,438,439
October 25, 2002                            8,171,882              --       8,171,882
January 27, 2003                            7,748,971      15,920,852      23,669,823
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2002                $  29,254,351   $  29,254,352   $  58,508,703
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

In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At December 31, 2004 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date.

As of December 31, 2004, TCA had received $14.0 million from the Authority as Development Fee payments.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "DEVELOPMENT SERVICES FEE PHASE II"), equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2004, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2004. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement described below. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000.

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

At December 31, 2004 TCA's accrued liability to Kerzner Investments with respect to such fee was approximately $414,000 pursuant to the Development Service Agreement Phase II.

The Development Services Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

3 - TCA PARTNERSHIP AGREEMENT

In September 1994, Kerzner Investments, RJH Development Corp., Leisure Resort Technology, Inc. ("LEISURE"), Slavik and LMW entered into an amended and restated partnership agreement to, among other things: (i) admit Kerzner Investments as a partner to the Trading Cove partnership; (ii) act as the exclusive agent of the Mohegan Tribe to manage and develop an entertainment and gaming facility on the Mohegan Tribal Reservation; and (iii) engage in any other activities incidental or related to the foregoing.

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

Until January 1, 2000 TCA's primary source of revenue was management fees under the Management Agreement (the "MANAGEMENT Fees"). The Management Fees were paid monthly and were calculated in three tiers based upon Net Revenues, as defined in the Management Agreement, of the Mohegan Sun.

The final management fee was received by TCA from the Authority on January 25, 2000.

The Management Agreement is filed as an exhibit to the Company's Registration Statement on Form S-4, filed with the Commission (File No. 333-17795) and declared effective on May 15, 1997, and is incorporated herein by reference.

5 - AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the "AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement (i) terminated the Memorandum of Understanding, dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b) the Completion Guarantee and Investment Banking and Financing Arrangement Fee Agreement (the "FINANCING ARRANGEMENT AGREEMENT"); c) the Management Services Agreement; d) the Organizational and Administrative Services Agreement; e) the Marketing Services Agreement; and f) a Letter Agreement relating to expenses, dated October 19, 1996.

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

(a) First, to pay all unpaid amounts which may be due under the terminated letter agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2004 and 2003, $1,869,157 ($934,579 to Kerzner Investments and $934,578 to affiliates of the Company) and, $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

(b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. The Company does not anticipate TCA making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2004, these capital contributions aggregated $8,000,000. From January 1, 2000 to December 31, 2004, $8,000,000 has been repaid to the partners of TCA, 50 percent to the Company and 50 percent to Kerzner Investments.

As of December 31, 2004, $0 in capital contributions remained outstanding.

(c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

(d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2004. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2004 was approximately $414,000.

(e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 26, 2005 and on January 27, 2004, $1,250,000 was distributed in terms of the fifth priority.

(f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this sixth priority were made during 2001.

(g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments as distributions. On January 26, 2005 and January 27, 2004, $13,294,808 ($6,647,404 to each of Kerzner Investments and the Company) and $12,669,636 ($6,334,818 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

(h) Eighth, to distribute all excess cash. On January 26, 2005 and on January 27, 2004, $11,600,000 ($5,800,000 to each of Kerzner Investments and the Company) and $10,926,597 ($5,463,298 to Kerzner Investments and $5,463,299 to the Company, respectively was distributed as excess cash.

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

The full-service gaming and entertainment complex includes the following:

CASINO OF THE EARTH. The Casino of the Earth, the original casino at the Mohegan Sun, has approximately 179,500 square feet of gaming space and offers approximately 3,875 slot machines and 180 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, include three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by the Authority, for a total of approximately 1,400 restaurant seats ( which will increase to 1,700 restaurant seats upon completion of the new Uncas American Indian Grill, a 300-seat full-service restaurant and bar concept anticipated to open in July 2005). An approximately 10,000 square foot, 410-seat lounge features live entertainment seven days a week. There is an approximately 11,000 square foot simulcasting race book facility, and five retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

CASINO OF THE SKY. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers approximately 2,400 slot machines and 105 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, include two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Authority, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,600 restaurant seats, Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party, the Mohegan Sun Arena with seating for up to 10,000, a 350-seat cabaret, a child care facility and an arcade-style recreation area operated by a third party, The Shops at Mohegan Sun containing approximately 29 different retail shops, six of which are owned by the Authority, an approximately 1,200-room luxury hotel with room service, an approximately 20,000 square foot spa operated by a third party and approximately 100,000 square feet of convention space.
                                       11

As of December 31, 2004, Mohegan Sun had parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline station and convenience center located adjacent to the Mohegan Sun.

The Authority formed the Mohegan Basketball Club, ("MBC") , for the purpose of holding a membership in the Women's National Basketball Association ("WNBA") and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

MOHEGAN VENTURES - NW. In July 2004, the Authority formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of two members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino will be owned by the Cowlitz Indian Tribe. Both Mohegan Ventures-NW and Salishan-Mohegan were designated as the Authority's unrestricted subsidiaries, which are not required to be guarantors of the Authority's debt obligations.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as provide assistance with the financing, of the Cowlitz Project and the agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement. The management agreement is for a period of seven years during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Cowlitz Project. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission.

Menominee Project. In October 2004, the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. According to the management agreement, the Authority was granted the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates income from operations earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission.

POCONO DOWNS. On January 25, 2005 the Authority and its wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC acquired from subsidiaries of Penn National Gaming, Inc. the Pocono Downs Racetrack, a standardbred harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania, or Pocono Downs, and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The $280 million purchase price before closing adjustments and other costs was funded by the Authority through draws and the Authority's bank credit facility.

The Authority has the right to apply for a Pennsylvania Category One slot machine license which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Upon the issuance of a slot machine license, the Authority will proceed with its plans to open a new slot machine facility which the Authority anticipates will open in the fall of 2006. The new facility also is expected to include restaurants, lounges and a small entertainment venue. The Authority anticipates that it will spend up to $175 million on the construction, furnishing and equipping of the new facility, in addition to paying a one-time $50 million fee to the Commonwealth of Pennsylvania upon receipt of a slot machine license.

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

The Company believes that it has meritorious defenses and, if necessary, intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the pendency of the appeal and the disputed issues of law and/or facts on which the outcome of this litigation depends.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not applicable. The Company did not sell any of its equity securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA


                                                  FOR THE YEAR ENDED
                       ------------  -------------   ------------   ------------   ------------
                          2004           2003            2002           2001           2000


Total expenses        $ (16,697,545)$  (24,751,861) $ (13,102,082) $ (13,579,600) $ (13,490,367)

Interest and
  dividend income           117,608        123,634        534,012      1,330,711      1,894,738

Equity in income of
  Trading Cove
  Associates             30,503,631     28,519,860     24,601,380     18,823,461     14,068,067
                       ------------  -------------   ------------   ------------   ------------
Net income            $  13,923,694 $    3,891,633  $  12,033,310  $   6,574,572  $   2,472,438
                       ============  =============   ============   ============   ============


OTHER DATA
 Interest expense     $  13,588,087 $   19,481,783  $  11,080,139  $  11,560,994  $  11,641,049

 Net change in cash
   and cash
   equivalents        $   (320,320) $      233,470  $   1,087,653  $    (453,072) $( 56,313,596)




                                                   YEAR-END STATUS
                       ------------  -------------   ------------   ------------   ------------
                          2004           2003            2002           2001           2000


Total current assets  $  10,750,950 $   11,523,049  $  15,010,697  $  29,769,455  $  46,519,473
 Trading Cove
   Associates-equity
   investment            17,052,615     16,965,487     11,972,338     10,639,562     (7,362,921)
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.       3,784,059      4,162,049      4,540,039      4,918,029      5,296,019
 Deferred financing
   costs net of
   accumulated
   amortization           2,903,141      3,568,059      2,643,338      3,010,202      3,377,066
 Fixed assets, net
   of accumulated
   depreciation                 ---            916         11,696         22,476         33,256
                       ------------  -------------   ------------   ------------   ------------
Total assets          $  34,490,765 $   36,219,560  $  34,178,108  $  48,359,724  $  47,862,893
                       ============  =============   ============   ============   ============
 Total current
   liabilities        $   3,728,147 $    4,038,332  $   3,133,192  $   3,400,556  $   3,481,637
 9.50% senior
   notes payable                ---            ---    108,007,000    115,434,000    119,691,000
 8.625% senior
   notes payable        140,761,000    153,088,000            ---            ---            ---

                       ------------  -------------   ------------   ------------   ------------
 Total liabilities    $ 144,489,147 $  157,126,332  $ 111,140,192  $ 118,834,556  $ 123,172,637
                       ------------  -------------  -------------   ------------   ------------
 Member's
   deficiency         $(109,998,382)$ (120,906,772) $ (76,962,084) $ (70,474,832) $ (75,309,744)
                       ============  =============   ============   ============   ============


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

As of December 31, 2004, the Company has an aggregate long-term senior indebtedness of $140,761,000, consisting of the 8.625% Senior Notes. On March 15, 2005, $5,600,000 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 107.610% of the principal amount being redeemed. The Authority is also highly leveraged. As of December 31, 2004, the Authority had a total of approximately $1,026 billion of indebtedness outstanding.

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

For the year ending September 30, 2004, the annual minimum priority distribution to the Mohegan Tribe was $15.4 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index. The Authority will be permitted to borrow substantial additional indebtedness, including senior secured indebtedness, in the future.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at December 31, 2004 was approximately $414,000), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

The Company may transfer its right to buy under the buy/sell provision of the TCA Partnership Agreement to the Waterford Group or the Waterford Group may fund the purchase of Kerzner Investments partnership interest. If the Company were to elect to buy Kerzner Investments partnership interest other than with funds provided by the Waterford Group, the 8.625% Senior Notes Indenture requires the Company to redeem the 8.625% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient for the Company to redeem the 8.625% Senior Notes on satisfactory terms, or at all.

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

The Governor of New York recently entered into five land claim settlement agreements with Indian tribes that will require the State legislature to increase the number of authorized tribal casinos in the Catskills region from three (3) to five (5). In the event this is approved and federal legislation is also enacted, then there is the likelihood that significant competition for New York patrons will ensue. The Catskills region is about 185 miles from Mohegan Sun.

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

The Narragansett Tribe of Rhode Island has partnered with Harrah's to open a facility in West Warwick. The proposed casino would be operated under Rhode Island law and not under the Indian Gaming Regulatory Act. This arrangement was contained in a statewide ballot measure that was scheduled for a vote in November 2004. However, the State Supreme Court in August 2004 issued an advisory opinion that the referendum would violate the State's constitution. At this writing, the status of the Narragansett/Harrah's effort remains uncertain but there have been reports that another ballot measure will be offered.

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

Gaming on the Mohegan Tribe's reservation is extensively regulated by federal, state and tribal regulatory bodies, including the National Indian Gaming Commission and agencies of the State of Connecticut (for example, the Division of Special Revenue, the State Police and the Department of Liquor Control). As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that the Authority can conduct and the revenues they realize. Congress has regulatory authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. Currently, the operation of all gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988. For the past several years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with the Indian Gaming Regulatory Act. Certain bills have also been proposed which would have the effect of repealing many of the key provisions of the Indian Gaming Regulatory Act and prohibiting the continued operation of certain classes of gaming on certain Indian reservations in states where such gaming is not otherwise allowed on a commercial basis. However, none of the substantive proposed adverse amendments to the Indian Gaming Regulatory Act have proceeded out of committee hearings to a vote by either the House or the Senate.

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

Efforts were made in Congress in the mid-1990s to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House bill which would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. This legislation was not enacted. However, tax reform is being considered in the 109th Congress and some leading proposals include taxation of gaming proceeds. If enacted, legislation in this area could materially and adversely affect the Authority's ability to make capital improvements and repay its indebtedness which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

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

The following is a review of the more significant accounting policies and methods used by the Company:

1 - CONCENTRATION OF CREDIT RISK - The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and the related Relinquishment Fees paid and to be paid by the Authority.

2 - EQUITY INVESTMENTS - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.5 percent interest in TCA. This amount is amortized over the term of the related agreement. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned and cash received by TCA pursuant to the Relinquishment Agreement with the Authority. Distributions are recorded when received.

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


(1) As of December 31, 2004, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $135,161,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. At December 31, 2004, the Company had an aggregate long-term senior indebtedness of $140,761,000. On March 15, 2005, $5,600,000 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 107.610% of the principal amount being redeemed. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 27, 2004, July 27, 2004, October 26, 2004 and January 26, 2005, the Company received $2,620,000, $11,925,000, $4,073,386 and $12,447,404,
respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $69,001,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2004.

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

F - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003

Total expenses for the twelve months ended December 31, 2004 were $16,697,545 compared with $24,751,861 for the twelve months ended December 31, 2003. (a) Interest expense decreased by $5,893,696 and amortization on deferred financing costs decreased by $2,253,392 due primarily to the redemption of the 9.50% Senior Notes in the principal amount of $102,349,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million in June 2003, (b) salaries-related parties increased by $316,422 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the revenues of the Mohegan Sun (for the year ended December 31, 2004, incentive compensation was calculated at 0.07% of the revenues of the Mohegan Sun) and (c) general and administrative costs increased by $295,628 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation as described in PART I: Item 3 LEGAL PROCEEDINGS, of approximately $303,300, (ii) by an increase in insurance expense of approximately $5,900, (iii) by an increase in other legal expenses of approximately $7,300, (iv) by an increase in payroll taxes of approximately $4,300 and offset by (v) a decrease in Commission filing expenses of approximately $8,700 and (vi) by a decrease in accounting fees of approximately $14,500), (d) 9.50% senior notes tender expense decreased by $509,414 due to the redemption of the 9.50% Senior Notes in June 2003 and (e) depreciation decreased by $9,864.

Equity in income of Trading Cove Associates for the year ended December 31, 2004 was $30,503,631 compared with $28,519,860 for the year ended December 31, 2003. The Company has included amortization of purchased interests of $440,028 in each year's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income decreased by $6,026.

As a result of the foregoing factors, the Company experiences net income of $13,923,694 for the year ended December 31, 2004, compared with net income of $3,891,633 for the year ended December 31, 2003.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002

Total expenses for the twelve months ended December 31, 2003 were $24,751,861 compared with $13,102,082 for the twelve months ended December 31, 2002. (a) Interest expense increased by $8,401,644 due primarily to the redemption of the 9.50% Senior Notes in the principal amount of $102,349,000 at the tender premium of approximately $7,164,000 and the issuance of the 8.625% Senior Notes in the principal amount of $155 million, (b) salaries-related parties increased by $65,912 due to the increase in Revenues of the Mohegan Sun, (c) general and administrative costs increased by $121,363 (primarily attributable to (i) an increase in legal and other expenses related to the defense of the Leisure litigation, as described in PART I: Item 3 LEGAL PROCEEDINGS, of approximately $106,900, (ii) an increase in insurance expense of approximately $8,800, (iii) an increase in Commission filing expense of approximately $8,900, (iv) an increase in accounting fees of approximately $15,400 and (v) by an increase in rating agency fees of approximately $9,600 and offset by (vi) a decrease in bank sweep fees of approximately $15,900 and (vii) by a decrease in other legal expenses of approximately $11,400), (d) 9.50% senior notes tender expense increased by $509,414 due to the redemption of the 9.50% senior notes and (e) amortization on deferred financing costs increased by $2,551,446 due primarily to the redemption of the 9.50% Senior Notes, the issuance of the 8.625% Senior Notes and the additional amortization due to the mandatory redemption of the 8.625% Senior Notes on September 15, 2003.

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

On January 6, 1998 the Company paid $5 million to Leisure whereby Leisure gave up its beneficial interest of 5 percent of the organizational and administrative fee and excess cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

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

On January 4, 2000 in accordance with the terms of the 9.50% Senior Notes indenture, dated as of March 17, 1999 between the Company and Finance, as issuers, and State Street Bank and Trust Company, as trustee, and the Security and Control Agreement, dated as of March 17, 1999 between the Company and Finance and State Street Bank and Trust Company, $15,000,000 was transferred to restricted investments.

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

Tax distributions totaling approximately $14,861,000 were made by the Company during 1999, 2000, 2001, 2002, 2003 and 2004 in accordance with the terms of the applicable indentures. On January 10, 2005 a tax distribution of approximately $2,875,000 was made by the Company.

The Company distributed the following amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

                Date of Distribution                    Amount Distributed
               ----------------------                  --------------------
                September 15, 2003                           $98,080

                March 15, 2004                              $349,247

                September 15, 2004                          $249,567

                March 15, 2005                              $294,585

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $109,998,000  and
$120,907,000 at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $14,502,894 and $3,111,417, respectively.

Current assets decreased from $11,523,049 at December 31, 2003 to $10,750,950 at December 31, 2004. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2004 and September 15, 2004 on the 8.625% Senior Notes in the amounts of approximately $6,602,000 and $6,287,000, respectively, (ii) by the redemption on March 15, 2004 of 8.625% Senior Notes in the principal amount of $7,302,000, at the redemption price of 108.625% of the principal amount being redeemed, (iii) by the redemption on September 15, 2004 of 8.625% Senior Notes in the principal amount of $5,025,000, at the redemption price of 107.610% of the principal amount being redeemed, (iv) by distributions to Waterford Group on March 15, 2004 and September 15, 2004 of approximately $349,200 and $249,600, respectively and (v) by tax distributions, to Waterford Group on June 11, 2004 and December 27, 2004 of approximately $2,005,700 and $410,800, respectively, and offset by (i) approximately $14,502,900 of cash provided by operating activities and (ii) by distributions by TCA in terms of the Amended and Restated Omnibus Termination Agreement.

Current liabilities decreased from $4,038,332 at December 31, 2003 to $3,728,147 at December 31, 2004. The decrease was primarily attributable to (i) a decrease in accrued interest on Senior Notes payable of approximately $313,000 (during the year 2004, 8.625% Senior Notes in the principal amount of $12,327,000 were redeemed) and offset by (ii) an increase in accrued expenses and accounts payable of approximately $2,900 primarily attributable to (a) an increase in amount due for salaries-related parties of approximately $30,700, (b) by an increase in amounts due for other legal services of approximately $4,600, (c) by an increase in amounts due for insurance of approximately $2,700 and offset by
(d) a decrease in legal and other expenses related to the defense of the Leisure Litigation, as detailed under PART I: Item 3 LEGAL PROCEEDINGS, of approximately $28,200 and (e) by a decrease in amounts due for accounting services of approximately $6,300.

For the years ended December 31, 2004 and 2003 net cash provided by investing activities (as shown in the Statements of Cash Flows) was $519,090 and $3,720,405, respectively. The net cash provides by investing activities in 2004 was the result of net maturities and purchases of restricted investments of approximately $519,100. The net cash provided by investing activities in 2003 was primarily the result of net maturities and purchases of restricted investments of approximately $3,720,400 and distributions from TCA of $450,000 and offset by contributions to TCA of $450,000 (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun).

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of December 31, 2004 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the twelve months ended December 31, 2004 and 2003, net cash used in financing activities (as shown in the Statements of Cash Flows) was $15,342,304 and $6,598,352, respectively. The net cash used in financing activities in 2004 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2004 and September 15, 2004 in the principal amounts of $7,302,000 and $5,025,000, respectively, and by distributions to Waterford Group of $3,015,304. The net cash used in financing activities in 2003 was primarily the result of the redemption of the 9.50% Senior Notes in the principal amount of $5,658,000 on March 15, 2003, by the redemption of the 9.50% Senior Notes on June 11, 2003 in the principal amount of $102,349,000, by the redemption of the 8.625% Senior Notes on September 15, 2003 in the principal amount of $1,912,000, by deferred financing costs of approximately $3,843,000 and by distributions to Waterford Group of $47,836,321 and offset by the proceeds from the 8.625% Senior Notes issuance in the principal amount of $155,000,000.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%


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

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2004 and 2003. The fair market value of the Company's long-term debt at December 31, 2004 and 2003 is estimated to be approximately $150,614,000 and $163,804,000, respectively, based on the quoted market price for the same issue.


The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 1.82% and matured March 2, 2005 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and notes thereof are filed as part of this report and appear in this annual report on Form 10-K beginning on page 35.

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

(b)  Changes in Internal Controls

There has been no change in the Company's internal controls over financial reporting during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls or financial reporting.
                                       27

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables sets forth certain information with respect to persons who are members of the Board of Directors of the Company or who are Executive Officers of the Company.

NAME                       AGE                     POSITION
----                       ---                     --------
Len Wolman                 50            Chairman of the Board and Chief
                                         Executive Officer
Alan Angel                 48            Chief Financial Officer
Del J. Lauria              56            Director and Secretary
Mark Wolman                47            Director
Stephan F. Slavik          58            Director
Richard Slavik             54            Vice President


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

DEL J. LAURIA. Mr. Lauria became a Director, Chief Financial Officer and Secretary of the Company upon its formation. Mr. Lauria was succeeded as Chief Financial Officer in January 1999 by Mr. Alan Angel. Mr. Lauria is also an Officer and Director of the Waterford Hotel Group, Inc. and is Executive Vice President and Director of Slavik. Mr. Lauria first joined the Slavik Organization in 1980 as the Chief Financial Officer of its real estate property management division. The Slavik Organization is an affiliated group of full service real estate companies first established in Michigan in the early 1950s. Mr. Lauria rapidly advanced at the Slavik Organization and currently holds various key managerial positions within the enterprise. Prior to joining the Slavik Organization, Mr. Lauria was associated with the accounting firm now known as Deloitte &Touchee and is a certified public accountant. Mr. Lauria has served as Treasurer and Secretary of Finance since its inception.

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

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.


NAME                      YEAR ENDED                SALARY
----                      ----------                ------
Len Wolman(i)                2004               $  1,217,420
                             2003               $    900,998
                             2002               $    835,086

Del Lauria                   2004               $        -
                             2003               $        -
                             2002               $        -

Stephan F. Slavik            2004               $        -
                             2003               $        -
                             2002               $        -

Mark Wolman                  2004               $        -
                             2003               $        -
                             2002               $        -

Alan Angel                   2004               $        -
                             2003               $        -
                             2002               $        -

Richard Slavik               2004               $        -
                             2003               $        -
                             2002               $        -

(i) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the years ended December 31, 2004, 2003 and 2002, $1,217,420, $900,998 and $835,086, respectively, was incurred by the Company pursuant to the employment contract.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company's sole member is Waterford Group, L.L.C.

The following table sets forth the beneficial ownership interest in Waterford Group, L.L.C.


NAME OF                                                         % OWNERSHIP
BENEFICIAL OWNER                                              IN THE COMPANY
----------------                                              --------------
LMW Investments, Inc.(i)..................................        32.2033%
Slavik Suites, Inc.(ii)...................................        67.7967%
                                                              --------------
                                                                       100.0000%
                                                              ==============

(i) LMW Investments, Inc. is owned 50% by Mr. Len Wolman and 50% by Mr. Mark Wolman. The address for LMW Investments, Inc. is 914 Hartford Turnpike, P.O. Box 715, Waterford, Connecticut 06385.

(ii) Messrs. Len and Mark Wolman each own approximately 11.875% of the outstanding shares of Slavik Suites, Inc. Messrs. Stephan F. Slavik and Richard Slavik each own approximately 14.35% of the outstanding shares of Slavik Suites, Inc. The address for Slavik Suites, Inc. is 32605 West 12 Mile Road, Suite 350, Farmington Hills, Michigan 48334.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, which equals 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2004 all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2004. The Development Services Fee Phase II is paid in three installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000.

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

At December 31, 2004 the accrued liability to Kerzner Investments pursuant to the Development Services Agreement Phase II was approximately $414,000.

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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00 percent to 0.10 percent) to be determined using a formula attached to the employment agreement, which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $1,217,420, $900,998 and $835,086, respectively, as an expense pursuant to Len Wolman's employment agreement.

                        OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004, 2003, and 2002 approximately $42,000, $42,000 and $46,000, respectively, was paid and incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, in 2004, 2003 and 2002 TCA incurred approximately $935,000, $920,000 and, $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2004, 2003 and 2002 was $553, $6,480 and $6,480,
respectively.

Waterford Group, Slavik Suites, Inc. and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in Southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

For the year ended December 31, 2004

Audit fees                                              $  44,250
Tax fees                                                      750
All other fees
     Excess cash certification                              2,250

 Total                                                  ---------
                                                        $  47,250
                                                        =========

For the year ended December 31, 2003

Audit fees                                              $ 264,000
Tax fees                                                    2,250
All other fees
    Analyses of proposed buyout of a contract              17,250
                                                        ---------
 Total                                                  $ 283,500
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

    (ix) Filed herewith.

b) FINANCIAL STATEMENTS SCHEDULES



INDEX TO FINANCIAL STATEMENTS


WATERFORD GAMING, L.L.C.
Report of Independent Registered Public Accounting Firm         F-1
Financial Statements:
Balance Sheets as of December 31, 2004 and 2003                 F-2
Statements of Income for the years ended
        December 31, 2004, 2003 and 2002                        F-3
Statements of Changes in Member's Deficiency for the
        years ended December 31, 2004, 2003 and 2002            F-4
Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002                        F-5
Notes to Financial Statements                                   F-6

TRADING COVE ASSOCIATES
Report of Independent Registered Public Accounting Firm         F-18
Financial Statements:
Balance Sheets as of December 31, 2004 and 2003                 F-19
Statements of Operations for the years ended
        December 31, 2004, 2003 and 2002                        F-20
Statements of Changes in Partners' Capital
        for the years ended
        December 31, 2004, 2003 and 2002                        F-21
Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002                        F-22
Notes to Financial Statements                                   F-23

               REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
Hartford, CT
March 15, 2005

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2004 and 2003

                        ---------------------------------


                                                                                        2004                      2003
                                                                                  ---------------           ---------------

                   ASSETS

Current assets
     Cash and cash equivalents                                                      $  4,571,752              $  4,892,072
     Restricted investments                                                            6,104,635                 6,623,725
     Other current assets                                                                 74,563                     7,252
                                                                                  ---------------           ---------------

        Total current assets                                                          10,750,950                11,523,049
                                                                                  ---------------           ---------------

Trading Cove Associates - equity investment                                           17,052,615                16,965,487
Beneficial interest - Leisure Resort Technology, Inc.                                  3,784,059                 4,162,049
Deferred financing costs, net of accumulated amortization of $939,890
        and $274,972 at December 31, 2004 and 2003, respectively                       2,903,141                 3,568,059
Fixed assets, net of accumulated depreciation of $53,918 and $53,002 at
        December 31, 2004 and 2003, respectively                                            ---                        916
                                                                                  ---------------           ---------------

        Total assets                                                                $ 34,490,765              $ 36,219,560
                                                                                  ===============           ===============


                   LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
     Accrued expenses and accounts payable                                          $    153,404              $    150,535
     Accrued interest on senior notes payable                                          3,574,743                 3,887,797
                                                                                  ---------------           ---------------

        Total current liabilities                                                      3,728,147                 4,038,332
                                                                                  ---------------           ---------------

8.625% senior notes payable                                                          140,761,000               153,088,000
                                                                                  ---------------           ---------------

        Total liabilities                                                            144,489,147               157,126,332
                                                                                  ---------------           ---------------

Commitments and contingent liabilities

Member's deficiency                                                                 (109,998,382)             (120,906,772)
                                                                                  ---------------           ---------------

        Total liabilities and member's deficiency                                   $ 34,490,765              $ 36,219,560
                                                                                  ===============           ===============



The accompanying notes are an integral part of these financial statements.

                                       F-2


                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2004, 2003 and 2002


                          -----------------------------

                                                                    2004                     2003                   2002
                                                                -------------           -------------          -------------

Expenses
      Interest expense                                          $ 13,588,087            $ 19,481,783           $ 11,080,139
      Salaries - related parties                                   1,217,420                 900,998                835,086
      General and administrative                                     848,214                 552,586                431,223
      9.50% senior notes tender expense                                  ---                 509,414                    ---
      Amortization of beneficial interest -
         Leisure Resort Technology, Inc.                             377,990                 377,990                377,990
      Amortization on deferred financing costs                       664,918               2,918,310                366,864
      Depreciation                                                       916                  10,780                 10,780
                                                                -------------           -------------          -------------

              Total expenses                                      16,697,545              24,751,861             13,102,082
                                                                -------------           -------------          -------------


      Interest and dividend income                                   117,608                 123,634                534,012
      Equity in income of
         Trading Cove Associates                                  30,503,631              28,519,860             24,601,380
                                                                -------------           -------------          -------------

              Net income                                        $ 13,923,694            $  3,891,633           $ 12,033,310
                                                                =============           =============          =============


The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                  Statements of Changes in Member's Deficiency

              For the years ended December 31, 2004, 2003 and 2002


                      -------------------------------

Balance, January 1, 2002                                     $  (70,474,832)

Distributions                                                   (18,520,562)

Net income                                                       12,033,310
                                                             ---------------

Balance, December 31, 2002                                      (76,962,084)

Distributions                                                   (47,836,321)

Net income                                                        3,891,633
                                                             ---------------

Balance, December 31, 2003                                     (120,906,772)

Distributions                                                    (3,015,304)

Net income                                                       13,923,694
                                                             ---------------

Balance, December 31, 2004                                   $ (109,998,382)
                                                             ===============



The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2004, 2003 and 2002


                          -----------------------------

                                                                                2004             2003             2002
                                                                           -------------     -------------    -------------

Cash flows from operating activities
    Net income                                                             $ 13,923,694      $  3,891,633     $ 12,033,310
                                                                           -------------     -------------    -------------

    Adjustments to reconcile net income
        to net cash provided by operating activities
           Amortization                                                       1,042,908         3,296,300          744,854
           Depreciation                                                             916            10,780           10,780
           Equity in income of Trading Cove Associates                      (30,503,631)      (28,519,860)     (24,601,380)
           Operating distributions from Trading Cove Associates              30,416,503        23,526,711       22,718,604
           Changes in operating assets and liabilities
              Other current assets                                              (67,311)              713            1,107
              Accrued expenses and accounts payable                               2,869            38,539          (59,614)
              Accrued interest on senior notes payable                         (313,054)          866,601         (207,750)
                                                                           -------------     -------------    -------------
                      Total adjustments                                         579,200          (780,216)      (1,393,399)
                                                                           -------------     -------------    -------------

                      Net cash provided by
                           operating activities                              14,502,894         3,111,417       10,639,911
                                                                           -------------     -------------    -------------

Cash flows from investing activities
    Maturities and (purchases) of restricted investments - net                  519,090         3,720,405       15,845,304
    Contributions to Trading Cove Associates                                        ---          (450,000)      (1,000,000)
    Distributions from Trading Cove Associates                                      ---           450,000        1,550,000
                                                                           -------------     -------------    -------------
                      Net cash provided by
                           investing activities                                 519,090         3,720,405       16,395,304
                                                                           -------------     -------------    -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                              (12,327,000)       (1,912,000)             ---
    Distributions to member                                                  (3,015,304)      (47,836,321)     (18,520,562)
    Proceeds from 8.625% senior notes issuance                                      ---       155,000,000              ---
    Deferred financing costs                                                        ---        (3,843,031)             ---
    Redemption of  9.50% senior notes payable                                       ---      (108,007,000)      (7,427,000)
                                                                           -------------     -------------    -------------
                      Net cash used in
                           financing activities                             (15,342,304)       (6,598,352)     (25,947,562)
                                                                           -------------     -------------    -------------

                      Net change in cash and cash equivalents                  (320,320)          233,470        1,087,653

Cash and cash equivalents

Beginning of year                                                             4,892,072         4,658,602        3,570,949
                                                                           -------------     -------------    -------------
End of year                                                                $  4,571,752      $  4,892,072     $  4,658,602
                                                                           =============     =============    =============


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                 $ 13,901,141      $ 18,615,181     $ 11,287,889
                                                                           =============     =============    =============


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

Fianance has no activity and maintains only $100 in cash. Therefore, it is not consolidated in the accompanying financial statements of the Company.

In connection with the $125 Million Senior Notes offering, the Company distributed $37,050,000 to Waterford Group, L.L.C. during March 1999. During December 1999, the Company received a payment on notes it held due from the Authority and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group during January 2000. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes. In connection with the 8.625% Senior Notes offering, the Company distributed approximately $44,500,000 to Waterford Group during June 2003. Tax distributions totaling approximately $14,861,000 were made by the Company during 1999, 2000, 2001, 2002, 2003 and 2004. On January 10, 2005 a tax distribution of approximately $2,875,000 was made by the Company. In addition the Company distributed the following amounts to Waterford Group in accordance with the terms of the indenture relating to the 8.625% senior notes (the "8.625% Senior Notes Indenture").


        Date of Distribution            Amount Distributed
        --------------------            ------------------

        September 15, 2003                  $  98,080
        March 15, 2004                      $ 349,247
        September 15, 2004                  $ 249,567
        March 15, 2005                      $ 294,585


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Method

The accrual method of accounting is used in the preparation of the financial statements.

Cash and Cash Equivalents

Cash  and  cash  equivalents  represent  cash  and  short-term,   highly  liquid
investments with original maturities of three months or less.

Restricted Investments

Restricted investments at December 31, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 1.82% and matured March 2, 2005 and an investment in the First
American Treasury Obligations Fund and at December 31, 2003 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 1.01% and matured March 10, 2004, and an investment in the First American Treasury Obligations Fund. The investments represent a restricted investment fund that has been established with a trustee in terms of the 8.625% Senior Notes Indenture and is reported at cost plus accrued interest, which approximates market.

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


2. TRADING COVE ASSOCIATES:

TCA was organized on July 23, 1993. The primary purpose of TCA has been,

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") and the Authority, in obtaining federal recognition,

     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,

     c) to obtain financing for the initial development of the Mohegan Sun Casino (the "Mohegan Sun"),

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

As of December 31, 2004, 2003 and 2002 the following summary information relates to TCA. Total revenues and net income are for the years ended December 31, 2004, 2003 and 2002.



                                                  2004                    2003             2002
                                              -------------          -------------    -------------
Total current assets                          $  27,322,651          $  26,143,405    $  24,501,961
                                              =============          =============    =============

Total assets                                  $  29,539,425          $  28,582,603    $  27,166,723
Total liabilities                                  (973,228)            (1,070,719)     (10,521,195)
                                              -------------          -------------    -------------
Partners' capital                             $  28,566,197          $  27,511,884    $  16,645,528
                                              =============          =============    =============

Total revenues                                 $ 69,144,891          $  69,797,608     $ 59,065,491
                                              =============          =============    =============

Net income                                    $  66,887,319          $  62,919,777    $  55,082,815
                                              =============          =============    =============

As of December 31, 2004, 2003 and 2002, the following summarizes the Company's investment in TCA.


                                                  2004                   2003              2002
                                               ------------          -----------       ------------
  Trading Cove Associates -
    equity investment, beginning of year       $ 16,965,487          $ 11,972,338      $ 10,639,562
  Contributions                                         ---               450,000         1,000,000
  Distributions                                 (30,416,503)          (23,976,711)      (24,268,604)
                                               ------------          ------------      ------------

                                                (13,451,016)          (11,554,373)      (12,629,042)
                                               ------------          ------------      ------------
Income from Trading Cove
  Associates                                     30,943,659            28,959,888        25,041,408
Amortization of interests
  purchased                                        (440,028)             (440,028)         (440,028)
                                               ------------          ------------      ------------
Equity in income of
  Trading Cove Associates                        30,503,631            28,519,860        24,601,380
                                               ------------          -----------       ------------
Trading Cove Associates -
   equity investment, end of year              $ 17,052,615          $ 16,965,487      $ 11,972,338
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

For the years ended December 31, 2004, 2003 and 2002 the Relinquishment Fees earned were $69,101,491, $65,099,553 and $58,508,703, respectively. The amount of Relinquishment Fees reported are based upon Revenues reported to TCA by the Authority.

DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14.0 million development fee (the "Development Fee").

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At December 31, 2004 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. As of December 31, 2004, the Authority had paid TCA $14.0 million as Development Fee payments in accordance with the terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2004, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2004. The Development Services Fee Phase II is paid on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement. The total of the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. At December 31, 2004, the accrued liability to Kerzner Investments pursuant to the Development Agreement Phase II was approximately $414,000.

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

AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

Effective March 18, 1999, the Amended and Restated Omnibus Termination Agreement (the " Amended and Restated Omnibus Termination Agreement") was entered into by TCA, Kerzner International, the Company, KIML, LMW, Kerzner Investments, Slavik and Construction. The Amended and Restated Omnibus Termination Agreement (i) terminated the memorandum of understanding dated February 7, 1998; and (ii) effective January 1, 2000 terminated a) the Amended and Restated Omnibus Financing Agreement, b)the completion guarantee and investment banking and financing arrangement fee agreement (the "Financing Arrangement Agreement"); c) the Management Services Agreement; d) the Organizational and Administrative Services Agreement; e) the Marketing Services Agreement; and f) a Letter Agreement relating to expenses dated October 19, 1996.

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2004, and 2003, $1,869,157 ($934,579 to Kerzner Investments and $934,578 to
          affiliates of the Company)and $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. The Company does not anticipate TCA making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2004 these capital contributions aggregated $8,000,000. From January 1, 2000 to December 31, 2004 $8,000,000 has been repaid to the partners of TCA, 50 percent to the Company and 50 percent to Kerzner Investments.

          As of December 31, 2004, $0 in capital contributions remained outstanding.
                                      F-10

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2004. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2004 was approximately $414,000.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 26, 2005 and on January 27, 2004, $1,250,000 was distributed in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company twenty-five percent (25%) of the relinquishment payments as distributions. On January 26, 2005 and January 27, 2004, $13,294,808 ($6,647,404 to each of Kerzner Investments and the Company)and
          $12,669,636 ($6,334,818 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On January 26, 2005, and January 27, 2004, $11,600,000 ($5,800,000 to each of Kerzner
          Investments and the Company)and $10,926,597 ($5,463,298 to Kerzner Investments and $5,463,299 to the Company), respectively, was distributed as excess cash.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at December 31, 2004 and 2003, amounts to $3,273,152 and $2,895,162 respectively.

4. DEFERRED COSTS:

   Deferred costs consist of the following at December 31, 2004:

        Deferred financing costs                        $3,843,031
        Less accumulated amortization                      939,890
                                                        ----------
                                                        $2,903,141
                                                        ==========

Amortization of deferred financing cost totaling $664,918, $2,918,310 and $366,864 were expensed for the years ending December 31, 2004, 2003 and 2002, respectively.

The Company's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:

                     Year ending December 31,

                          2005                          $  376,562
                          2006                             376,562
                          2007                             376,562
                          2008                             377,593
                          2009                             376,562
                          Thereafter                     1,019,300
                                                        ----------
                                                        $2,903,141
                                                        ==========

5. $155 MILLION 8.625% SENIOR NOTES PAYABLE:

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




        If notes are redeemed with             Redemption Price (expressed as a percentage
        Company Excess Cash                    of the principal amount being redeemed)
        --------------------------             -------------------------------------------

        after September 14, 2003 but
        on or before September 14, 2004                        108.625%
        after September 14, 2004 but
        on or before September 14, 2005                        107.610%
        after September 14, 2005 but
        on or before September 14, 2006                        106.596%
        after September 14, 2006 but
        on or before September 14, 2007                        105.581%
        after September 14, 2007 but
        on or before September 14, 2008                        104.566%
        after September 14, 2008 but
        on or before September 14, 2009                        103.551%
        after September 14, 2009 but
        on or before September 14, 2010                        102.537%
        after September 14, 2010
        but on or before September 14, 2011                    101.522%
        after September 14, 2011 but
        on or before September 14, 2012                        100.507%
        after September 14, 2012                               100.000%



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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%




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

The fair market value of the  Company's  long term debt at December 31, 2004 and
2003  is  estimated  to  be   approximately   $150,614,000   and   $163,804,000,
respectively, based on the quoted market price for the 8.625% Senior Notes.


6. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2004, 2003 and 2002.


                                         2004                        2003                     2002
                                     ------------                -----------             ------------

Financial Statement
 net income                          $ 13,923,694                $ 3,891,633             $ 12,033,310
Financial statement equity in
 (income) loss of Trading Cove Associates over tax basis equity in (income) loss of
 Trading Cove Associates                   16,064                 (4,581,809)                 562,075
Other                                      (1,981)                     6,124                    7,263
                                     ------------                -----------             ------------
Federal income tax basis
 net income (loss)                   $ 13,937,777                $  (684,052)            $ 12,602,648
                                     ============                ===========             ============


The following is a reconciliation of member's deficiency for financial statement purposes to member's deficiency for federal income tax purposes as of December 31, 2004, 2003 and 2002.




                                               2004                    2003              2002
                                          ---------------        ---------------    --------------
Financial statement member's
 deficiency                               $  (109,998,382)       $  (120,906,772)   $  (76,962,084)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                     757,944                837,129         4,764,291
Current year financial
 statement net income (over)
 under federal income tax
 basis net income (loss)                           14,083             (4,575,685)          569,338
                                          ---------------        ---------------    --------------
Federal income tax basis
 member's deficiency                      $  (109,226,355)       $  (124,645,328)   $  (71,628,455)
                                          ===============        ===============    ==============




7. COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Company believes that it has meritorious defenses and, if necessary, intends vigorously to contest the claims in this action and to assert all available defenses. At the present time, the Company is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Company as a result of this litigation due to the pendency of the appeal and the disputed issues of law and/or facts on which the outcome of this litigation depends.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor, equal to 3 percent of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2004, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those cost have been provided for in TCA's financial statements at December 31, 2004. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement.

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

At December 31, 2004 TCA has accrued a liability to Kerzner Investments of approximately $414,000, pursuant to the Development Services Agreement Phase II.


EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay to Mr. Wolman an amount equal to 0.05 percent of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00 percent to 0.10 percent) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2004, 2003 and 2002 the Company incurred,$1,217,420, $900,998 and $835,086, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004, 2003 and 2002, approximately $42,000, $42,000 and $46,000, respectively, was incurred to the principals and affiliates of the Company as part of TCA's operating expenses. In addition in 2004, 2003 and 2002 TCA incurred approximately $935,000, $920,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2004, 2003 and 2002 was $553, $6,480 and $6,480,
respectively.

Waterford Group, Slavik and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

             Report of Independent Registered Public Accounting Firm



To the Partners of Trading Cove Associates



In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Trading Cove Associates (the "Partnership") at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers, LLP
Hartford, CT
March 15, 2005

                             Trading Cove Associates
                                 Balance Sheets
                           December 31, 2004 and 2003
                           --------------------------

                                                                   2004                    2003
                                                                   ----                    ----
Assets
Current assets
     Cash and cash equivalents                                 $    732,886           $    798,602
     Relinquishment fee receivable                               26,589,614             25,339,272
     Other current assets                                               151                  5,531
                                                               ------------           ------------

        Total current assets                                     27,322,651             26,143,405
                                                               ------------           ------------

Deferred costs, net of accumulated amortization
     of $3,282,551 and $3,060,427 at December 31, 2004
     and 2003, respectively                                       2,216,390              2,438,514
Property and equipment, net of accumulated depreciation
     of $14,951 and $14,651 at December 31, 2004
     and 2003, respectively                                             384                    684
                                                               ------------           ------------

        Total assets                                           $ 29,539,425           $ 28,582,603
                                                               ============           ============


Liabilities and Partners' Capital
Current liabilities
     Accounts payable and accrued expenses                     $     93,538           $     88,972
     Subcontracted services payable                                 465,930                474,767
     Estimated contract costs due related
        party                                                       413,760                506,980
                                                               ------------             ----------

        Total current liabilities                                   973,228              1,070,719
                                                               ------------           ------------

Commitments and contingent liabilities

Partners' capital                                                28,566,197             27,511,884
                                                               ------------           ------------

        Total liabilities and partners' capital                $ 29,539,425           $ 28,582,603
                                                               ============           ============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Operations
              For the Years Ended December 31, 2004, 2003 and 2002
              ----------------------------------------------------

                                                                   2004             2003            2002
                                                                   ----             ----            ----

Revenue
      Relinquishment fee                                       $ 69,101,491     $ 65,099,553    $ 58,508,703
      Development services revenue                                   43,400        4,698,055         556,788
                                                               ------------     ------------    ------------

              Total revenues                                     69,144,891       69,797,608      59,065,491
                                                               ------------     ------------    ------------


Expenses
      Subcontract payments to partners and
        their affiliates                                          1,869,157        1,840,346             ---
      Cost of development services revenue                           43,400        4,662,055       1,756,788
      Amortization and depreciation                                 222,424          221,818         221,818
      General and administrative                                    130,843          159,653       2,017,350
                                                               ------------     ------------    ------------

              Total expenses                                      2,265,824        6,883,872       3,995,956
                                                               ------------     ------------    ------------

      Interest and dividend income                                    8,252            6,041          13,280
                                                               ------------     ------------    ------------

              Net income                                       $ 66,887,319     $ 62,919,777    $ 55,082,815
                                                               ============     ============    ============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                   Statements  of Changes  in  Partners'  Capital  For the Years
              Ended December 31, 2004, 2003 and 2002
              ----------------------------------------------------

                                                               Kerzner Investments       Waterford
                                                                 Connecticut Inc.      Gaming, L.L.C.        Total
                                                               -------------------     --------------        -----

Partners' capital, January 1, 2002                                $  7,174,961          $  5,924,961     $ 13,099,922

Net income                                                          30,041,407            25,041,408       55,082,815

Contributions                                                        1,000,000             1,000,000        2,000,000

Distributions                                                      (29,268,604)          (24,268,605)     (53,537,209)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2002                                 8,947,764             7,697,764       16,645,528

Net income                                                          33,959,889            28,959,888       62,919,777

Contributions                                                          450,000               450,000          900,000

Distributions                                                      (28,976,711)          (23,976,710)     (52,953,421)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2003                                14,380,942            13,130,942       27,511,884

Net income                                                          35,943,660            30,943,659       66,887,319

Distributions                                                      (35,416,503)          (30,416,503)     (65,833,006)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2004                              $ 14,908,099          $ 13,658,098     $ 28,566,197
                                                                  ============          ============     ============


The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002
              ----------------------------------------------------


                                                                       2004                    2003               2002
                                                                       ----                    ----               ----


Cash flows from operating activities
    Net income                                                     $ 66,887,319            $  62,919,777      $ 55,082,815
                                                                   ------------            -------------      ------------

    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                   222,124                  221,518           221,518
         Depreciation                                                       300                    3,303             7,641
         Loss on disposal of property and equipment                         ---                      743               ---
         Gain on sale of property and equipment                             ---                   (1,750)              ---
         Change in operating assets and liabilities
            Relinquishment fee receivable                            (1,250,342)              (1,669,449)       (4,983,247)
            Development fee receivable                                      ---                   84,000         1,176,000
            Other current assets                                          5,380                   (1,531)           (4,000)
            Accounts payable and accrued expenses                         4,566                  (25,884)          (64,237)
            Subcontracted services payable                               (8,837)                 474,767          (430,791)
            Estimated contract costs due related party                  (93,220)              (9,899,359)          593,578
                                                                   ------------            -------------      ------------
                   Total adjustments                                 (1,120,029)             (10,813,642)       (3,483,538)
                                                                   ------------            -------------      ------------

                   Net cash provided by operating activities         65,767,290               52,106,135        51,599,277
                                                                   ------------            -------------      ------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                            ---                    1,750               ---
                                                                   ------------            -------------      ------------
                   Net cash provided by investing activities                ---                    1,750               ---
                                                                   ------------            -------------      ------------

Cash flows from financing activities
    Distributions                                                   (65,833,006)             (52,953,421)      (53,537,209)
    Partners' contributions                                                 ---                  900,000         2,000,000
                                                                   ------------            -------------      ------------
                   Net cash used in financing activities            (65,833,006)             (52,053,421)      (51,537,209)
                                                                   ------------            -------------      ------------

                   Net change in cash and cash equivalents              (65,716)                  54,464            62,068

Cash and cash equivalents

Beginning of year                                                       798,602                  744,138           682,070
                                                                   ------------            -------------      ------------
End of year                                                        $    732,886            $     798,602      $    744,138
                                                                   ============            =============      ============



The accompanying notes are an integral part of these financial statements.

                             TRADING COVE ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS

1. Organization, Partnership Agreement and Other Material Agreements

      (a) Organization and Partnership Agreement

          Trading Cove Associates (the "Partnership"), a Connecticut general partnership, was organized on July 23, 1993. The primary purpose of the Partnership has been:

          (i)  to assist  the  Mohegan  Tribe of  Indians  of  Connecticut  (the
               "Tribe")   and  the  Mohegan   Tribal   Gaming   Authority   (the
               "Authority") in obtaining federal recognition;

          (ii) to  negotiate  the   tribal-state   compact  with  the  State  of
               Connecticut on behalf of the Tribe;

          (iii)to obtain financing for the initial development of the Mohegan Sun Casino (the "Mohegan Sun");

          (iv) to negotiate the Amended and Restated Gaming Facility Management Agreement, (the "Management Agreement");

          (v) to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and

          (vi) to participate in the design and development of the Mohegan Sun.

               The Mohegan Sun commenced operations on October 12, 1996. From the opening of the Mohegan Sun, and until January 1, 2000, the Partnership oversaw the Mohegan Sun's day-to-day operations.

               The Partnership will terminate on December 31, 2040, or earlier, in accordance with the terms of the partnership agreement (the "Partnership Agreement").

               The original partners of the Partnership were RJH Development Corp. ("RJH"), a New York corporation, Leisure Resort Technology, Inc. ("Leisure"), a Connecticut corporation, Slavik Suites, Inc. ("Slavik"), a Michigan corporation, and LMW Investments, Inc.
               ("LMW"), a Connecticut corporation. On September 21, 1994, the Partnership Agreement was amended and restated to admit Kerzner Investments Connecticut, Inc. ("Kerzner Investments"), a Connecticut corporation, formerly Sun Cove Limited, as a partner.

               On February 3, 1995, Leisure entered into an acknowledgement and release agreement to withdraw as a partner of the Partnership and hold its interest in the Partnership as a beneficial interest. On August 6, 1997, Leisure filed a lawsuit against the Partnership, Kerzner Investments, RJH and Waterford Gaming L.L.C. ("Waterford Gaming") and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun. On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, Waterford Gaming paid $5,000,000 to Leisure and, among other things, Leisure gave up, (a) its beneficial interest of 5% of certain fees and excess cash flows, as defined, of the Partnership and (b) any other claims it may have had against the Partnership, Kerzner Investments, RJH, Waterford Gaming and its owners. In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, Waterford Gaming agreed to acquire Leisure's interests in the Partnership. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of the Partnership's Excess Cash as defined in the Partnership Agreement, and Waterford Gaming is now entitled to such fees and cash. During March 1999, Waterford Gaming's $65,000,000 senior notes were retired and, on March 18, 1999, Waterford Gaming paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Partnership and certain other defendants.

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

               The partners' percentage interest in the Partnership as of November 8, 1996 was as follows:

                                                          Percentage
          Partner                                          Interest
          -------                                         ----------
          Kerzner Investments Connecticut, Inc.              50.0%
          Waterford Gaming, L.L.C.                           50.0%


      (b) Other Material Agreements

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

               Under the Relinquishment Agreement, to compensate the Partnership for terminating its rights under the Management Agreement and the Hotel/Resort Management Agreement, the Authority agreed to pay to the Partnership a fee (the "Relinquishment Fees") equal to 5% of Revenues, as defined in the Relinquishment Agreement, generated by the Mohegan Sun during the 15-year period commencing on January 1, 2000, including revenue generated by the Project Sunburst expansion (the "Project Sunburst expansion").

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. As of December 31, 2004, the Project Sunburst expansion was complete in terms of the Development Agreement.

Management Agreement

The Partnership entered into the Management Agreement with the Tribe pursuant to which the Tribe granted to the Partnership the exclusive right and obligation to develop, manage, operate and maintain the Mohegan Sun. The Management Agreement was amended and restated effective September 29, 1995 (the "Effective Management Agreement Date"). The Partnership's obligations under this agreement began five days after the Effective Management Agreement Date and were originally intended to end on October 11, 2003, seven years from the opening of the Mohegan Sun. Pursuant to the Management Agreement the Partnership received a management fee that was calculated in three tiers based upon the Net Revenues, as defined in the Management Agreement, of the Mohegan Sun. The Management Agreement terminated at midnight on December 31, 1999. The final management fee was received by the Partnership from the Authority on January 25, 2000.


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

Pursuant to the Development Services Agreement Phase II, the Partnership pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by the Partnership in connection with the Project Sunburst expansion. At December 31, 2004, all of the Partnership's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in these financial statements. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. The Partnership pays the Development Services Fee Phase II, from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. At December 31, 2004, the total of the Development Services Fee Phase II and the Partnership's costs related to the development of the Project Sunburst expansion exceeded the development services revenue from the Authority by approximately $15,964,000.

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

In consideration for the termination of such agreements, the Partnership will use its cash to pay the following obligations in the priority set forth below:

          (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay to certain affiliates of Waterford Gaming and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by the Partnership during such year. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2004, 2003 and 2002, $1,869,157, $1,840,346 and $0, respectively, had been incurred by the Partnership in terms of the first priority;

          (ii) Second, to return all capital contributions made by the partners of the Partnership after September 29, 1995. The Partnership does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to December 31, 2004 these contributions aggregated $8,000,000.

               From January 1, 2000 to December 31, 2004 $8,000,000 had been repaid to the partners of the Partnership;

               As of December 31, 2004, no capital contributions remained outstanding;

          (iii)Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000;

          (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement as detailed under the Agreement Relating to Development Services above. No such payments are required or due at December 31, 2004. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2004 was approximately $414,000;

          (v) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On January 26, 2005 and on January 27, 2004, $1.25 million was distributed in terms of the fifth priority;

          (vi) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001;

          (vii)Seventh,  for the  period  beginning  March 31,  2000 and  ending
               December 31, 2014, to pay each of Kerzner Investments and Waterford Gaming twenty-five percent (25%) of the relinquishment payments as distributions. On January 26, 2005 and January 27, 2004, $13,294,808 ($6,647,404 to each of Kerzner Investments and Waterford Gaming) and $12,669,636 ($6,334,818 to each of Kerzner Investments and Waterford Gaming), respectively, was distributed by the Partnership in terms of the seventh priority; and

          (viii) Eighth, to distribute all excess cash. On January 26, 2005 and January 27, 2004, $11,600,000 ($5,800,000 to each of Kerzner
               Investments and Waterford Gaming) and $10,926,597 ($5,463,298 to Kerzner Investments and $5,463,299 to Waterford Gaming), respectively, was distributed as excess cash.


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

Relinquishment Fees

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

Property and Equipment

Office equipment, computer equipment and furniture and fixtures are stated at cost. Depreciation is charged against income over a 3-year estimated life of the office and computer equipment and over a 5-year estimated life of furniture and fixtures. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $300, $3,303 and $7,641, respectively, of which $0, $3,003 and $7,341 were included in the cost of development services revenue, respectively.

Income Taxes

No income tax provision or benefit is recorded on the books of the Partnership, as the respective share of taxable income or loss is reportable by the partners on their individual tax returns.

Concentration of Credit Risk

The Partnership's principal source of revenues and cash flows are the payments received and to be received pursuant to the Relinquishment Agreement. The Partnership anticipates regular payments of the Relinquishment Fees from the Authority based upon the operating results of the Authority.

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

Reclassification

Certain 2002 and 2003 balances have been reclassified to conform with the 2004 presentation.

3. Deferred Costs

Certain costs borne by the Partnership in connection with obtaining the Management Agreement and the opening of the Mohegan Sun totaling $5,498,941 were capitalized. Amortization commenced upon the opening of the Mohegan Sun. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $222,124, $221,518 and $221,518, respectively.

The Partnership's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:


                 Year Ending December 31,

                        2005                              $  221,518
                        2006                                 221,518
                        2007                                 221,518
                        2008                                 222,124
                        2009                                 221,518
                        Thereafter                         1,108,194
                                                          -----------
                                                          $2,216,390
                                                          ===========





4. Relinquishment Fees

The Partnership entered into a Relinquishment Agreement with the Authority, which entitles the Partnership to receive a relinquishment fee of 5% of the Revenues generated by the Mohegan Sun including revenue generated by the Project Sunburst Expansion.

For the years ended December 31, 2004, 2003 and 2002, Relinquishment Fees earned were $69,101,491, $65,099,553 and $58,508,703, respectively. The amounts of
Relinquishment Fees reported in these financial statements are based upon Revenues reported to the Partnership by the Authority. These amounts were paid by the Authority as follows:

      Date received by the Partnership                              Amount
      --------------------------------                             --------

      April 26, 2004                                            $   8,196,363

      July 26, 2004                                                25,150,422

      October 25, 2004                                              9,165,092

      January 25, 2005                                             26,589,614
                                                                -------------

      Relinquishment Fees earned 2004                           $  69,101,491
                                                                =============



      April 25, 2003                                            $   7,433,160

      July 25, 2003                                                23,635,310

      October 27, 2003                                              8,691,811

      January 26, 2004                                             25,339,272
                                                                -------------

      Relinquishment Fees earned 2003                           $  65,099,553
                                                                =============


      April 25, 2002                                            $   6,228,559

      July 25, 2002                                                20,438,439

      October 25, 2002                                              8,171,882

      January 27, 2003                                             23,669,823
                                                                -------------

      Relinquishment Fees earned 2002                           $  58,508,703
                                                                =============

5. Reconciliation of Financial Statements and Tax Information

                                                              2004              2003              2002
                                                              ----              ----              ----

            Financial statement net income                $ 66,887,319       $ 62,919,777     $ 55,082,815

            Guaranteed payments to partners                (39,550,748)       (39,941,567)     (55,765,000)

            Financial statement depreciation and
            amortization (greater than) less than tax
            basis depreciation and amortization                    305             (3,028)           1,560

            Percentage of completion accounting
            difference                                         (49,505)        (9,236,479)         991,712

            Other                                                  572             (4,865)          50,093
                                                          ------------       ------------     ------------

            Federal income tax basis net income           $ 27,287,943       $ 13,733,838     $    361,180
                                                          ============       ============     ============




6. Commitments and Contingent Liabilities

Litigation

On January 6, 1998, Leisure Resort Technology, Inc. and defendants Waterford Gaming, the Partnership, LMW Investments, Inc. and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, the Partnership, Waterford Gaming, LMW Investments, Inc. and Slavik Suites, Inc. entered into a settlement and release agreement. Pursuant to this settlement and release agreement, Waterford Gaming bought out Leisure's beneficial interest in the Partnership.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, the Partnership, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, LLC, Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages. On February 29, 2000, Defendants filed a Motion to Strike and a Motion for Summary Judgement, each with respect to all claims. The Court granted Defendants' Motion to Strike in part and denied Defendants' Motion for Summary Judgement, on October 13, 2000. The Court's order dismissed the claim for an accounting and the claim under Connecticut Statutes Section 42-110a, et seq. The Court also struck the alter ego allegations in the complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman and Mark Wolman. In a decision dated August 6, 2001, the Court dismissed all claims against LMW, Slavik, Len Wolman and Mark Wolman.

On November  15,  2000,  the  Partnership  and its  co-defendants  answered  the complaint. In addition, the Partnership and Waterford Gaming asserted counterclaims for breach of the settlement and release agreement and breach of the implied covenant of good faith against Leisure and its president, Lee Tyrol. In a decision dated June 6, 2001, the Court dismissed the counterclaims against Lee Tyrol. Leisure moved for summary judgment seeking dismissal of the counterclaims in full. This motion for the summary judgment was denied on April 14, 2003.

Fact discovery is completed. On April 15, 2004, the Partnership and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs compliant. The plaintiff has appealed this decision. Defendant's counterclaims are stayed pending this appeal.

The Partnership believes that it has meritorious defenses and, if necessary, intends to vigorously contest the claims in this action and to assert all available defenses. At the present time, the Partnership is unable to express an opinion on the likelihood of an unfavorable outcome or to give an estimate of the amount or range of possible loss to the Partnership as a result of this litigation due to the pendency of the appeal and the disputed issues of law and/or facts on which the outcome of this litigation depends.

c) REPORTS ON FORM 8-K


(i) Form 8-K filed on November 18, 2004

     Item 8.01

     (i) On November 16, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed Form S-4/A, Amendment No. 1 to Form S-4 Registration Statement under The Securities Act of 1933, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4/A, Securities and Exchange Commission file reference no. 033-80655.



     (ii) On November 16, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the fourth quarter and fiscal year 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: November 16, 2004



(ii) Form 8-K filed on December 23, 2004

     Item 8.01

          On December 22, 2004, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K for the year ended September 30, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: December 22, 2004



(iii)Form 8-K filed on January 20, 2005

     Item 8.01

          On January 18, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on January 18, 2005, on its website of its Slot Machine Statistical Report on a monthly basis for the three months ended December 31, 2004 and fiscal year ended September 30, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: January 18, 2005



(iv) Form 8-K filed on January 28, 2005

     Item 8.01

          On January 27, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release dated January 25, 2005 on Form 8-K, announcing that it had completed its acquisition from subsidiaries of Penn National Gaming, Inc. of the entities owning Pocono Downs, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: January 27, 2005



(v) Form 8-K filed on February 7, 2005

    Item 8.01

          On February 4, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its preliminary operating results for the first quarter of fiscal year 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: February 4, 2005

(vi) Form 8-K filed on February 17, 2005


    Item 8.01

     (i) On February 14, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, stating;

          (a) that on February 8, 2005, the Authority closed a private placement under Rule 144A of the Securities Act of $250 million senior notes due 2013 and $150 million senior subordinated notes due 2015. The Authority used the net proceeds from this offering to repay amounts outstanding under its bank credit facility and to pay fees and expenses associated with the issuance, and

          (b) that on February 8, 2005, the Authority issued a press release, announcing its operating results for the quarter ended December 31, 2004 and held a live conference call available to the general public addressing these results, copies of which have been filed as exhibits to this report and are incorporated by reference to the Authority's electronic filing of such reports on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

     (ii) On February 14, 2005, the Authority filed its quarterly report on Form 10-Q for the quarter ended December 31, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: February 14, 2005


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            WATERFORD GAMING, L.L.C.




Date:  March 29,  2005                      By: /s/ Len Wolman
                                            ------------------------------------
                                            Len Wolman, Chairman of the Board of
                                            Directors, Chief Executive Officer


Date:  March 29, 2005                       By: /s/ Alan Angel
                                            ------------------------------------
                                            Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.




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