Form 10-Q
period 2005-03-31
WATERFORD GAMING LLC
filed 2005-05-13
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/05
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Report of Independent Registered Public Accounting Firm                     1
Financial Information                                                       2
Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2005 (unaudited) and  December 31, 2004                           3
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2005
and 2004 (unaudited)                                                        4
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three month periods ended
March 31, 2005 and 2004 (unaudited)                                         5
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three month periods ended March 31, 2005 and 2004 (unaudited)       6
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      26
Item 4 -- Controls and Procedures                                          27

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                27
Item 2 -- Changes in Securities                                            28
Item 3 -- Defaults upon Senior Securities                                  28
Item 4 -- Submission of Matters to a Vote of Security Holders              28
Item 5 -- Other Information                                                28
Item 6 -- Exhibits and Reports on Form 8-K                                 28
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2005, and the related condensed statements of income and changes in member's deficiency for each of the three-month periods ended March 31, 2005 and 2004 and the condensed statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 15, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Hartford, Connecticut
May 9, 2005

FINANCIAL INFORMATION

The unaudited condensed interim financial information as of March 31, 2005 and for each of the three-month periods ended March 31, 2005 and 2004 included in this report was reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States).

                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                      March 31, 2005 and December 31, 2004

                        ---------------------------------


                                                                              March 31,               December 31,
                                                                                2005                     2004
                                                                             (Unaudited)
                                                                            --------------          ---------------

                 ASSETS

Current assets
    Cash and cash equivalents                                                $  1,784,050             $  4,571,752
    Restricted investments                                                      5,841,816                6,104,635
    Other current assets                                                           72,871                   74,563
                                                                            --------------           --------------

       Total current assets                                                     7,698,737               10,750,950
                                                                            --------------           --------------

Trading Cove Associates - equity investment                                    11,925,528               17,052,615
Beneficial interest - Leisure Resort Technology, Inc.                           3,690,856                3,784,059
Deferred financing costs, net of accumulated amortization of $1,144,587
       and $939,890 at March 31, 2005 and December 31, 2004, respectively       2,698,444                2,903,141
Fixed assets, net of accumulated depreciation of $53,918 at March 31, 2005
       and December 31, 2004                                                          ---                      ---
                                                                            --------------           --------------

       Total assets                                                          $ 26,013,565             $ 34,490,765
                                                                            ==============          ===============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                    $    371,811             $    153,404
    Accrued interest on senior notes payable                                      518,117                3,574,743
                                                                            --------------          ---------------

       Total current liabilities                                                  889,928                3,728,147
                                                                            --------------          ---------------

8.625% senior notes payable                                                   135,161,000              140,761,000
                                                                            --------------          ---------------

       Total liabilities                                                      136,050,928              144,489,147
                                                                            --------------          ---------------

Commitments and contingent liabilities

Member's deficiency                                                          (110,037,363)            (109,998,382)
                                                                            --------------          ---------------

       Total liabilities and member's deficiency                             $ 26,013,565             $ 34,490,765
                                                                            ==============          ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

               For the three months ended March 31, 2005 and 2004

                                   (Unaudited)
                          -----------------------------



                                                                     2005                     2004
                                                                  -----------             -----------

Interest expense                                                  $ 3,439,852             $ 3,902,767
Salaries - related parties                                            329,077                 291,997
General and administrative                                            190,475                 314,542
Amortization of beneficial interest -
   Leisure Resort Technology, Inc.                                     93,203                  93,203
Amortization on deferred financing costs                              204,697                 267,400
Depreciation                                                              ---                     456
                                                                  -----------             -----------


        Total expenses                                              4,257,304               4,870,365
                                                                  -----------             -----------


Interest and dividend income                                           67,961                  26,354
Equity in income of
   Trading Cove Associates                                          7,320,317               7,413,139



                                                                  -----------             -----------
        Net income                                                $ 3,130,974             $ 2,569,128
                                                                  ===========             ===========



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

              For the three months ended March 31, 2005 and 2004

                                   (Unaudited)

                          -----------------------------



For the three months ended March 31, 2005

Balance, January 1, 2005                                     $ (109,998,382)

Distributions                                                    (3,169,955)

Net income                                                        3,130,974
                                                             ---------------

Balance, March 31, 2005                                      $ (110,037,363)
                                                             ===============



For the three months ended March 31, 2004

Balance, January 1, 2004                                     $ (120,906,772)

Distributions                                                      (349,247)

Net income                                                        2,569,128
                                                             ---------------

Balance, March 31, 2004                                      $ (118,686,891)
                                                             ===============



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the three months ended March 31, 2005 and 2004

                                   (Unaudited)
                          -----------------------------


                                                                        2005            2004
                                                                    -----------     -----------

Cash flows from operating activities
    Net income                                                      $ 3,130,974     $ 2,569,128
                                                                    -----------     -----------
    Adjustments to reconcile net income
       to net cash provided by operating activities
          Amortization                                                  297,900         360,603
          Depreciation                                                      ---             456
          Accretion of discount of investment securities                (31,762)        (16,670)
          Equity in income of Trading Cove Associates                (7,320,317)     (7,413,139)
          Operating distributions from Trading Cove Associates       12,447,404      11,798,116
          Changes in operating assets and liabilities
            Other current assets                                          1,692         (53,069)
            Accrued expenses and accounts payable                       218,407         251,157
            Accrued interest on senior notes payable                 (3,056,626)     (3,328,951)
                                                                    -----------     -----------
                    Total adjustments                                 2,556,698       1,598,503
                                                                    -----------     -----------

                    Net cash provided by
                         operating activities                         5,687,672       4,167,631
                                                                    -----------     -----------

Cash flows from investing activities
    Maturities of restricted investments                              6,122,729       6,635,518
    Purchases of restricted investments                              (5,828,148)     (6,286,274)
                                                                    -----------     -----------
                    Net cash provided by
                         investing activities                           294,581         349,244
                                                                    -----------     -----------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                       (5,600,000)     (7,302,000)
    Distributions to member                                          (3,169,955)       (349,247)
                                                                    -----------     -----------

                    Net cash used in
                         financing activities                        (8,769,955)     (7,651,247)
                                                                    -----------     -----------

                    Net change in cash and cash equivalents          (2,787,702)     (3,134,372)

Cash and cash equivalents

Beginning of period                                                   4,571,752       4,892,072
                                                                    -----------     -----------
End of period                                                       $ 1,784,050     $ 1,757,700
                                                                    ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                        $ 6,496,478     $ 7,231,718
                                                                    ===========     ===========





The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2004 audited financial statements and should be read in conjunction with the Company's 2004 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 29, 2005. The condensed balance sheet at December 31, 2004, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2005, the statements of income, the statements of member's deficiency and of cash flows for each of the three-month periods ended March 31, 2005 and 2004. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company, with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance"), issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes").

Finance has no activity and maintains only $100 in cash. Therefore, it is not consolidated in the accompanying financial statements of the Company.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2005 and 2004, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the three-month periods ended March 31, 2005 and 2004:

                                                2005              2004
                                           -------------     -------------


Total current assets                       $  17,303,831     $  17,104,300
                                           =============     =============
Total assets                               $  19,465,909     $  19,488,196
Total liabilities                               (933,872)         (526,253)
                                           -------------     -------------
Partners' capital                          $  18,532,037     $  18,961,943
                                           =============     =============

Total revenues                             $  16,661,184     $  16,402,526
                                           =============     =============
Net income                                 $  16,110,648     $  16,296,291
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,052,615     $  16,965,487
   Distributions                             (12,447,404)      (11,798,116)
                                           -------------     -------------
                                               4,605,211         5,167,371
                                           -------------     -------------
Income from Trading Cove
  Associates                                   7,430,324         7,523,146
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                      7,320,317         7,413,139
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  11,925,528     $  12,580,510
                                           =============     =============

                                   (Unaudited)
                                        7

Note 3.      Beneficial Interest - Leisure Resort Technology, Inc.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure (a) gave up its beneficial interest of 5% in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and Kerzner Investments Connecticut, Inc. (formerly Sun Cove Limited, "Kerzner Investments") and RJH Development Corp. (a former partner of TCA).

On August 6, 1997, Leisure, a former partner of TCA, filed a lawsuit against TCA, Kerzner Investments, RJH Development Corp., the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun Casino (the "Mohegan Sun") by TCA.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement (defined below). As a result of the Relinquishment Agreement (defined below) becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2005 and December 31, 2004 amounts to $3,366,355 and $3,273,152, respectively.



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

                                   (Unaudited)
                                        8

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption      Price (expressed as percentage of
                    (approximately)            notes redeemed                                    principal amount being redeemed)
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

                                   (Unaudited)

The fair value of the Company's senior notes payable at March 31, 2005 and December 31, 2004 is estimated to be approximately $141,919,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

Note 5.      Certain Relationships and Related Transactions:

DEVELOPMENT  SERVICES  AGREEMENT PHASE II AND RELATED AGREEMENTS AND PAYMENTS

On February 9, 1998, TCA and Kerzner International Management Limited ("KIML"), an affiliate of Kerzner Investments, the Company's partner in TCA, entered into the Agreement Relating to Development Services (the "Development Services Agreement Phase II"). Pursuant to the Development Services Agreement Phase II, TCA subcontracted with KIML, who agreed to perform those services assigned to KIML by TCA in order to facilitate TCA's fulfillment of its duties and obligations to the Authority under the Development Agreement. For a summary of the Development Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trading Cove Associates - Material Agreements -- Development Agreement". KIML assigned the Development Services Agreement Phase II to Kerzner Investments.

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2005. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $413,000 at March 31, 2005.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three-months ended March 31, 2005 and 2004, the Company incurred $329,077 and $291,997, respectively, as an expense pursuant to Len Wolman's employment agreement.

                                   (Unaudited)

OTHER RELATED PARTY TRANSACTIONS

For each of the three-month periods ended March 31, 2005 and 2004, approximately $10,500, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the three-month periods ended March 31, 2005 and 2004, TCA incurred approximately $229,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the quarters ended March 31, 2005 and 2004 was $0 and $275, respectively.

Waterford Group, LLC ("Waterford Group"), Slavik Suites, Inc. ("Slavik") and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has appealed this decision. Defendants' counterclaims are stayed pending this appeal.

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

                                   (Unaudited)
                                       11

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

1 - TRADING COVE ASSOCIATES

TCA was organized on July 27, 1993.  The primary purpose of TCA has been,

     a)   to assist the Mohegan Tribe of Indians of Connecticut  (the "Tribe" or
          "Mohegan   Tribe")  and  the  Mohegan  Tribal  Gaming  Authority  (the
          "Authority") in obtaining federal recognition,

     b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,

     c)   to obtain financing for the initial development of the Mohegan Sun,

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

Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Authority's senior obligations, as defined in the Relinquishment Agreement. See section below titled "Risk Factors - Subordination-Trading Cove's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness".

For the three months ended March 31, 2005 and 2004, total Relinquishment Fees earned were $16,661,184 and $16,392,726, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At March 31, 2005 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. As of March 31, 2005, TCA had received $14.0 million from the Authority as Development Fee payments.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.


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

As of March 31, 2005, the Company has an aggregate long-term senior indebtedness of $135,161,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. As of December 31, 2004, the Authority had a total of approximately $1.026 billion of indebtedness outstanding.

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

4 - RISKS ASSOCIATED WITH TRADING COVE AND THE TRADING COVE PARTNERSHIP AGREEMENT - The Company would not be a creditor of Trading Cove and it has no rights to the assets of the Authority in the event of a bankruptcy or similar proceeding against either Trading Cove or the Authority. The Company does not have the power under the Trading Cove partnership agreement (the "TCA Partnership Agreement") to cause Trading Cove to make any distributions to the Company.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at March 31, 2005 was approximately $413,000), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

All of these amounts reduce the amounts distributable to the Company. Finally, the Company and Trading Cove are party to litigation with a former partner of Trading Cove, which, if adversely determined, could materially and adversely affect its future distributions from Trading Cove. For a description of the complaint, see Part II--OTHER INFORMATION, Item 1 - Legal Proceedings to this Form 10Q.

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

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, three separate race tracks operate approximately 3,000 machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. The State's highest court of appeals has recently affirmed the validity of the New York State statute that governs machine gaming and gaming on Indian lands.

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

A number of states in the region are projecting budget shortfalls and are considering permitting forms of gaming to provide state revenues. In an effort to address its state budget shortfalls, the Governor of Massachusetts and other leaders in that state have indicated interest in both Indian gaming and non-Indian commercial gaming. State officials in Pennsylvania are reportedly considering authorization of commercial casino gaming activities in that State. Because of the close proximity of many areas of Pennsylvania to the New York City metropolitan area, gaming in those areas would mean competition for Mohegan patrons from New York City.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2005.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 222,593,270     $ 11,657,636    $ 23,315,272     $ 23,315,272   $ 164,305,090
Capital Lease
    Obligations....................                      0                0               0                0               0
Operating Lease
     Obligations ..................                      0                0               0                0               0
Purchase Obligations ..............                      0                0               0                0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                      0                0               0                0               0
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 222,593,270     $ 11,657,636    $ 23,315,272     $ 23,315,272   $ 164,305,090
                                             =============     ============    ============     ============   =============


(1) As of March 31, 2005, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $135,161,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 26, 2005 the Company received $3,296,492 from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $16,661,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2005.

On April 27, 2004 the Company received $2,620,000 from TCA as a distribution, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $16,393,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through March 31, 2004.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three months ended March 31, 2005 and 2004 , $457,015 ($228,507 to Kerzner Investments and $228,508
          to affiliates of the Company), and $0, respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to March 31, 2005 these capital contributions aggregated $8,000,000. From January 1, 2000 to March 31, 2005 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of March 31, 2005, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2005. The accrued liability to Kerzner Investments with respect to such fee was approximately $413,000 at March 31, 2005.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of April 26, 2005 and April 27, 2004, $1,250,000 was distributed by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On April 26, 2005 and on April 27, 2004, $4,165,296 ($2,082,648 to each of Kerzner Investments and the Company) and $4,098,182 ($2,049,091 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On April 26, 2005 and on April 27, 2004, $2,427,689 ($1,213,845 to Kerzner Investments and $1,213,844
          to the Company) and $1,141,818 ($570,909 to each of Kerzner Investments and the Company), respectively, was distributed as excess cash.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004

Total expenses for the three months ended March 31, 2005 were $4,257,304 compared with $4,870,365 for the three months ended March 31, 2004. (a)Interest expense decreased by $462,915 and amortization on deferred financing costs decreased by $62,703 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,025,000 and $5,600,000 on September 15, 2004 and March 15, 2005, respectively, (b) salaries-related parties increased by $37,080 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended March 31, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $124,067 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $126,300).

Equity in income of Trading Cove Associates for the three-months ended March 31, 2005 was $7,320,317 compared with $7,413,139 for the three-months ended March 31, 2004. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $41,607.

As a result of the foregoing factors, the Company experienced net income of $3,130,974 for the three-months ended March 31, 2005 compared with net income of $2,569,128 for the three-months ended March 31, 2004.


H- Liquidity and Capital Resources

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the "$65 Million Senior Notes"), the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the $65 Million Senior Notes to purchase RJH Development Corp.'s interests in TCA.

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

In connection with the offering of the $125 Million Senior Notes the Company and Finance used approximately $72 million to repurchase the $65 Million Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, and paid the final $2 million to Leisure.

On December 30, 1999, the Authority paid to the holders of the Authority subordinated notes, an amount to satisfy all obligations of such Authority subordinated notes. The Company received $44,403,517 from the Authority. On December 30, 1999, TCA distributed $10,536,543 to its partners. The Company received $5,268,272.

On January 4, 2000 in accordance with the terms of the $125 Million Senior Notes indenture and the Security and Control Agreement, $15,000,000 was transferred to restricted investments.

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

Tax distributions totaling approximately $14,861,000 were made by the Company during 1999, 2000, 2001, 2002, 2003 and 2004 in accordance with the terms of the applicable indentures. On January 10, 2005 and on April 11, 2005 tax distributions of approximately $2,875,000 and $11,100, respectively, were made by the Company.

The Company distributed the following additional amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

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

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $110,037,000  and
$118,687,000 at March 31, 2005 and 2004, respectively.

For the quarters ended March 31, 2005 and 2004, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $5,687,672 and $4,167,631, respectively.

Current assets decreased from $10,750,950 at December 31, 2004 to $7,698,737 at March 31, 2005. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2005 on the 8.625% Senior Notes in the amount of approximately $6,070,000, (ii) by the redemption on March 15, 2005 of 8.625% Senior Notes in the principal amount of $5,600,000, at the redemption price of 107.610% of the principal amount being redeemed, and (iii) by distributions to Waterford Group on January 10, 2005 and March 15, 2005 of approximately $2,875,000 and $294,600, respectively, and offset by approximately $5,687,700 of cash provided by operating activities.

Current liabilities decreased from $3,728,147 at December 31, 2004 to $889,928 at March 31, 2005. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $3,056,600 (on March 15, 2005 the scheduled semi-annual payment of interest on the 8.625% Senior
Notes in the amount of approximately $6,070,000 was paid) and offset by an increase in accrued expenses and accounts payable of approximately $218,400 (primarily attributable to (a) an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under
PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $127,900 and (b) by an increase in the amount due for salaries-related parties of approximately $102,800).

For the three months ended March 31, 2005 and 2004 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $294,581 and $349,244, respectively. The net cash provided by investing activities in 2005 and 2004 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). Through March 31, 2005 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the three months ended March 31, 2005 and 2004, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $8,769,955 and $7,651,247, respectively. The net cash used in financing activities in 2005 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2005 in the principal amount of $5,600,000, and by distributions to Waterford Group of $3,169,955. The net cash used in financing activities in 2004 was due to the redemption of 8.625% Senior Notes on March 15, 2004 in the principal amount of $7,302,000 and by distributions to Waterford Group of $349,247.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2005 and December 31, 2004. The fair value of the Company's long-term debt at March 31, 2005 and December 31, 2004 is estimated to be approximately $141,919,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2005 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 3.02%, and matures September 12, 2005 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

The Company does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that the Company will not use them as a means to manage interest rate risk in the future.

The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.
                                    26

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiffs complaint. The plaintiff has appealed this decision. Defendants' counterclaims are stayed pending this appeal.

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

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended March 31, 2005.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on April 18, 2005

        Item 8.01

          On April 15, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on April 15, 2005, on its website of its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the six months ended March 31, 2005 and fiscal year ended September 30, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: April 15, 2005



(ii)Form 8-K Filed on May 5, 2005

        Item 8.01

          On May 5, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended March 31, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report May 5, 2005





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: May 13, 2005                   By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: May 13, 2005                   By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer