Form 10-Q
period 2005-06-30
WATERFORD GAMING LLC
filed 2005-08-12
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 06/30/05
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2005 (unaudited) and  December 31, 2004                            1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month and six-month periods ended June 30, 2005
and 2004 (unaudited)                                                        2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the six-month periods ended
June 30, 2005 and 2004 (unaudited)                                          3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six-month periods ended June 30, 2005 and 2004 (unaudited)          4
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      25
Item 4 -- Controls and Procedures                                          26

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                26
Item 2 -- Changes in Securities                                            27
Item 3 -- Defaults upon Senior Securities                                  27
Item 4 -- Submission of Matters to a Vote of Security Holders              27
Item 5 -- Other Information                                                27
Item 6 -- Exhibits and Reports on Form 8-K                                 27
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                 June 30, 2005 (Unaudited) and December 31, 2004

                 -----------------------------------------------


                                                                              June 30,               December 31,
                                                                                2005                     2004
                                                                             ------------            -------------
                 ASSETS

Current assets
    Cash and cash equivalents                                                $  1,537,719            $   4,571,752
    Restricted investments                                                      5,886,569                6,104,635
    Other current assets                                                           83,056                   74,563
                                                                             ------------            -------------
       Total current assets                                                     7,507,344               10,750,950
                                                                             ------------            -------------
Trading Cove Associates - equity investment                                    16,954,779               17,052,615
Beneficial interest - Leisure Resort Technology, Inc.                           3,596,617                3,784,059
Deferred financing costs, net of accumulated amortization of $1,234,701
       and $939,890 at June 30, 2005 and December 31, 2004, respectively        2,608,330                2,903,141
Fixed assets, net of accumulated depreciation of $53,918 at June 30, 2005
       and December 31, 2004                                                          ---                      ---
                                                                             ------------            -------------
       Total assets                                                          $ 30,667,070            $  34,490,765
                                                                             ============            =============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                    $    399,532            $     153,404
    Accrued interest on senior notes payable                                    3,432,526                3,574,743
                                                                             ------------            -------------

       Total current liabilities                                                3,832,058                3,728,147
                                                                             ------------            -------------

8.625% senior notes payable                                                   135,161,000              140,761,000
                                                                             ------------            -------------

       Total liabilities                                                      138,993,058              144,489,147
                                                                             ------------            -------------
Commitments and contingent liabilities

Member's deficiency                                                          (108,325,988)            (109,998,382)
                                                                             ------------            -------------
       Total liabilities and member's deficiency                             $ 30,667,070            $  34,490,765
                                                                             ============            =============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

         For the three-month and six-month periods ended June 30, 2005 and 2004

                                   (Unaudited)
         ----------------------------------------------------------------------

                                                     For the             For the            For the             For the
                                                  three months        three months         six months          six months
                                                      ended               ended              ended               ended
                                                 June 30, 2005       June 30, 2004      June 30, 2005       June 30, 2004
                                               ------------------  -----------------  -----------------   -----------------

Expenses
     Interest expense                                 $ 2,914,409        $ 3,143,511        $ 6,354,261         $ 7,046,278
     Salaries - related parties                           353,842            299,857            682,919             591,854
     General and administrative                           170,936            341,914            361,411             656,456
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    94,239             94,239            187,442             187,442
     Amortization on deferred financing costs              90,114             97,204            294,811             364,604
     Depreciation                                             ---                460                ---                 916
                                                -----------------   ----------------   ----------------    ----------------
             Total expenses                             3,623,540          3,977,185          7,880,844           8,847,550
                                                -----------------   ----------------   ----------------    ----------------


     Interest and dividend income                          61,820             18,129            129,781              44,483
     Equity in income of
        Trading Cove Associates                         8,325,744          7,701,060         15,646,061          15,114,199
                                                -----------------   ----------------   ----------------    ----------------
             Net income                               $ 4,764,024        $ 3,742,004        $ 7,894,998         $ 6,311,132
                                                =================   ================   ================    ================



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

              For the six-month periods ended June 30, 2005 and 2004

                                   (Unaudited)

            --------------------------------------------------------

For the six months ended June 30, 2005

Balance, January 1, 2005                                     $ (109,998,382)

Distributions                                                    (6,222,604)

Net income                                                        7,894,998
                                                            ----------------

Balance, June 30, 2005                                       $ (108,325,988)
                                                            ================



For the six months ended June 30, 2004

Balance, January 1, 2004                                     $ (120,906,772)

Distributions                                                    (2,354,972)

Net income                                                        6,311,132
                                                            ----------------

Balance, June 30, 2004                                       $ (116,950,612)
                                                            ================




The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the six-month periods ended June 30, 2005 and 2004

                                   (Unaudited)
              ------------------------------------------------------

                                                                      2005           2004
                                                                 -------------- --------------
Cash flows from operating activities
    Net income                                                   $   7,894,998  $   6,311,132
                                                                 -------------- --------------
    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                  482,253        552,046
         Depreciation                                                      ---            916
         Accretion of discount of investment securities                (71,815)       (31,617)
         Equity in income of Trading Cove Associates               (15,646,061)   (15,114,199)
         Operating distributions from Trading Cove Associates       15,743,897     14,418,116
         Changes in operating assets and liabilities
            Other current assets                                        (8,493)       (72,190)
            Accrued expenses and accounts payable                      246,128        416,239
            Accrued interest on senior notes payable                  (142,217)      (185,440)
                                                                 -------------- --------------
                    Total adjustments                                  603,692        (16,129)
                                                                 -------------- --------------
                    Net cash provided by
                        operating activities                         8,498,690      6,295,003
                                                                 -------------- --------------

Cash flows from investing activities
    Maturities of restricted investments                             6,122,728      6,635,518
    Purchases of restricted investments                             (5,832,847)    (6,287,406)
                                                                 -------------- --------------
                    Net cash provided by
                        investing activities                           289,881        348,112
                                                                 -------------- --------------
Cash flows from financing activities
    Redemption of  8.625% senior notes payable                      (5,600,000)    (7,302,000)
    Distributions to member                                         (6,222,604)    (2,354,972)
                                                                 -------------- --------------
                    Net cash used in
                        financing activities                       (11,822,604)    (9,656,972)
                                                                 -------------- --------------

                    Net change in cash and cash equivalents         (3,034,033)    (3,013,857)

Cash and cash equivalents

Beginning of period                                                  4,571,752      4,892,072
                                                                 -------------- --------------
End of period                                                      $ 1,537,719    $ 1,878,215
                                                                 ============== ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                       $ 6,496,478    $ 7,231,718
                                                                 ============== ==============

The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2004 audited financial statements and should be read in conjunction with the Company's 2004 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 29, 2005. The condensed balance sheet at December 31, 2004, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2005, the statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the statements of member's deficiency and of cash flows for each of the six-month periods ended June 30, 2005 and 2004. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2.      Trading Cove Associates - Equity Investment:

As of June 30, 2005 and 2004, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the six-month periods ended June 30, 2005 and 2004:

                                                2005              2004
                                           -------------     -------------


Total current assets                       $  27,190,296     $  27,547,707
                                           =============     =============
Total assets                               $  29,297,071     $  29,876,300
Total liabilities                               (486,517)         (532,223)
                                           -------------     -------------
Partners' capital                          $  28,810,554     $  29,344,077
                                           =============     =============

Total revenues                             $  34,871,408     $  33,359,385
                                           =============     =============
Net income                                 $  34,232,150     $  33,168,425
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,052,615     $  16,965,487
   Distributions                             (15,743,897)      (14,418,116)
                                           -------------     -------------
                                               1,308,718         2,547,371
                                           -------------     -------------
Income from Trading Cove
  Associates                                  15,866,075        15,334,213
Amortization of interests
  purchased                                     (220,014)         (220,014)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     15,646,061        15,114,199
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  16,954,779     $  17,661,570
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at June 30, 2005 and December 31, 2004 amounts to $3,460,594 and $3,273,152, respectively.



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

On August 1, 2005 the Company and Finance had Company Excess Cash (which totaled approximately $11,798,00), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $5,828,818), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled approximately $5,969,000, and accordingly on September 15, 2005 the Company and Finance will make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $5,599,00 at the redemption price of 106.596%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

                                   (Unaudited)

The fair value of the Company's senior notes payable at June 30, 2005 and December 31, 2004 is estimated to be approximately $142,933,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At June 30, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at June 30, 2005. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $411,000 at June 30, 2005.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six-month periods ended June 30, 2005 and 2004, the Company incurred $682,919 and $591,854, respectively, as an expense pursuant to Len Wolman's employment agreement.

                                   (Unaudited)

OTHER RELATED PARTY TRANSACTIONS

For each of the six-month periods ended June 30, 2005 and 2004, approximately $21,000, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the six-month periods ended June 30, 2005 and 2004, TCA incurred approximately $229,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the six-month periods ended June 30, 2005 and 2004 was $0 and $553, respectively.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument on the appeal is currently scheduled to take place sometime between September 6, 2005 and September 23, 2005. Defendants' counterclaims are stayed pending this appeal.

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

                                   (Unaudited)
                                        9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2005, and the related condensed statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed statements of changes in member's deficiency and of cash flows for each of the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
August 2, 2005

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

For the six-month periods ended June 30, 2005 and 2004, total Relinquishment Fees earned were $34,870,008 and $33,346,785, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At June 30, 2005 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. As of June 30, 2005, TCA had received $14.0 million from the Authority as Development Fee payments.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At June 30, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at June 30, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.


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

As of June 30, 2005, the Company has an aggregate long-term senior indebtedness of $135,161,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. As of March 31, 2005, the Authority had a total of approximately $1.296 billion of indebtedness outstanding.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at June 30, 2005 was approximately $411,000), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

All of these amounts reduce the amounts distributable to the Company. Finally, the Company and Trading Cove are party to litigation with a former partner of Trading Cove, which, if adversely determined, could materially and adversely affect its future distributions from Trading Cove. For a description of the complaint, see Part II--OTHER INFORMATION, Item 1 - Legal Proceedings to this Form 10Q.

5 - RISKS ASSOCIATED WITH THE BUY/SELL OPTION UNDER THE TRADING COVE PARTNERSHIP AGREEMENT - If a dispute occurs between the Company and Kerzner Investments, the buy/sell provision of the TCA Partnership Agreement could be invoked. If the buy/sell provision is invoked, the Company cannot assure you that it would have sufficient funds to buy out Kerzner Investments or, if the Company agreed to sell to Kerzner Investments, that the selling price would be sufficient to pay all amounts due on the 8.625% Senior Notes.

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

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, three separate race tracks operate approximately 3,000 machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. A third Seneca casino is planned for Buffalo. The State's highest court of appeals has recently affirmed the validity of the New York State statute that governs machine gaming and gaming on Indian lands.

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

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The status of both tribes is being challenged. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A 2004 state wide referendum in Maine rejected any off-reservation Indian casino gaming.

The Narragansett Tribe of Rhode Island has partnered with Harrah's to open a facility in West Warwick. The proposed casino would be operated under Rhode Island law and not under the Indian Gaming Regulatory Act. This arrangement was contained in a statewide ballot measure that was scheduled for a vote in November 2004. However, the State Supreme Court in August 2004 issued an advisory opinion that the referendum would violate the State's constitution. At this writing, the status of the Narragansett/Harrah's effort remains uncertain but there have been reports that another ballot measure will be offered. Also in Rhode Island, an affiliate of the Company, BLB Investors, LLC recently purchased the greyhound race track in Lincoln, RI, about 63 miles from the Mohegan Sun. The facility currently operates 3,002 VLTs and the State has agreed to placement of an additional 1,750 devices. The facility is undergoing renovation and all VLTs are scheduled to be operational in the first quarter of 2007. The extent of the impact of the additional devices on revenues at Mohegan Sun is unknown.

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

Additionally, Mark F. Brown serves as Chairman of the Tribal Council of the Mohegan Tribe and Chairman of the Management Board of the Authority. The Members of the Tribal Council, including the Chairman, are elected by the Mohegan Tribe every five years. The next election is in August 2005. The loss of Mr. Brown's services, as well as a significant change in the composition of the Tribal Council, could have a material adverse effect on the Authority which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

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

Based on current interpretations of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Mohegan Tribe nor the Authority is a taxable entity for purposes of federal income taxation. There can be no assurance that Congress will not reverse or modify the non-tax status of Indian tribes.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of June 30, 2005.


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
                                             =============     ============    ============     ============   =============


(1) As of June 30, 2005, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $135,161,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 26, 2005 the Company received $3,296,493 and on July 26, 2005 the Company received $12,375,000, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $34,870,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2005.

On April 27, 2004 the Company received $2,620,000 and on July 27, 2004 the Company received $11,925,000 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $33,347,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through June 30, 2004.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six-month periods ended June 30, 2005 and 2004, $457,015 ($228,507 to Kerzner Investments and $228,508
          to affiliates of the Company), and $0, respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to June 30, 2005 these capital contributions aggregated $8,000,000. From January 1, 2000 to June 30, 2005 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of June 30, 2005, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at June 30, 2005. The accrued liability to Kerzner Investments with respect to such fee was approximately $411,000 at June 30, 2005.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of July 26, 2005 and July 27, 2004, $1,250,000 was distributed by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On July 26, 2005 and on July 27, 2004, $13,269,708 ($6,634,854 to each of Kerzner Investments and the Company) and $12,575,212 ($6,287,606 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On July 26, 2005 and on July 27, 2004, $11,480,292 ($5,740,146 to each of Kerzner Investments and to the Company) and $11,274,788 ($5,637,394 to each of Kerzner Investments and the Company), respectively, was distributed as excess cash.

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

To the extent TCA does not have adequate cash to make the payments pursuant to the Amended and Restated Omnibus Termination Agreement, such amount due shall be deferred without the accrual of interest until TCA has sufficient cash to pay them.
                                       22

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

Total expenses for the three-months ended June 30, 2005 were $3,623,540 compared with $3,977,185 for the three-months ended June 30, 2004. (a)Interest expense decreased by $229,102 and amortization on deferred financing costs decreased by $7,090 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,025,000 and $5,600,000 on September 15, 2004 and March 15, 2005, respectively, (b) salaries-related parties increased by $53,985 due to
(i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended June 30, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $170,978 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $172,500).

Equity in income of Trading Cove Associates for the three-months ended June 30, 2005 was $8,325,744 compared with $7,701,060 for the three-months ended June 30, 2004. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $43,691.

As a result of the foregoing factors, the Company experienced net income of $4,764,024 for the three-months ended June 30, 2005 compared with net income of $3,742,004 for the three-months ended June 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Total expenses for the six-months ended June 30, 2005 were $7,880,844 compared with $8,847,550 for the six-months ended June 30, 2004. (a)Interest expense decreased by $692,017 and amortization on deferred financing costs decreased by $69,793 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,025,000 and $5,600,000 on September 15, 2004 and March 15, 2005, respectively, (b) salaries-related parties increased by $91,065 due to
(i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the six-months ended June 30, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $295,045 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $298,900).

Equity in income of Trading Cove Associates for the six-months ended June 30, 2005 was $15,646,061 compared with $15,114,199 for the six-months ended June 30, 2004. The Company has included amortization of purchased interests of $220,014 in each six-month periods equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $85,298.

As a result of the foregoing factors, the Company experienced net income of $7,894,998 for the six-months ended June 30, 2005 compared with net income of $6,311,132 for the six-months ended June 30, 2004.

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

Tax distributions totaling approximately $14,861,000 were made by the Company during 1999, 2000, 2001, 2002, 2003 and 2004 in accordance with the terms of the applicable indentures. On January 10, 2005, on April 11, 2005, and on June 10, 2005 tax distributions of approximately $2,875,000, $11,100, and $3,041,500, respectively, were made by the Company.

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

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $108,326,000  and
$116,951,000 at June 30, 2005 and 2004, respectively.

For the six-months ended June 30, 2005 and 2004, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $8,498,690 and $6,295,003, respectively.

Current assets decreased from $10,750,950 at December 31, 2004 to $7,507,344 at June 30, 2005. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2005 on the 8.625% Senior Notes in the amount of approximately $6,070,000, (ii) by the redemption on March 15, 2005 of 8.625% Senior Notes in the principal amount of $5,600,000, at the redemption price of 107.610% of the principal amount being redeemed, and (iii) by distributions to Waterford Group on January 10, 2005, March 15, 2005, April 11, 2005 and June 10, 2005 of approximately $2,875,000, $294,600, $11,100 and
$3,041,500, respectively, and offset by approximately $8,498,700 of cash provided by operating activities.

Current liabilities increased from $3,728,147 at December 31, 2004 to $3,832,058 at June 30, 2005. The increase was primarily attributable to an increase in accrued expenses and accounts payable of approximately $246,100 (primarily attributable to (a) an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $241,400 and (b) by an increase in the amount due for salaries-related parties of approximately $10,300) and offset by a decrease in accrued interest on senior notes payable of approximately $142,200 (on March 15, 2005 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $6,070,000 was paid).

For the six-months ended June 30, 2005 and 2004 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $289,881 and $348,112, respectively. The net cash provided by investing activities in 2005 and 2004 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). Through June 30, 2005 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the six-months ended June 30, 2005 and 2004, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $11,822,604 and $9,656,972, respectively. The net cash used in financing activities in 2005 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2005 in the principal amount of $5,600,000, and by distributions to Waterford Group of $6,222,604. The net cash used in financing activities in 2004 was due to the redemption of 8.625% Senior Notes on March 15, 2004 in the principal amount of $7,302,000 and by distributions to Waterford Group of $2,354,972.

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


On August 1, 2005 the Company and Finance had Company Excess Cash (which totaled approximately $11,798,00), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $5,828,818), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled approximately $5,969,000, and accordingly on September 15, 2005 the Company and Finance will make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $5,599,00 at the redemption price of 106.596%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2005 and December 31, 2004. The fair value of the Company's long-term debt at June 30, 2005 and December 31, 2004 is estimated to be approximately
$142,933,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2005 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 3.02%, and matures September 12, 2005 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

The Company does not currently have any derivative financial instruments in place to manage interest costs, but that does not mean that the Company will not use them as a means to manage interest rate risk in the future.

The Company does not use foreign currency exchange forward contracts or commodity contracts and does not have foreign currency exposure in its operations.
                                    25

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument on the appeal is currently scheduled to take place sometime between September 6, 2005 and September 23, 2005. Defendants' counterclaims are stayed pending this appeal. Defendants' counterclaims are stayed pending this appeal.

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

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended June 30, 2005.

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

                 10.18        Agreement, dated September 28, 1998, by and among,
                              Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                              Investments, Inc., Len Wolman, Mark Wolman,
                              Stephan F. Slavik, Sr. and Del J. Lauria (Len
                              Wolman's Employment Agreement).  (v)
                 10.19        Agreement Relating to Development Services, dated
                              as of February 9, 1998, between Trading Cove
                              Associates and Sun International Management
                              Limited.  (vi)
                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement,  dated as of the 3rd day
                              of March  1999,  by and among the  Mohegan  Tribal
                              Gaming Authority and First Union National Bank, as
                              Defeasance Agent. (vi)
                 21.1         Subsidiaries of Waterford Gaming, L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 31           Certifications.  (ix)
                 99.1         Quarterly  report, for  the period  ended June 30,
                              2005,  on  form  10-Q of the Mohegan Tribal Gaming
                              Authority (the "Authority") dated August 10, 2005,
                              incorporated   by  reference  to  the  Authority's
                              electronic filing of such report on Form 10-Q, Securities and Exchange Commission File No.
                              333-17795.


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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on May 18, 2005

          Item 8.01

               On May 17, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed a Form 12b-25, Notice of Late Filing for Form 10-Q, under the Securities Act of 1933, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 12b-25, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: May 17, 2005


(ii) Form 8-K Filed on May 23, 2005

          Item 8.01

               On May 19, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authorities electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: May 19, 2005


(iii) Form 8-K Filed on June 8, 2005

          Item 8.01

          (a) On June 7, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form S-4, Registration Statement under The Securities Act of 1933, relating to 6 1/8% Senior Notes due 2013, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference no. 033-80655.

          (b) On June 7, 2005, the Authority filed Form S-4, Registration Statement under The Securities Act of 1933, relating to 6 7/8% Senior Subordinated Notes due 2015, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form S-4, Securities and Exchange Commission file reference no.033-80655.

        Date of Report: June 7, 2005


(iv) Form 8-K Filed on June 22, 2005

          Item 8.01

          (a) On June 21, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 424B3, relating to 6 1/8% Senior Notes due 2013, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 424B3, Securities and Exchange Commission file reference no. 033-80655.

          (b) On June 21,2005, the Authority filed Form 424B3, relating to 6 7/8% Senior Subordinated Notes due 2015, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 424B3, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: June 21, 2005


(v) Form 8-K Filed on July 18, 2005

          Item 8.01

               On July 15, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on July 15, 2005 on it's website of its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the nine months ended June 30, 2005 and fiscal year ended September 30, 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 15, 2005

(vi) Form 8-K Filed on July 21, 2005

          Item 8.01

               On July 21,  2005,  the  Mohegan  Tribal  Gaming  Authority  (the
               "Authority") filed a copy of a press release on Form 8-K, announcing the plans for Mohegan Sun at Pocono Downs, a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs racetrack on Route 315 in Plains, Pennsylvania, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 21, 2005

(vii) Form 8-K Filed on July 29, 2005

          (a) On July 27, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K announcing the results of a primary election wherein 18 candidates were chosen as finalists for the Mohegan Tribal Council election to be held in August 2005 with results to be announced on August 28th, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          (b) On July 28, 2005, the Authority filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended June 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: July 27, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 12, 2005                By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: August 12, 2005                By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer