Form 10-Q
period 2005-09-30
WATERFORD GAMING LLC
filed 2005-11-10
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 09/30/05
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2005 (unaudited) and  December 31, 2004                       1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month and nine-month periods ended September 30, 2005
and 2004 (unaudited)                                                        2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the nine-month periods ended
September 30, 2005 and 2004 (unaudited)                                     3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine-month periods ended September 30, 2005 and 2004 (unaudited) 4 Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      26
Item 4 -- Controls and Procedures                                          27

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                27
Item 2 -- Changes in Securities                                            28
Item 3 -- Defaults upon Senior Securities                                  28
Item 4 -- Submission of Matters to a Vote of Security Holders              28
Item 5 -- Other Information                                                28
Item 6 -- Exhibits and Reports on Form 8-K                                 28
Signatures                                                                 32

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

               September 30, 2005 (Unaudited) and December 31, 2004

               ----------------------------------------------------


                                                                                September 30,      December 31,
                                                                                    2005               2004
                                                                                -------------      ------------
                 ASSETS

Current assets
    Cash and cash equivalents                                                   $   1,775,511      $  4,571,752
    Restricted investments                                                          5,598,815         6,104,635
    Other current assets                                                               65,382            74,563
                                                                                -------------      ------------

       Total current assets                                                         7,439,708        10,750,950
                                                                                -------------      ------------

Trading Cove Associates - equity investment                                        13,140,692        17,052,615
Beneficial interest - Leisure Resort Technology, Inc.                               3,501,343         3,784,059
Deferred financing costs, net of accumulated amortization of $1,430,021
       and $939,890 at September 30, 2005 and December 31, 2004, respectively       2,413,010         2,903,141
Fixed assets, net of accumulated depreciation of $53,918 at September 30, 2005
       and December 31, 2004                                                              ---               ---
                                                                                -------------      ------------

       Total assets                                                             $  26,494,753      $ 34,490,765
                                                                                =============      ============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                       $     558,108      $    153,404
    Accrued interest on senior notes payable                                          496,654         3,574,743
                                                                                -------------      ------------

       Total current liabilities                                                    1,054,762         3,728,147
                                                                                -------------      ------------

8.625% senior notes payable                                                       129,562,000       140,761,000
                                                                                -------------      ------------

       Total liabilities                                                          130,616,762       144,489,147
                                                                                -------------      ------------

Commitments and contingent liabilities

Member's deficiency                                                              (104,122,009)     (109,998,382)
                                                                                -------------      ------------

       Total liabilities and member's deficiency                                $  26,494,753      $ 34,490,765
                                                                                =============      ============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

    For the three-month and nine-month periods ended September 30, 2005 and 2004

                                   (Unaudited)
    ----------------------------------------------------------------------------


                                                     For the             For the             For the             For the
                                                  three months        three months         nine months         nine months
                                                      ended               ended               ended               ended
                                               September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004
                                               ------------------  ------------------  ------------------  ------------------


Expenses
     Interest expense                                $  3,262,257        $  3,506,650        $  9,616,518       $  10,552,928
     Salaries - related parties                           368,723             319,121           1,051,642             910,975
     General and administrative                           206,107             128,836             567,518             785,292
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    95,274              95,274             282,716             282,716
     Amortization on deferred financing
        costs                                             195,320             205,401             490,131             570,005
     Depreciation                                             ---                 ---                 ---                 916
                                               ------------------  ------------------  ------------------  ------------------

             Total expenses                             4,127,681           4,255,282          12,008,525          13,102,832
                                               -----------=------  ------------------  ------------------  ------------------


     Interest and dividend income                         106,797              33,134             236,578              77,617
     Equity in income of
        Trading Cove Associates                         8,560,913           7,689,143          24,206,974          22,803,342
                                               ------------------  ------------------  ------------------  ------------------

             Net income                              $  4,540,029        $  3,466,995        $ 12,435,027        $  9,778,127
                                               ==================  ==================  ==================  ==================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

           For the nine-month periods ended September 30, 2005 and 2004

                                   (Unaudited)

           ------------------------------------------------------------

For the nine months ended September 30, 2005

Balance, January 1, 2005                                    $  (109,998,382)

Distributions                                                    (6,558,654)

Net income                                                       12,435,027
                                                            ---------------

Balance, September 30, 2005                                 $  (104,122,009)
                                                            ===============



For the nine months ended September 30, 2004

Balance, January 1, 2004                                    $  (120,906,772)

Distributions                                                    (2,604,539)

Net income                                                        9,778,127
                                                            ---------------

Balance, September 30, 2004                                 $  (113,733,184)
                                                            ===============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

           For the nine-month periods ended September 30, 2005 and 2004

                                   (Unaudited)
           ------------------------------------------------------------


                                                                     2005           2004

                                                                 -------------  -------------
Cash flows from operating activities
    Net income                                                   $  12,435,027  $   9,778,127
                                                                 -------------  -------------
    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                  772,847        852,721
         Depreciation                                                      ---            916
         Accretion of discount on investment securities               (120,076)       (50,260)
         Equity in income of Trading Cove Associates               (24,206,974)   (22,803,342)
         Operating distributions from Trading Cove Associates       28,118,897     26,343,116
         Changes in operating assets and liabilities
            Other current assets                                         9,181        (44,966)
            Accrued expenses and accounts payable                      404,704        126,122
            Accrued interest on senior notes payable                (3,078,089)    (3,348,213)
                                                                 -------------  -------------

                    Net cash provided by
                        operating activities                        14,335,517     10,854,221
                                                                 -------------  -------------

Cash flows from investing activities
    Maturities of restricted investments                            12,045,607     12,955,088
    Purchases of restricted investments                            (11,419,711)   (12,357,413)
                                                                 -------------  -------------
                    Net cash provided by
                        investing activities                           625,896        597,675
                                                                 -------------  -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                     (11,199,000)   (12,327,000)
    Distributions to member                                         (6,558,654)    (2,604,539)
                                                                 -------------  -------------
                    Net cash used in
                        financing activities                       (17,757,654)   (14,931,539)
                                                                 -------------  -------------

                    Net change in cash and cash equivalents         (2,796,241)    (3,479,643)

Cash and cash equivalents

Beginning of period                                                  4,571,752      4,892,072
                                                                 -------------  -------------
End of period                                                    $   1,775,511  $   1,412,429
                                                                 =============  =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $  12,694,607  $  13,901,141
                                                                 =============  =============


The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2004 audited financial statements and should be read in conjunction with the Company's 2004 audited financial statements within the Company's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 29, 2005. The condensed balance sheet at December 31, 2004, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 2005, the statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the statements of member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2005 and 2004. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2.      Trading Cove Associates - Equity Investment:

As of September 30, 2005 and 2004, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the nine-month periods ended September 30, 2005 and 2004:

                                                2005              2004
                                           -------------     -------------


Total current assets                       $  20,310,114     $  20,742,913
                                           =============     =============
Total assets                               $  22,360,980     $  23,015,596
Total liabilities                               (958,587)       (1,923,219)
                                           -------------     -------------
Partners' capital                          $  21,402,393     $  21,092,377
                                           =============     =============

Total revenues                             $  54,015,912     $  51,699,369
                                           =============     =============
Net income                                 $  52,823,989     $  50,016,726
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,052,615     $  16,965,487
   Distributions                             (28,118,897)      (26,343,116)
                                           -------------     -------------
                                             (11,066,282) (9,377,629)
                                           -------------     -------------
Income from Trading Cove
  Associates                                  24,536,995        23,133,363
Amortization of interests
  purchased                                     (330,021)         (330,021)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     24,206,974        22,803,342
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  13,140,692     $  13,425,713
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

In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative Fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in TCA's partnership agreement; the Company is now entitled to such fees and such cash.

On March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Company and certain other defendants relating to the settlement and release agreement. For a description of the complaint, see Note 6 to these condensed financial statements.

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at September 30, 2005 and December 31, 2004 amounts to $3,555,868 and $3,273,152, respectively.


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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption      Price (expressed as percentage of
                    (approximately)            notes redeemed                                    principal amount being redeemed)
----------------    -------------------        -------------------      --------------------     ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                   107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                     107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                   106.596%


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

                                   (Unaudited)

The fair value of the Company's senior notes payable at September 30, 2005 and December 31, 2004 is estimated to be approximately $137,984,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At September 30, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at September 30, 2005. The Development Services Fee Phase II is paid in installments on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement, with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction"), an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. Kerzner Investments assumed the obligation of KIML under the Local Construction Services Agreement.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $400,000 at September 30, 2005.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine-month periods ended September 30, 2005 and 2004, the Company incurred $1,051,642 and $910,975, respectively, as an expense pursuant to Len Wolman's employment agreement.

                                   (Unaudited)

OTHER RELATED PARTY TRANSACTIONS

For each of the nine-month periods ended September 30, 2005 and 2004, approximately $31,500, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the nine-month periods ended September 30, 2005 and 2004, TCA incurred approximately $466,500 and $701,600, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for the nine-month periods ended September 30, 2005 and 2004 was $0 and $916, respectively.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument was heard on September 21, 2005, but no decision has been rendered yet by the Connecticut Supreme Court. Defendants' counterclaims are stayed pending this appeal.

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

                                   (Unaudited)
                                        9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2005, and the related condensed statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed statements of changes in member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2004, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 15, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Hartford, Connecticut
November 3, 2005

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

For the nine-month periods ended September 30, 2005 and 2004, total Relinquishment Fees earned were $54,008,912 and $51,676,969, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. At September 30, 2005 the Project Sunburst expansion was complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. As of September 30, 2005, TCA had received $14.0 million from the Authority as Development Fee payments.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At September 30, 2005, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at September 30, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.


Also as described in Note 5 to the condensed  financial  statements  included in
Item 1 of this quarterly report on Form 10-Q, before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. Kerzner Investments assumed the obligation of KIML under the Local Construction Services Agreement.

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

As of September 30, 2005, the Company has an aggregate long-term senior indebtedness of $129,562,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. As of June 30, 2005, the Authority had a total of approximately $1.429 billion of indebtedness outstanding.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3 percent of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at September 30, 2005 was approximately $400,000), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, three separate race tracks operate approximately 6,000 machines. Two other race tracks in New York are each authorized to install 5,000 machines for a total of 10,000 additional machines. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. A third Seneca casino is planned for Buffalo. The State's highest court of appeals has recently affirmed the validity of the New York State statute that governs machine gaming and gaming on Indian lands.

In the Spring of 2005, the Governor of New York entered into five land claim settlement agreements with five Indian tribes. Because of certain court decisions involving New York tribes, the agreements were allowed to lapse and it is not clear at this time whether the Governor and the five tribes will revive the agreements that would, among other things, permit gaming by the tribes in the Catskill Region of New York. In the event this is approved and federal legislation is also enacted, then there is the likelihood that significant competition for New York patrons will ensue. The Catskills region is about 185 miles from Mohegan Sun.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border.

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The Bureau of Indian Affairs issued final revised negative determinations for both tribes. They are each expected to appeal to federal court and a long judicial process will likely ensue. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe (Gay Head) of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A 2004 state wide referendum in Maine rejected any off-reservation Indian casino gaming.

The Narragansett Tribe of Rhode Island has partnered with Harrah's to open a facility in West Warwick but that effort appears to have been effectively blocked. Also in Rhode Island, an affiliate of the Company, BLB Investors, LLC recently purchased the greyhound race track in Lincoln, RI, about 63 miles from the Mohegan Sun. The facility currently operates 3,602 VLTs and the State has agreed to placement of an additional 1,150 devices. The facility is undergoing renovation and all VLTs are scheduled to be operational in the first quarter of 2007. The extent of the impact of the additional devices on revenues at Mohegan Sun is unknown.

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

The Authority is governed by a nine-member Management Board consisting of the nine members of the Mohegan Tribal Council (the governing body of the Mohegan Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.

On August 28, 2005, the Mohegan Tribe announced the results of an election held that day where all nine seats on the Mohegan Tribal Council were chosen. The terms of the newly elected Mohegan Tribal Council members commenced October 3, 2005. The change in the composition of the members of the Mohegan Tribal Council could have a material adverse effect on the Authority which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of September 30, 2005.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 207,785,054     $ 11,174,722    $ 22,349,444     $ 22,349,444   $ 151,911,444
Capital Lease
    Obligations....................                      0                0               0                0               0
Operating Lease
     Obligations ..................                      0                0               0                0               0
Purchase Obligations ..............                      0                0               0                0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                      0                0               0                0               0
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 207,785,054     $ 11,174,722    $ 22,349,444     $ 22,349,444   $ 151,911,444
                                             =============     ============    ============     ============   =============


(1) As of September 30, 2005, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. $129,562,000 in aggregate principal amount of 8.625% Senior Notes is currently outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 26, 2005 the Company received $3,296,493, on July 26, 2005 the Company received $12,375,000, and on October 26, 2005 the Company received $3,969,521, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $54,009,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2005.

On April 27, 2004 the Company received $2,620,000, on July 27, 2004 the Company received $11,925,000, and on October 26, 2004 the Company received $4,073,386, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $51,677,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the period January 1 through September 30, 2004.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (a) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine-month periods ended September 30, 2005 and 2004, $932,972 ($466,486 to each of Kerzner
          Investments and affiliates of the Company), and $1,403,227 ($701,614 to Kerzner Investments and $701,613 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (b) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. TCA does not anticipate making further capital calls to fund expenses related to the development of the Project Sunburst expansion. From January 1, 2000 to September 30, 2005 these capital contributions aggregated $8,000,000. From January 1, 2000 to September 30, 2005 $8,000,000 had been repaid to the partners of TCA, 50% to the Company and 50% to Kerzner Investments. As of September 30, 2005, $0 in capital contributions remained outstanding.

     (c) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

     (d) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at September 30, 2005. The accrued liability to Kerzner Investments with respect to such fee was approximately $400,000 at September 30, 2005.

     (e) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. On each of October 26, 2005 and October 26, 2004, $1,250,000 was distributed by TCA in terms of the fifth priority.

     (f) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001.

     (g) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and the Company 25% of the relinquishment payments as distributions. On October 26, 2005 and on October 26, 2004, $4,784,726 ($2,392,363 to each of Kerzner
          Investments and the Company) and $4,582,546 ($2,291,273 to each of Kerzner Investments and the Company), respectively, was distributed by TCA in terms of the seventh priority.

     (h) Eighth, to distribute all excess cash. On October 26, 2005 and on October 26, 2004, $3,154,317 ($1,577,159 to Kerzner Investments and $1,577,158 to the Company) and $3,564,227 ($1,782,114 to Kerzner
          Investments and $1,782,113 to the Company), respectively, was distributed as excess cash.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  SEPTEMBER 30, 2005 AND
2004

Total expenses for the three-months ended September 30, 2005 were $4,127,681 compared with $4,255,282 for the three-months ended September 30, 2004. (a) Interest expense decreased by $244,393 and amortization on deferred financing costs decreased by $10,081 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,600,000 and $5,599,000 on March 15, 2005 and September 15, 2005, respectively, (b) salaries-related parties increased by $49,602 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended September 30, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs increased by $77,271 (primarily attributable to an increase in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $74,900).

Equity in income of Trading Cove Associates for the three-months ended September 30, 2005 was $8,560,913 compared with $7,689,143 for the three-months ended September 30, 2004. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $73,663.

As a result of the foregoing factors, the Company experienced net income of $4,540,029 for the three-months ended September 30, 2005 compared with net income of $3,466,995 for the three-months ended September 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Total expenses for the nine-months ended September 30, 2005 were $12,008,525 compared with $13,102,832 for the nine-months ended September 30, 2004. (a) Interest expense decreased by $936,410 and amortization on deferred financing costs decreased by $79,874 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,600,000 and $5,599,000 on March 15, 2005 and September 15, 2005, respectively, (b) salaries-related parties increased by $140,667 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the nine-months ended September 30, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $217,774 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $223,900).

Equity in income of Trading Cove Associates for the nine-months ended September 30, 2005 was $24,206,974 compared with $22,803,342 for the nine-months ended September 30, 2004. The Company has included amortization of purchased interests of $330,021 in each nine-month periods equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $158,961.

As a result of the foregoing factors, the Company experienced net income of $12,435,027 for the nine-months ended September 30, 2005 compared with net income of $9,778,127 for the nine-months ended September 30, 2004.

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

On January 6, 1998, the Company paid $5 million to Leisure whereby Leisure gave up its beneficial interest of 5 percent of the organizational and administrative fee and excess cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

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

The Company distributed the following additional amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

                Date of Distribution                    Amount Distributed
               ----------------------                  --------------------
                September 15, 2003                           $98,080

                March 15, 2004                              $349,247

                September 15, 2004                          $249,567

                March 15, 2005                              $294,585

                September 15, 2005                          $336,050

Accordingly,  after taking into  consideration net income (loss) since inception
the  Company  has  a  member's   deficit  of   approximately   $104,122,000  and
$113,733,000 at September 30, 2005 and 2004, respectively.

For the nine-months ended September 30, 2005 and 2004, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $14,335,517 and $10,854,221, respectively.

Current assets decreased from $10,750,950 at December 31, 2004 to $7,439,708 at September 30, 2005. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2005 and September 15, 2005 on the 8.625% Senior Notes in the amounts of approximately $6,070,000 and $5,829,000 respectively, (ii) by the redemption on March 15, 2005 of 8.625% Senior Notes in the principal amount of $5,600,000, at the redemption price of 107.610% of the principal amount being redeemed, (iii) by the redemption on September 15, 2005 of 8.625% Senior Notes in the principal amount of $5,599,000, at the redemption price of 106.596% of the principal amount being redeemed, and (iv) by distributions to Waterford Group on January 10, 2005, March 15, 2005, April 11, 2005, June 10, 2005 and September 15, 2005 of approximately $2,875,000, $294,600, $11,100, $3,041,500 and $336,000, respectively, and offset by approximately $14,335,500 of cash provided by operating activities.

Current liabilities decreased from $3,728,147 at December 31, 2004 to $1,054,762 at September 30, 2005. The decrease was primarily attributable to (i) a decrease in accrued interest on senior notes payable of approximately $3,078,100 (on September 15, 2005 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $5,829,000 was paid) and offset by
(ii) an increase in accrued expenses and accounts payable of approximately $404,700 (primarily attributable to (a) an increase in amounts due for legal and other expenses related to the defense of the Leisure litigation, as detailed under PART II -- OTHER INFORMATION: Item I -- Legal Proceedings in the amount of approximately $397,100, (b) by an increase in the amount due for salaries-related parties of approximately $5,700, (c) by an increase in amounts due for accounting services of approximately $10,500 and offset by (d) a decrease in the amounts due for other legal expenses of $4,600 and (e) by a decrease in amounts due for insurance of $3,300). For the nine-months ended September 30, 2005 and 2004 net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $625,896 and $597,675, respectively. The net cash provided by investing activities in 2005 and 2004 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). Through September 30, 2005 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the nine-months ended September 30, 2005 and 2004, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $17,757,654 and $14,931,539, respectively. The net cash used in financing activities in 2005 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2005 and September 15, 2005 in the principal amounts of $5,600,000 and 5,599,000, respectively, and by distributions to Waterford Group of $6,558,654. The net cash used in financing activities in 2004 was due to the redemption of 8.625% Senior Notes on March 15, 2004 and September 15,2004 in the principal amounts of $7,302,000 and $5,025,000, respectively, and by distributions to Waterford Group of $2,604,539.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption      Price (expressed as percentage of
                    (approximately)            notes redeemed                                    principal amount being redeemed)
----------------    -------------------        -------------------      --------------------     ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                   107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                     107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                   106.596%


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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2005 and December 31, 2004. The fair value of the Company's long-term debt at September 30, 2005 and December 31, 2004 is estimated to be approximately $137,984,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2005 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.68%, and matures March 8, 2006 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument was heard on September 21, 2005, but no decision has been rendered yet by the Connecticut Supreme Court. Defendants' counterclaims are stayed pending this appeal.

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

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended September 30, 2005.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on September 1, 2005

          Item 8.01

               On August 30, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K announcing the results of an election wherein all nine seats on the Mohegan Tribal Council were chosen, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: August 30, 2005


(ii) Form 8-K Filed on October 11, 2005

          Item 8.01

               On October 7, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K/A to supplement the Authority's Current Report on Form 8-K, dated August 28, 2005 and filed on August 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K/A, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: October 7, 2005


(iii) Form 8-K Filed on October 19, 2005

          Item 8.01

               On October 18, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on October 17, 2005, on it's website of its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the fiscal years ended September 30, 2005 and 2004, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: October 18, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 10, 2005              By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: November 10, 2005              By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer