Form 10-K
period 2005-12-31
WATERFORD GAMING LLC
filed 2006-03-27
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-K



                                                                            PAGE
PART I
ITEM 1.     BUSINESS                                                           1
ITEM 2.     PROPERTIES                                                        13
ITEM 3.     LEGAL PROCEEDINGS                                                 13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDERS MATTERS                                          14
ITEM 6.     SELECTED FINANCIAL DATA                                           14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        27
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       27
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                           27
ITEM 9A.    CONTROLS AND PROCEDURES                                           27

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                28
ITEM 11.    EXECUTIVE COMPENSATION                                            29
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    29
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    30
ITEM 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES                          31

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                           32

Signatures                                                                    39

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

Trading Cove developed the Mohegan Sun and managed the property from its opening in 1996 until midnight December 31, 1999. On January 1, 2000, Trading Cove turned over management of the Mohegan Sun to the Mohegan Tribal Gaming Authority (the "AUTHORITY"). TCA and the Company's principals assisted the Mohegan Tribe in obtaining federal recognition, negotiating the tribal-state compact with the State of Connecticut, obtaining numerous governmental approvals, raising debt financing for the initial construction and development of the Mohegan Sun, and developing the Project Sunburst expansion (the "PROJECT SUNBURST EXPANSION"), an approximately $1.0 billion expansion at the Mohegan Sun, the final phase of which opened in June 2002.

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

For the fiscal years 2005, 2004 and 2003, the Company had net income of $17,606,670, $13,923,694 and $3,891,633, respectively. At the end of fiscal years 2005, 2004 and 2003, the Company had total assets of $33,791,451, $34,490,765, and $36,219,560, respectively.

As of December 31, 2005, the Company employed one full-time employee and no part-time employees. The Company's employee is not covered by a collective bargaining agreement.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                 106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%




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

The fair value of the Company's long term debt at December 31, 2005 and 2004 is estimated to be approximately $137,984,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

In June 2005, the Financial Accounting Standards Board issued DIG Issue B38, "Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument Through Exercise of an Embedded Put Option or Call Option" ("Issue B38"). As a result of the issuance of Issue B38, effective with periods beginning after December 15, 2005, the Company is required to bifurcate and separately account for the excess cash feature embedded in its 8.625% Senior Notes under the provisions of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is evaluating the impact of this guidance and will adopt the accounting in its first quarter of 2006.

The 8.625% Senior Notes Indenture was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (Securities and Exchange Commission (the "COMMISSION") File No. 333-17795) as accepted by the Commission on August 12, 2003 and is incorporated herein by reference.

C. TRADING COVE ASSOCIATES

TCA was organized on July 23, 1993. The primary purpose of TCA has been,

- to assist the Tribe in obtaining federal recognition,
- to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,
- to obtain financing for the initial development of the Mohegan Sun, - to negotiate the Amended and Restated Gaming Facility Management Agreement
  (the "MANAGEMENT AGREEMENT"),
- to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and
- to participate in the design and development of the Mohegan Sun.

The Mohegan Sun commenced operations on October 12, 1996. From the opening of the Mohegan Sun until January 1, 2000, TCA oversaw the Mohegan Sun's day-to-day operations.

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

A summary of relinquishment payments received by TCA for 2005, 2004 and 2003 is as follows:


                DATE                        SENIOR          JUNIOR          TOTAL
-------------------------------------   -------------   -------------   -------------

April 25, 2005                          $   8,330,592   $          --   $   8,330,592
July 25, 2005                               9,104,412      17,435,004      26,539,416
October 25, 2005                            9,576,524           7,072       9,583,596
January 25, 2006                            9,470,705      19,040,157      28,510,862
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2005                $  36,482,233   $  36,482,233   $  72,964,466
                                        =============   =============   =============

April 26, 2004                          $   8,196,363   $          --   $   8,196,363
July 26, 2004                               8,477,030      16,673,392      25,150,422
October 25, 2004                            9,165,092              --       9,165,092
January 25, 2005                            8,712,261      17,877,353      26,589,614
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2004                $  34,550,746   $  34,550,745   $  69,101,491
                                        =============   =============   =============

April 25, 2003                          $   7,433,160   $          --   $   7,433,160
July 25, 2003                               8,101,075      15,534,235      23,635,310
October 27, 2003                            8,691,811              --       8,691,811
January 26, 2004                            8,323,731      17,015,541      25,339,272
                                        -------------   -------------   -------------
Relinquishment Fees for the year
 ended December 31, 2003                $  32,549,777   $  32,549,776   $  65,099,553
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

The Relinquishment Agreement was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

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

In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. The Project Sunburst expansion is complete in terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "DEVELOPMENT SERVICES FEE PHASE II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2005, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement described below. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

At December 31, 2005 TCA's accrued liability to Kerzner Investments with respect to such fee was approximately $384,000 pursuant to the Development Service Agreement Phase II.

The Development Services Agreement was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

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

On January 6, 1998, pursuant to the Settlement and Release Agreement described in Item 3 (Legal Proceedings) the Company paid $5.0 million to Leisure and, among other things, Leisure gave up (a) its beneficial interest of 5% in certain fees and excess cash flows, as defined, of Trading Cove and (b) any other claims it may have had against the Company, Kerzner Investments and Trading Cove's partners and former partner.

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

In the event that a dispute arises under the TCA Partnership Agreement, upon notice by one disputing party to the other, the parties have ten days to resolve the dispute. If the dispute is not resolved in such ten-day period then, in accordance with specific notice procedures set forth in the TCA Partnership Agreement, either party has the right to deliver a buy-out notice to the other to require such party to elect to either (i) sell their partnership interest to the party delivering the notice (at a price and under the terms set forth in such buy-out notice), or (ii) have the other party or its designee purchase the interest of the party giving notice at the buy-out price. In the event that the party receiving the buy-out notice fails to respond, such party is deemed to have agreed to sell its partnership interest to the party delivering such notice at the buy-out price specified therein. See "Risk Factors--Risks Associated with the Buy/Sell Option Under Trading Cove Partnership Agreement".

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

The Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of September 21, 1994, among Sun Cove Limited (now, Kerzner Investments Connecticut, Inc.), RJH Development Corp., Leisure Resort Technology, Inc., Slavik Suites, Inc., and LMW Investments, Inc., and the First Amendment to Amended and Restated Partnership Agreement of Trading Cove Associates, dated as of October 22, 1996, among Sun Cove Limited (now, Kerzner Investments Connecticut, Inc.), Slavik Suites, Inc., RJH Development Corp., LMW Investments, Inc. and Waterford Gaming, L.L.C. were filed as exhibits to the Company's Registration Statement on Form S-4, filed with the Commission (File No. 333-17795) and declared effective on May 15, 1997, and each is incorporated herein by reference.

4 - AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

(i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2005, 2004 and 2003, $1,851,397 ($925,698 to
Kerzner Investments and $925,699 to affiliates of the Company), $1,869,157 ($934,579 to Kerzner Investments and $934,578 to affiliates of the Company) and $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

(ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of December 31, 2005, $0 in capital contributions remained outstanding.

(iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

(iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2005. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2005 was approximately $384,000.

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

(viii) Eighth, to distribute all excess cash.

On January 26, 2006, TCA made distributions of $1,250,000 pursuant to the fifth priority, $14,262,503 ($7,131,252 to Kerzner Investments and $7,131,251 to the Company) pursuant to the seventh priority and $12,064,928 ($6,032,464 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2006 financial statements.

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

The Amended and Restated Omnibus Termination Agreement was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001 (Commission File No. 333-17795) as accepted by the Commission on May 14, 2001, and is incorporated herein by reference.

E. THE MOHEGAN TRIBAL GAMING AUTHORITY

The Tribe is a federally recognized Indian tribe with an approximately 405-acre reservation situated in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "MOHEGAN COMPACT") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "MANAGEMENT BOARD"), which consists of the nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Management Board.

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

F. THE MOHEGAN TRIBAL GAMING AUTHORITY

The Authority owns and operates the Mohegan Sun, an approximately 3.0 million square foot gaming and entertainment complex on a 240-acre site overlooking the Thames River on the Tribe's reservation in southeastern Connecticut. The Mohegan Sun is located approximately one mile from the interchange of Interstate 395 and Route 2A in Uncasville, Connecticut. The Authority constructed a four-lane access road and entrance/exit ramps off of Route 2A, providing guests direct access to Interstate 395 and Interstate 95, the main highways connecting Boston, Providence and New York City. The Mohegan Sun opened in October 1996.

The gaming and entertainment complex includes the following:

CASINO OF THE EARTH. The Casino of the Earth has approximately 179,500 square feet of gaming space and offers approximately 3,800 slot machines and 195 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, including the Uncas American Indian Grill, a 285-seat full service restaurant and bar, three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by the Authority, for a total of approximately 1,700 restaurant seats. An approximately 10,000 square foot, 410-seat lounge features live entertainment seven days a week. There is an approximately 11,000 square foot simulcasting race book facility, and four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

CASINO OF THE SKY. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers approximately 2,400 slot machines and 105 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, include two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, a six station food court featuring international and domestic cuisine and five lounges and bars operated by the Authority, as well as four full-service and three quick-service restaurants operated by third-parties, for a total of approximately 2,600 restaurant seats, Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party, the Mohegan Sun Arena with seating for up to 10,000, a 350-seat cabaret, a child care facility and an arcade-style recreation area operated by a third party, The Shops at Mohegan Sun containing approximately 29 different retail shops, seven of which are owned by the Authority, an approximately 1,200-room luxury hotel, an approximately 20,000 square foot spa operated by a third party and approximately 100,000 square feet of convention space.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline station and convenience center located adjacent to the Mohegan Sun.

The Authority formed the Mohegan Basketball Club, ("MBC"), for the purpose of holding a membership in the Women's National Basketball Association ("WNBA") and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

POCONO DOWNS. On January 25, 2005 the Authority and its wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC acquired from subsidiaries of Penn National Gaming, Inc. the Pocono Downs Racetrack, a standardbred harness racing facility located on approximately 400 acres of land in Plains Township, Pennsylvania, or Pocono Downs, and five Pennsylvania off-track wagering facilities located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). The Pocono Downs harness racing facility is currently one of only two harness racetracks in Pennsylvania and one of only four thoroughbred and harness racing facilities in the state. It has 5/8 mile all-weather, lighted track with seating for approximately 3,500 and parking capacity for approximately 6,500. Harness racing has been conducted at Pocono Downs since 1965, and in 2005, the track held 143 live racing days. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the state of Pennsylvania.

The Authority has the right to apply for a Pennsylvania Category One Slot Machine License, which, if approved, would initially permit the installation and operation of up to 3,000 slot machines at Pocono Downs. Down's Racing, L.P. submitted an application for a conditional Category One Slot Machine License with the Pennsylvania Gaming Control Board, or PGCB, on December 8, 2005. Downs Racing L.P. will submit an application for a permanent Category One Slot Machine License on or before December 28, 2005. Upon receipt of a conditional or permanent license, the Authority would be required to pay a one-time $50 million fee to the Commonwealth of Pennsylvania.

A minimum of 1,500 slot machines are required, and a maximum of 3,000 slot machines are permitted, to be in operation within 18 months of the issuance of the slot machine license. Under certain circumstances, the Authority may be permitted to install up to a total of 5,000 slot machines.

On June 22, 2005, the Pennsylvania Supreme Court unanimously upheld substantially all of the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act. Following the Pennsylvania Supreme Court's decision, the PGCB has begun the process of issuing final licensing regulations. Published reports indicate that the PGCB is expected to begin approving conditional Category One Slot Machine Licenses in June 2006.

On July 21, 2005, the Authority announced plans for the development of a proposed 400,000 square foot gaming and entertainment facility to be constructed on the existing grounds of Pocono Downs. The plans provide for approximately 2,000 slot machines, 3 full-service restaurants, a 300 seat buffet, a 15,000 square foot food court, several bars and lounges, an 18,000 square foot nightclub, a "Kid's Quest" center, 20,000 square feet of retail space, new parking facilities and an enhanced employee services area.

Construction of the new facility will begin upon the issuance of a conditional Category One Slot Machine License by the PGCB. The new facility is expected to open approximately 14 months from the beginning of construction. Estimated cost of construction for the new facility is between $140 million and $160 million.

In addition to the development of the new gaming and entertainment facility, the Authority plans to make significant improvements and additions to the existing Pocono Downs Clubhouse and Grandstand, including a new simulcast facility, improvements to the Grandstand for the installation of approximately 1,000 slot machines (upon receipt of a conditional Category One Slot Machine License) and a new 10,000 square foot food court. These improvements are estimated to cost approximately $47.0 million. Construction began in September 2005 and is estimated to be completed by the spring of 2006.

COWLITZ PROJECT. In July 2004, the Authority formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of two members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino will be owned by the Cowlitz Indian Tribe. Both Mohegan Ventures-NW and Salishan-Mohegan were designated as the Authority's unrestricted subsidiaries, which are not required to be guarantors of the Authority's debt obligations.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW through Salishan-Mohegan pursuant to the operating agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

MENOMINEE PROJECT. In October 2004 the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority. The terms of the management agreement grant the Authority the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument was heard on September 21, 2005. On January 23, 2006, the Supreme Court affirmed the trial court's decision granting summary judgement in favor of the Defendants on all of plaintiff's claims. Defendants' counterclaims against plaintiff remain pending.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2005.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not applicable. The Company did not sell any of its equity securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA


                                                     FOR THE YEAR ENDED
                           2005             2004            2003            2002            2001
                      --------------   --------------  --------------  --------------  -------------


Total expenses        $  (15,162,312)  $  (16,697,545) $  (24,751,861) $  (13,102,082) $ (13,579,600)

Interest and
  dividend income            327,064          117,608         123,634         534,012      1,330,711

Equity in income of
  Trading Cove
  Associates              32,441,918       30,503,631      28,519,860      24,601,380     18,823,461
                      --------------   --------------  --------------  --------------  -------------
Net income            $   17,606,670   $   13,923,694  $    3,891,633  $   12,033,310  $   6,574,572
                      ==============   ==============  ==============  ==============  =============


OTHER DATA
 Interest expense     $   12,410,198   $   13,588,087  $   19,481,783  $   11,080,139  $  11,560,994

 Net change in cash
   and cash
   equivalents        $      396,057   $     (320,320) $      233,470  $    1,087,653  $    (453,072)




                                                       YEAR-END STATUS
                           2005             2004            2003             2002           2001
                      --------------   --------------  --------------  --------------  -------------


Total current assets  $   10,653,624   $   10,750,950  $   11,523,049  $   15,010,697  $  29,769,455
 Trading Cove
   Associates-equity
   investment             17,406,115       17,052,615      16,965,487      11,972,338     10,639,562
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.        3,406,069        3,784,059       4,162,049       4,540,039      4,918,029
 Deferred financing
   costs net of
   accumulated
   amortization            2,325,643        2,903,141       3,568,059       2,643,338      3,010,202
 Fixed assets, net
   of accumulated
   depreciation                  ---              ---             916          11,696         22,476
                      --------------   --------------  --------------  --------------  -------------
Total assets          $   33,791,451   $   34,490,765  $   36,219,560  $   34,178,108  $  48,359,724
                      ==============   ==============  ==============  ==============  =============
 Total current
   liabilities        $    3,653,206   $    3,728,147  $    4,038,332  $    3,133,192  $   3,400,556
 9.50% senior
   notes payable                 ---              ---             ---     108,007,000    115,434,000
 8.625% senior
   notes payable         129,562,000      140,761,000     153,088,000             ---            ---

                      --------------   --------------  --------------  --------------  -------------
 Total liabilities    $  133,215,206   $  144,489,147  $  157,126,332  $  111,140,192  $ 118,834,556
                      --------------   --------------  --------------  --------------  -------------
 Member's
   deficiency         $  (99,423,755)  $ (109,998,382) $ (120,906,772) $  (76,962,084) $ (70,474,832)
                      ==============   ==============  ==============  ==============  =============


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/

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

As of December 31, 2005, the Company has an aggregate long-term senior indebtedness of $129,562,000, consisting of the 8.625% Senior Notes. On March 15, 2006, $6,477,000 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 106.596% of the principal amount being redeemed. The Authority is also highly leveraged. As of December 31, 2005, the Authority had a total of approximately $1.244 billion of indebtedness outstanding.

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

For the year ending September 30, 2005, the annual minimum priority distribution to the Mohegan Tribe was $15.8 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at December 31, 2005 was approximately $384,000), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, Trading Cove is entitled to 5% of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from Class II gaming activities. If the Mohegan Sun is further expanded, Trading Cove, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, Trading Cove has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to Trading Cove. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which Trading Cove is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of Trading Cove under the Relinquishment Agreement, Trading Cove could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority".

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

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The Bureau of Indian Affairs issued final revised negative determinations for both tribes. They have each appealed the decisions and a long judicial process will likely ensue. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe (Gay Head) of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A 2004 state wide referendum in Maine rejected any off-reservation Indian casino gaming.

In Rhode Island, a gaming expansion bill has recently been introduced into the Rhode Island House of Representatives, the approval of which would result in a November 2006 voter referendum on a West Warwick casino operated by the Narragansett Tribe and an undisclosed partner. Also, in Rhode Island, an affiliate of the Company, BLB Investors, LLC recently purchased the greyhound race track in Lincoln, RI, about 63 miles from the Mohegan Sun. The facility currently operates 3,602 VLTs and the State has agreed to placement of an additional 1,150 devices. The facility is undergoing renovation and all VLTs are scheduled to be operational in the first quarter of 2007. The extent of the impact of the additional devices on revenues at Mohegan Sun is unknown.

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

2 - EQUITY INVESTMENTS - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.50% interest in TCA. This amount is amortized on a straight line basis over a 189 month period. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned and cash received by TCA pursuant to the Relinquishment Agreement with the Authority. Distributions are recorded when received.

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
                                             =============     ============    ============     ============   =============


(1) As of December 31, 2005, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. As of March 15, 2006, $123,085,000 in aggregate principal amount of 8.625% Senior Notes is outstanding. At December 31, 2005, the Company had an aggregate long-term senior indebtedness of $129,562,000. On March 15, 2006, $6,477,000 of principal amount of 8.625% Senior
Notes was redeemed at the redemption price of 106.596% of the principal amount being redeemed. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

E - OVERVIEW OF CURRENT AND FUTURE CASH FLOWS

The Company expects to fund its operating, debt service and capital needs from cash flows from the Company's distributions from TCA, and from the Company's available cash. Based upon the Company's anticipated future operations, management believes that available cash flow will be sufficient to meet the Company's anticipated requirements for future operating expenses, future scheduled payments of principal and interest on the 8.625% Senior Notes and additional investments in TCA that may be required in connection with the Project Sunburst expansion. No assurance, however, can be given that operating cash flows will be sufficient for that purpose.

1 - SOURCES OF INCOME AND CASH FLOWS

The Company has one primary source of income and cash flow: equity income and distributions from TCA. The Company anticipates regular payments from TCA based on the results of the Mohegan Sun and Relinquishment Fees payments by the Authority to TCA.

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 26, 2005, the Company received $3,296,493, on July 26, 2005 the Company received $12,375,000, on October 26, 2005 the Company received $3,969,521, and on January 26, 2006 the Company received $13,163,715 from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $72,964,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2005.

On April 27, 2004, on July 27, 2004, on October 26, 2004 and on January 26, 2005, the Company received $2,620,000, $11,925,000, $4,073,386 and $12,447,404,
respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $69,001,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2004.

F - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004

Total expenses for the twelve months ended December 31, 2005 were $15,162,312 compared with $16,697,545 for the twelve months ended December 31, 2004. (a) Interest expense decreased by $1,177,889 and amortization on deferred financing costs decreased by $87,420 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,600,000 and $5,599,000 on March 15, 2005 and September 15, 2005, respectively, (b) salaries-related parties increased by $200,011 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the revenues of the Mohegan Sun (for the years ended December 31, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $469,019 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation as described in Part I: Item 3 LEGAL PROCEEDINGS, of approximately $470,200).

Equity in income of Trading Cove Associates for the year ended December 31, 2005 was $32,441,918 compared with $30,503,631 for the year ended December 31, 2004. The Company has included amortization of purchased interests of $440,028 in each year's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and divided income increased by $209,456.

As a result of the foregoing factors, the Company experienced net income of $17,606,670 for the year ended December 31, 2005, compared with net income of $13,923,694 for the year ended December 31, 2004.

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

As a result of the foregoing factors, the Company experienced net income of $13,923,694 for the year ended December 31, 2004, compared with net income of $3,891,633 for the year ended December 31, 2003.

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

On January 6, 1998 the Company paid $5 million to Leisure whereby Leisure gave up its beneficial interest of 5% of the organizational and administrative fee and excess cash of TCA and any other claims it may have had against the Company, TCA and TCA's partners and former partner.

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

Tax distributions totaling approximately $21,262,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004 and 2005 in accordance with the terms of the applicable indentures. On January 10, 2006 a tax distribution of approximately $3,314,000 was made by the Company.

The Company distributed the following amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

                Date of Distribution                    Amount Distributed
               ----------------------                  --------------------
                September 15, 2003                           $98,080

                March 15, 2004                              $349,247

                September 15, 2004                          $249,567

                March 15, 2005                              $294,585

                September 15, 2005                          $336,050

                March 15, 2006                              $382,832

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $99,424,000 and $109,998,000 at December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $18,003,528 and $14,425,391, respectively.

Current assets decreased from $10,750,950 at December 31, 2004 to $10,653,624 at December 31, 2005. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2005 and September 15, 2005 on the 8.625% Senior Notes in the amounts of approximately $6,070,000 and $5,829,000, respectively, (ii) by the redemption on March 15, 2005 of 8.625% Senior Notes in the principal amount of $5,600,000, at the redemption price of 107.610% of the principal amount being redeemed, (iii) by the redemption on September 15, 2005 of 8.625% Senior Notes in the principal amount of $5,599,000, at the redemption price of 106.596% of the principal amount being redeemed, (iv) by distributions to Waterford Group on March 15, 2005 and September 15, 2005 of approximately $294,600 and $336,100, respectively and (v) by tax distributions to Waterford Group on January 10, 2005, April 11, 2005, June 10, 2005 and December 27, 2005, of approximately $2,875,400, $11,100, $3,041,600 and $473,400, respectively, and
offset  by  (vi)  approximately   $18,003,500  of  cash  provided  by  operating
activities.

Current liabilities decreased from $3,728,147 at December 31, 2004 to $3,653,206 at December 31, 2005. The decrease was primarily attributable to (i) a decrease in accrued interest on Senior Notes payable of approximately $284,400 (during the year 2005, 8.625% Senior Notes in the principal amount of $11,199,000 were redeemed) and offset by (ii) an increase in accrued expenses and accounts payable of approximately $209,500 primarily attributable to (a) an increase in amount due for salaries-related parties of approximately $218,200, (b) by an increase in amounts due for accounting services of approximately $9,800 and offset by (c) a decrease in legal and other expenses related to the defense of the Leisure Litigation, as detailed under PART I: Item 3 LEGAL PROCEEDINGS, of approximately $11,600.

For the years ended December 31, 2005 and 2004 net cash provided by investing activities (as shown in the Statements of Cash Flows) was $623,572 and $596,593, respectively. The net cash provided by investing activities in 2005 and 2004 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of December 31, 2005 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the twelve months ended December 31, 2005 and 2004, net cash used in financing activities (as shown in the Statements of Cash Flows) was $18,231,043 and $15,342,304, respectively. The net cash used in financing activities in 2005 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2005 and September 15, 2005 in the principal amounts of $5,600,000 and $5,599,000, respectively, and by distributions to Waterford Group of $7,032,043. The net cash used in financing activities in 2004 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2004 and September 15, 2004 in the principal amounts of $7,302,000 and $5,025,000, respectively, and by distributions to Waterford Group of $3,015,304.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15,2005                  106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%



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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2005 and 2004. The fair value of the Company's long-term debt at December 31, 2005 and 2004 is estimated to be approximately $137,984,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2005 are principally comprised of an investment in a Federal National Mortgage Association Discount Note which was purchased at a discount of 3.68% and matured March 8, 2006 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and notes thereto are filed as part of this report and appear in this annual report on Form 10-K beginning on page 35.

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

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

NAME                       AGE                     POSITION
----                       ---                     --------
Len Wolman                 51            Chairman of the Board and Chief
                                         Executive Officer
Alan Angel                 49            Chief Financial Officer
Del J. Lauria              57            Director and Secretary
Mark Wolman                48            Director
Stephan F. Slavik          59            Director
Richard Slavik             55            Vice President


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

STEPHAN F. SLAVIK. Mr. Stephen Slavik was appointed a Director of the Company on April 9, 2001. Mr. Stephen Slavik is the President of Michigan based Slavik Builders. Mr. Stephen Slavik has over 30 years of experience with all phases of land planning, product design, estimating and site construction in single family, multiple and commercial design/build developments. Mr. Stephen Slavik is a Director and Vice President of Slavik. Mr. Stephen Slavik is the brother of Mr. Richard Slavik.

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

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.


NAME                      YEAR ENDED                SALARY
----                      ----------                ------
Len Wolman(i)                2005               $   1,417,431
                             2004               $   1,217,420
                             2003               $     900,998

Del Lauria                   2005               $        -
                             2004               $        -
                             2003               $        -

Stephan F. Slavik            2005               $        -
                             2004               $        -
                             2003               $        -

Mark Wolman                  2005               $        -
                             2004               $        -
                             2003               $        -

Alan Angel                   2005               $        -
                             2004               $        -
                             2003               $        -

Richard Slavik               2005               $        -
                             2004               $        -
                             2003               $        -

(i) As detailed in Item 13, Mr. Len Wolman has an employment contract with the Company. For the years ended December 31, 2005, 2004 and 2003, $1,417,431, $1,217,420 and $900,998, respectively, was incurred by the Company pursuant to the employment contract.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, which equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2005 all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement with Construction, an affiliate of the Company, pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. Kerzner Investments assumed the obligation of KIML under the Local Construction Service Agreement.

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

At December 31, 2005 the accrued liability to Kerzner Investments pursuant to the Development Services Agreement Phase II was approximately $384,000.

The Development Services Agreement Phase II and the Local Construction Services Agreement were each filed as an exhibit to the Company's, Quarterly Report on Form 10-Q for the period ended March 31, 1999 (Commission File No. 333-17795) as accepted by the Commission on May 17, 1999, and each is incorporated herein by reference.

                    EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement, which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2005, 2004 and 2003, the Company incurred $1,417,431, $1,217,420, and $900,998, respectively, as an expense pursuant to Len Wolman's employment agreement.

                        OTHER RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2005, 2004, and 2003 approximately $42,000 was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, in 2005, 2004 and 2003 TCA incurred approximately $926,000, $935,000 and $920,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Business - Trading Cove Associates Material Agreements
- Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2005, 2004 and 2003 was $0, $553, and $6,480,
respectively.

Waterford Group, Slavik Suites, Inc. and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in Southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

For the year ended December 31, 2005

Audit fees                                              $  47,250
Tax fees                                                      750
All other fees
    Excess cash certification                               3,000
                                                        ---------
 Total                                                  $  51,000
                                                        =========

For the year ended December 31, 2004

Audit fees                                              $  44,250
Tax fees                                                      750
All other fees
     Excess cash certification                              2,250

 Total                                                  ---------
                                                        $  47,250
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

    (ix) Filed herewith.

b) FINANCIAL STATEMENTS SCHEDULES



INDEX TO FINANCIAL STATEMENTS


WATERFORD GAMING, L.L.C.
Report of Independent Registered Public Accounting Firm         F-1
Financial Statements:
Balance Sheets as of December 31, 2005 and 2004                 F-2
Statements of Income for the years ended
        December 31, 2005, 2004 and 2003                        F-3
Statements of Changes in Member's Deficiency for the
        years ended December 31, 2005, 2004 and 2003            F-4
Statements of Cash Flows for the years ended
        December 31, 2005, 2004 and 2003                        F-5
Notes to Financial Statements                                   F-6

TRADING COVE ASSOCIATES
Report of Independent Registered Public Accounting Firm         F-18
Financial Statements:
Balance Sheets as of December 31, 2005 and 2004                 F-19
Statements of Operations for the years ended
        December 31, 2005, 2004 and 2003                        F-20
Statements of Changes in Partners' Capital
        for the years ended
        December 31, 2005, 2004 and 2003                        F-21
Statements of Cash Flows for the years ended
        December 31, 2005, 2004 and 2003                        F-22
Notes to Financial Statements                                   F-23

               REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, of changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
Hartford, CT
March 15, 2006

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2005 and 2004

                        ---------------------------------


                                                                                        2005                     2004
                                                                                  ---------------           ---------------

                 ASSETS

Current assets
    Cash and cash equivalents                                                     $    4,967,809            $    4,571,752
    Restricted investments                                                             5,651,711                 6,104,635
    Other current assets                                                                  34,104                    74,563
                                                                                  ---------------           ---------------
       Total current assets                                                           10,653,624                10,750,950

Trading Cove Associates - equity investment                                           17,406,115                17,052,615
Beneficial interest - Leisure Resort Technology, Inc.                                  3,406,069                 3,784,059
Deferred financing costs, net of accumulated amortization of $1,517,388
       and $939,890 at December 31, 2005 and 2004, respectively                        2,325,643                 2,903,141
Fixed assets, net of accumulated depreciation of $53,918 at December 31, 2005
       and 2004                                                                              ---                       ---
                                                                                  ---------------           ---------------

       Total assets                                                               $   33,791,451            $   34,490,765
                                                                                  ===============           ===============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                         $      362,871            $      153,404
    Accrued interest on senior notes payable                                           3,290,335                 3,574,743
                                                                                  ---------------           ---------------
       Total current liabilities                                                       3,653,206                 3,728,147

8.625% senior notes payable                                                          129,562,000               140,761,000
                                                                                  ---------------           ---------------

       Total liabilities                                                             133,215,206               144,489,147
                                                                                  ---------------           ---------------

Commitments and contingent liabilities

Member's deficiency                                                                  (99,423,755)             (109,998,382)
                                                                                  ---------------           ---------------
       Total liabilities and member's deficiency                                  $   33,791,451            $   34,490,765
                                                                                  ===============           ===============


The accompanying notes are an integral part of these financial statements.



                                       F-2

                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2005, 2004 and 2003


            ---------------------------------------------------------





                                                                    2005                     2004                   2003
                                                                -------------           -------------          -------------

Expenses
      Interest expense                                          $ 12,410,198            $ 13,588,087           $ 19,481,783
      Salaries - related parties                                   1,417,431               1,217,420                900,998
      General and administrative                                     379,195                 848,214                552,586
      9.50% senior notes tender expense                                  ---                     ---                509,414
      Amortization of beneficial interest -
         Leisure Resort Technology, Inc.                             377,990                 377,990                377,990
      Amortization on deferred financing costs                       577,498                 664,918              2,918,310
      Depreciation                                                       ---                     916                 10,780
                                                                -------------           -------------          -------------

              Total expenses                                      15,162,312              16,697,545             24,751,861
                                                                -------------           -------------          -------------


      Interest and dividend income                                   327,064                 117,608                123,634
      Equity in income of
         Trading Cove Associates                                  32,441,918              30,503,631             28,519,860
                                                                -------------           -------------          -------------


              Net income                                        $ 17,606,670            $ 13,923,694           $  3,891,633
                                                                =============           =============          =============


The accompanying notes are an integral part of these financial statements.




                            Waterford Gaming, L.L.C.

                  Statements of Changes in Member's Deficiency

              For the years ended December 31, 2005, 2004 and 2003


           ----------------------------------------------------------

Balance, January 1, 2003                                      $  (76,962,084)

Distributions                                                    (47,836,321)

Net income                                                         3,891,633
                                                              ---------------

Balance, December 31, 2003                                      (120,906,772)

Distributions                                                     (3,015,304)

Net income                                                        13,923,694
                                                              ---------------

Balance, December 31, 2004                                      (109,998,382)

Distributions                                                     (7,032,043)

Net income                                                        17,606,670
                                                              ---------------

Balance, December 31, 2005                                    $  (99,423,755)
                                                              ===============


The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2005, 2004 and 2003


            --------------------------------------------------------

                                                                               2005              2004             2003
                                                                           -------------     -------------    -------------

Cash flows from operating activities
    Net income                                                             $ 17,606,670      $ 13,923,694     $  3,891,633
                                                                           -------------     -------------    -------------

    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                           955,488         1,042,908        3,296,300
         Depreciation                                                               ---               916           10,780
         Accretion of discount on restricted investment securities             (170,648)          (77,503)         (93,097)
         Equity in income of Trading Cove Associates                        (32,441,918)      (30,503,631)     (28,519,860)
         Operating distributions from Trading Cove Associates                32,088,418        30,416,503       23,526,711
         Changes in operating assets and liabilities
            Other current assets                                                 40,459           (67,311)             713
            Accrued expenses and accounts payable                               209,467             2,869           38,539
            Accrued interest on senior notes payable                           (284,408)         (313,054)         866,601
                                                                           -------------     -------------    -------------
                   Net cash provided by
                      operating activities                                   18,003,528        14,425,391        3,018,320
                                                                           -------------     -------------    -------------

Cash flows from investing activities
    Maturities of restricted investments                                     12,045,607        12,955,088       26,826,113
    Purchases of restricted investments                                     (11,422,035)      (12,358,495)     (23,012,611)
    Contributions to Trading Cove Associates                                        ---               ---         (450,000)
    Distributions from Trading Cove Associates                                      ---               ---          450,000
                                                                           -------------     -------------    -------------
                   Net cash provided by
                       investing activities                                     623,572           596,593        3,813,502
                                                                           -------------     -------------    -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                              (11,199,000)      (12,327,000)      (1,912,000)
    Distributions to member                                                  (7,032,043)       (3,015,304)     (47,836,321)
    Proceeds from 8.625% senior notes issuance                                      ---               ---      155,000,000
    Deferred financing costs                                                        ---               ---       (3,843,031)
    Redemption of  9.50% senior notes payable                                       ---               ---     (108,007,000)
                                                                           -------------     -------------    -------------
                   Net cash used in
                       financing activities                                 (18,231,043)      (15,342,304)      (6,598,352)
                                                                           -------------     -------------    -------------

                   Net change in cash and cash equivalents                      396,057          (320,320)         233,470

Cash and cash equivalents

Beginning of year                                                             4,571,752         4,892,072        4,658,602
                                                                           -------------     -------------    -------------

End of year                                                                $  4,967,809      $  4,571,752     $  4,892,072
                                                                           =============     =============    =============


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                 $ 12,694,606      $ 13,901,141     $ 18,615,181
                                                                           =============     =============    =============


The accompanying notes are an integral part of these financial statements.



                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns a partnership interest in Trading Cove Associates ("TCA"), a Connecticut general partnership. The Company is governed by a Board of Directors pursuant to the limited liability company agreement (the "Agreement"). In June 2003, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 Million 9.5% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 Million 12.75% Senior Notes due 2003 (the "$65 Million Senior Notes"). In connection with the issuance by the Company's and Finance's $125 Million Senior Notes, each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. ("Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company which are as follows:

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

In connection with the $125 Million Senior Notes offering, the Company distributed $37,050,000 to Waterford Group, L.L.C. during March 1999. During December 1999, the Company received a payment on notes it held due from Mohegan Tribal Gaming Authority (the "Authority") and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group during January 2000. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes. In connection with the 8.625% Senior Notes offering, the Company distributed approximately $44,500,000 to Waterford Group during June 2003. Tax distributions totaling approximately $21,262,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004 and 2005. On January 10, 2006 a tax distribution of approximately $3,314,000 was made by the Company. In addition the Company distributed the following amounts to Waterford Group in accordance with the terms of the indenture relating to the 8.625% senior notes (the "8.625% Senior Notes Indenture").

        Date of Distribution            Amount Distributed
        --------------------            ------------------

        September 15, 2003                  $  98,080
        March 15, 2004                      $ 349,247
        September 15, 2004                  $ 249,567
        March 15, 2005                      $ 294,585
        September 15, 2005                  $ 336,050
        March 15, 2006                      $ 382,832


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Method

The accrual method of accounting is used in the preparation of the financial statements.

Cash and Cash Equivalents

Cash  and  cash  equivalents  represent  cash  and  short-term,   highly  liquid
investments with original maturities of three months or less from date of purchase.

Restricted Investments

Restricted investments at December 31, 2005 are principally comprised of an investment in a Federal National Mortgage Association Discount Note, which was purchased at a discount of 3.68% and matured March 8, 2006, and an investment in the First American Treasury Obligations Fund and at December 31, 2004 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 1.82% and matured March 2, 2005 and an investment in the First American Treasury Obligations Fund. The investments represent a restricted investment fund that has been established with a trustee in terms of the 8.625% Senior Notes Indenture and is reported at cost plus accrued interest, which approximates fair value.

Trading Cove Associates - Equity Investment

The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for their 12.50% interest in TCA. This amount is amortized on a straight line basis over a 189 month period.

The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions received relies on the fees earned and cash received by TCA pursuant to its Relinquishment Agreement with the Authority. Distributions are recorded when received.

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

Fair Value of Financial Instruments

Fair value of the Company's debt is based on the market quotations obtained by the Company.

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

Reclassifications

Certain 2004 and 2003 balances have been reclassified to conform with the 2005 presentation.

2. TRADING COVE ASSOCIATES:

TCA was organized on July 23, 1993. The primary purpose of TCA has been,

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe"), in obtaining federal recognition,

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

As of December 31, 2005, 2004 and 2003 the following summary information relates to TCA. Total revenues and net income are for the years ended December 31, 2005, 2004 and 2003.



                                                  2005                    2004             2003
                                              --------------         --------------   --------------
Total current assets                          $  29,543,888          $  27,322,651    $  26,143,405
                                              ==============         ==============   ==============

Total assets                                  $  31,538,844          $  29,539,425    $  28,582,603
Total liabilities                                (1,385,591)              (973,228)      (1,070,719)
                                              --------------         -------------    --------------
Partners' capital                             $  30,153,253          $  28,566,197    $  27,511,884
                                              ==============         ==============   ==============

Total revenues                                $  72,978,466          $  69,144,891    $  69,797,608
                                              ==============         ==============   ==============

Net income                                    $  70,763,892          $  66,887,319    $  62,919,777
                                              ==============         ==============   ==============

As of December 31, 2005, 2004 and 2003, the following summarizes the Company's investment in TCA.


                                                  2005                   2004              2003
                                              --------------         --------------   --------------
  Trading Cove Associates -
    equity investment, beginning of year      $  17,052,615          $  16,965,487    $  11,972,338
  Contributions                                         ---                    ---          450,000
  Distributions                                 (32,088,418)           (30,416,503)     (23,976,711)
                                              --------------         --------------   --------------

                                                (15,035,803)           (13,451,016)     (11,554,373)
                                              --------------         --------------   --------------
Income from Trading Cove
  Associates                                     32,881,946             30,943,659       28,959,888
Amortization of interests
  purchased                                        (440,028)              (440,028)        (440,028)
                                              --------------         --------------   --------------
Equity in income of
  Trading Cove Associates                        32,441,918             30,503,631       28,519,860
                                              --------------         --------------   --------------
Trading Cove Associates -
   equity investment, end of year             $  17,406,115          $  17,052,615    $  16,965,487
                                              ==============         ==============   ==============


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

For the years ended December 31, 2005, 2004 and 2003 the Relinquishment Fees earned were $72,964,466, $69,101,491 and $65,099,553, respectively. The amount of Relinquishment Fees reported are based upon Revenues reported to TCA by the Authority.

DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14.0 million development fee (the "Development Fee").

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. The Project Sunburst expansion is complete in terms of the Development Agreement.

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. The Authority has paid TCA $14.0 million as Development Fee payments in accordance with the terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2005, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations. At December 31, 2005, the accrued liability to Kerzner Investments pursuant to the Development Agreement Phase II was approximately $384,000.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, L.L.C. ("Construction"), pursuant to which Construction agreed to provide certain of those services assigned to KIML by TCA pursuant to the Development Services Agreement Phase II. Kerzner Investments assumed the obligation of KIML under the Local Construction Service Agreement.

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

     (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2005, 2004 and 2003, $1,851,397 ($925,698 to Kerzner Investments and
          $925,699  to  affiliates  of the  Company),  $1,869,157  ($934,579  to
          Kerzner Investments and $934,578 to affiliates of the Company) and $1,840,346 ($920,173 to each of Kerzner Investments and affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of December 31, 2005, $0 in capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2005. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2005 was approximately $384,000.

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

    (viii)Eighth, to distribute all excess cash.

On January 26, 2006, TCA made distributions of $1,250,000 pursuant to the fifth priority, $14,262,503 ($7,131,252 to Kerzner Investments and $7,131,251 to the Company) pursuant to the seventh priority and $12,064,928 ($6,032,464 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2006 financial statements.

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


3. BENEFICIAL INTEREST - LEISURE RESORT TECHNOLOGY, INC.:

On January 6, 1998, pursuant to the settlement and release agreement described in Note 7 below, the Company paid $5,000,000 to Leisure Resort Technology, Inc. ("Leisure") and, among other things, Leisure gave up (a) its beneficial interest of 5% in certain fees and excess cash flows, as defined, of TCA and (b) any other claims it may have had against the Company, TCA and TCA's partners and RJH Development Corp. (a former partner of TCA).

On August 6, 1997, Leisure, a former partner of TCA, filed a lawsuit against TCA, Kerzner Investments, RJH Development Corp., the Company and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun by TCA.

In connection with the settlement of all matters related to such suit, pursuant to a settlement and release agreement, the Company agreed to acquire Leisure's interests in TCA. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of TCA's Excess Cash as defined in the TCA Partnership Agreement; instead the Company is entitled to the fees and cash.

On March 18, 1999, the Company paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Company and certain other defendants relating to the settlement and release agreement. For a description of the complaint, see Note 7 to these financial statements.

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at December 31, 2005 and 2004, amounts to $3,651,142 and $3,273,152 respectively.

4. DEFERRED COSTS:

   Deferred costs consist of the following:
                                                December 31, 2005      December 31, 2004
                                                -----------------      -----------------

        Deferred financing costs                  $    3,843,031          $   3,843,031
        Less accumulated amortization                  1,517,388                939,890
                                                -----------------      -----------------
                                                  $    2,325,643          $   2,903,141
                                                =================      =================


Amortization  of  deferred  financing  cost  totaling  $577,498,   $664,918  and
$2,918,310 were expensed for the years ending December 31, 2005, 2004 and 2003, respectively.

The Company's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:

                     Year ending December 31,

                          2006                          $  346,473
                          2007                             346,473
                          2008                             347,423
                          2009                             346,473
                          2010                             346,473
                          Thereafter                       592,328
                                                        ----------
                                                        $2,325,643
                                                        ==========

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                 106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%




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

The fair value of the Company's long term debt at December 31, 2005 and 2004 is estimated to be approximately $137,984,000 and $150,614,000, respectively, based on the market quotations obtained by the Company.

In June 2005, the Financial Accounting Standards Board issued DIG Issue B38, "Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument Through Exercise of an Embedded Put Option or Call Option" ("Issue B38"). As a result of the issuance of Issue B38, effective with periods beginning after December 15, 2005, the Company is required to bifurcate and separately account for the excess cash feature embedded in its 8.625% Senior Notes under the provisions of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is evaluating the impact of this guidance and will adopt the accounting in its first quarter of 2006.

6. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2005, 2004 and 2003.


                                         2005                        2004                     2003
                                     -------------               -------------           -------------

Financial Statement
 net income                          $ 17,606,670                $ 13,923,694            $  3,891,633
Financial statement equity in
 (income) loss of Trading Cove Associates over tax basis equity in (income) loss of
 Trading Cove Associates                   32,859                      16,064              (4,581,809)
Other                                      (2,822)                     (1,981)                  6,124
                                     -------------               -------------           -------------
Federal income tax basis
 net income (loss)                   $ 17,636,707                $ 13,937,777            $   (684,052)
                                     =============               =============           =============


The following is a reconciliation of member's deficiency for financial statement purposes to member's deficiency for federal income tax purposes as of December 31, 2005, 2004 and 2003.




                                               2005                    2004               2003
                                          ----------------        ---------------    ---------------
Financial statement member's
 deficiency                               $   (99,423,755)        $ (109,998,382)    $ (120,906,772)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                     772,027                757,944            837,129
Current year financial
 statement net income (over)
 under federal income tax
 basis net income (loss)                           30,037                 14,083         (4,575,685)
                                          ----------------        ---------------    ---------------
Federal income tax basis
 member's deficiency                      $   (98,621,691)        $ (109,226,355)    $ (124,645,328)
                                          ================        ===============    ===============



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

Fact discovery is completed. On April 15, 2004, the Company and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard arguments on this Motion on June 23, 2004. In an August 4, 2004, Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's complaint. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeal, transferred the appeal to itself. Oral argument was heard on September 21, 2005. On January 23, 2006, the Supreme Court affirmed the trial court's decision granting summary judgement in favor of the Defendants on all of plaintiff's claims. Defendants' counterclaims against plaintiff remain pending.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor, equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2005, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those cost have been provided for in TCA's financial statements at December 31, 2005. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement.

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

At December 31, 2005 TCA has accrued a liability to Kerzner Investments of approximately $384,000, pursuant to the Development Services Agreement Phase II.


EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2005, 2004 and 2003 the Company incurred $1,417,431, $1,217,420 and $900,998, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2005, 2004 and 2003, approximately $42,000 was incurred to the principals and affiliates of the Company as part of TCA's operating expenses. In addition in 2005, 2004 and 2003 TCA incurred approximately $926,000, $935,000 and $920,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2005, 2004 and 2003 was $0, $553 and $6,480
respectively.

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

             Report of Independent Registered Public Accounting Firm



To the Partners of Trading Cove Associates



In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Trading Cove Associates (the "Partnership") at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers, LLP
Hartford, CT
February 28, 2006

                             Trading Cove Associates
                                 Balance Sheets
                           December 31, 2005 and 2004
                           --------------------------

                                                                   2005                    2004
                                                                   ----                    ----
Assets
Current assets
     Cash and cash equivalents                                 $  1,031,290           $    732,886
     Relinquishment fee receivable                               28,510,862             26,589,614
     Other current assets                                             1,736                    151
                                                               ------------           ------------
        Total current assets                                     29,543,888             27,322,651

Deferred costs, net of accumulated amortization
     of $3,504,069 and $3,282,551 at December 31, 2005
     and 2004, respectively                                       1,994,872              2,216,390
Property and equipment, net of accumulated depreciation
     of $2,750 and $14,951 at December 31, 2005
     and 2004, respectively                                              84                    384
                                                               ------------           ------------

        Total assets                                           $ 31,538,844           $ 29,539,425
                                                               ============           ============


Liabilities and Partners' Capital
Current liabilities
     Accounts payable and accrued expenses                     $     83,134           $     93,538
     Subcontracted services payable                                 918,425                465,930
     Estimated contract costs due related
        party                                                       384,032                413,760
                                                               ------------             ----------
        Total current liabilities                                 1,385,591                973,228


Commitments and contingent liabilities

Partners' capital                                                30,153,253             28,566,197
                                                               ------------           ------------

        Total liabilities and partners' capital                $ 31,538,844           $ 29,539,425
                                                               ============           ============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Operations
              For the Years Ended December 31, 2005, 2004 and 2003
              ----------------------------------------------------

                                                                   2005             2004            2003
                                                                   ----             ----            ----

Revenue
      Relinquishment fee                                       $ 72,964,466     $ 69,101,491    $ 65,099,553
      Development services revenue                                   14,000           43,400       4,698,055
                                                               ------------     ------------    ------------

              Total revenues                                     72,978,466       69,144,891      69,797,608
                                                               ------------     ------------    ------------


Expenses
      Subcontract payments to partners and
        their affiliates                                          1,851,397        1,869,157       1,840,346
      Cost of development services revenue                           14,000           43,400       4,662,055
      Amortization and depreciation                                 221,818          222,424         221,818
      General and administrative                                    148,603          130,843         159,653
                                                               ------------     ------------    ------------

              Total expenses                                      2,235,818        2,265,824       6,883,872
                                                               ------------     ------------    ------------

      Interest and dividend income                                   21,244            8,252           6,041
                                                               ------------     ------------    ------------

              Net income                                       $ 70,763,892     $ 66,887,319    $ 62,919,777
                                                               ============     ============    ============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                   Statements  of Changes  in  Partners'  Capital  For the Years
              Ended December 31, 2005, 2004 and 2003
              ----------------------------------------------------

                                                               Kerzner Investments       Waterford
                                                                 Connecticut Inc.      Gaming, L.L.C.        Total
                                                               -------------------     --------------        -----

Partners' capital, January 1, 2003                                $  8,947,764          $  7,697,764     $ 16,645,528

Net income                                                          33,959,889            28,959,888       62,919,777

Contributions                                                          450,000               450,000          900,000

Distributions                                                      (28,976,711)          (23,976,710)     (52,953,421)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2003                                14,380,942            13,130,942       27,511,884

Net income                                                          35,943,660            30,943,659       66,887,319

Distributions                                                      (35,416,503)          (30,416,503)     (65,833,006)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2004                                14,908,099            13,658,098       28,566,197

Net income                                                          37,881,946            32,881,946       70,763,892

Distributions                                                      (37,088,418)          (32,088,418)     (69,176,836)
                                                                  ------------          ------------     ------------

Partners' capital, December 31, 2005                              $ 15,701,627          $ 14,451,626     $ 30,153,253
                                                                  ============          ============     ============


The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003
              ----------------------------------------------------


                                                                       2005                    2004               2003
                                                                       ----                    ----               ----


Cash flows from operating activities
    Net income                                                     $ 70,763,892            $  66,887,319      $ 62,919,777
                                                                   ------------            -------------      ------------

    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                   221,518                  222,124           221,518
         Depreciation                                                       300                      300             3,303
         Loss on disposal of property and equipment                         ---                      ---               743
         Gain on sale of property and equipment                             ---                      ---            (1,750)
         Change in operating assets and liabilities
            Relinquishment fee receivable                            (1,921,248)              (1,250,342)       (1,669,449)
            Development fee receivable                                      ---                      ---            84,000
            Other current assets                                         (1,585)                   5,380            (1,531)
            Accounts payable and accrued expenses                       (10,404)                   4,566           (25,884)
            Subcontracted services payable                              452,495                   (8,837)          474,767
            Estimated contract costs due related party                  (29,728)                 (93,220)       (9,899,359)
                                                                   ------------            -------------      ------------

                   Net cash provided by operating activities         69,475,240               65,767,290        52,106,135
                                                                   ------------            -------------      ------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                            ---                      ---             1,750
                                                                   ------------            -------------      ------------
                   Net cash provided by investing activities                ---                      ---             1,750
                                                                   ------------            -------------      ------------

Cash flows from financing activities
    Distributions                                                   (69,176,836)             (65,833,006)      (52,953,421)
    Partners' contributions                                                 ---                      ---           900,000
                                                                   ------------            -------------      ------------
                   Net cash used in financing activities            (69,176,836)             (65,833,006)      (52,053,421)
                                                                   ------------            -------------      ------------

                   Net change in cash and cash equivalents              298,404                  (65,716)           54,464

Cash and cash equivalents

Beginning of year                                                       732,886                  798,602           744,138
                                                                   ------------            -------------      ------------
End of year                                                        $  1,031,290            $     732,886      $    798,602
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

          (iii) to obtain financing for the initial development of the Mohegan Sun Casino (the "Mohegan Sun");

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

          On February 3, 1995, Leisure entered into an acknowledgement and release agreement to withdraw as a partner of the Partnership and hold its interest in the Partnership as a beneficial interest. On August 6, 1997, Leisure filed a lawsuit against the Partnership, Kerzner Investments, RJH and Waterford Gaming, L.L.C. ("Waterford Gaming") and its owners, claiming breach of contract, breach of fiduciary duties and other matters in connection with the development of the Mohegan Sun. On January 6, 1998, pursuant to the settlement and release agreement described in Note 6 below, Waterford Gaming paid $5,000,000 to Leisure and, among other things, Leisure gave up, (a) its beneficial interest of 5% of certain fees and excess cash flows, as defined, of the Partnership and (b) any other claims it may have had against the Partnership, Kerzner Investments, RJH, Waterford Gaming and its owners. In connection with the settlement of all matters related to such suit, pursuant to the settlement and release agreement, Waterford Gaming agreed to acquire Leisure's interests in the Partnership. As a result of this acquisition, Leisure no longer has the right to 5% of the Organizational and Administrative fee, as defined in the Organizational and Administrative Services Agreement, and 5% of the Partnership's Excess Cash as defined in the Partnership Agreement; instead Waterford Gaming is entitled to such fees and cash. On March 18, 1999, Waterford Gaming paid an additional $2,000,000 to Leisure pursuant to the settlement and release agreement. On January 7, 2000, Leisure filed a complaint against the Partnership and certain other defendants. For a description of the complaint, see Note 6 to these financial statements.

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

The first phase of the Project Sunburst expansion, including the Casino of the Sky, The Shops at Mohegan Sun, and the 10,000-seat Mohegan Sun Arena opened in September 2001. In April 2002, 734 of the approximately 1,200-hotel rooms in the 34-story luxury hotel as well as the meeting and convention space and spa opened. The balance of the approximately 1,200-hotel rooms opened during June 2002. The Project Sunburst expansion is complete in terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, the Partnership pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by the Partnership in connection with the Project Sunburst expansion. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. The Partnership pays the Development Services Fee Phase II, from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. At December 31, 2005 and 2004, the total of the Development Services Fee Phase II and the Partnership's costs related to the development of the Project Sunburst expansion exceeded the development services revenue from the Authority by approximately $15,964,000. This cost overrun has previously been recorded by the Partnership in its statement of operations.

Before KIML assigned the Development Services Agreement Phase II to Kerzner Investments, it entered into the Local Construction Services Agreement (the "Local Construction Services Agreement") with Wolman Construction, LLC ("Construction") pursuant to which Construction agreed to provide certain of those services assigned to KIML by the Partnership pursuant to the Development Services Agreement Phase II. Kerzner Investments assumed the obligations of KIML under the Local Construction Services Agreement. Pursuant to the Local Construction Services Agreement, Kerzner Investments agreed to pay to Construction a fee equal to 20.83% of the Development Services Fee Phase II as and when Kerzner Investments receives payment from the Partnership in accordance with the Development Services Agreement Phase II.

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

In consideration for the termination of such agreements, the Partnership will use its cash to pay the following obligations in the priority set forth below:

          (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay to certain affiliates of Waterford Gaming and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by the Partnership during such year. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2005, 2004 and 2003, $1,851,397, $1,869,157, and $1,840,346,
               respectively, had been incurred by the Partnership in terms of the first priority;

          (ii) Second, to return all capital contributions made by the partners of the Partnership after September 29, 1995. As of December 31, 2005, no capital contributions remained outstanding;

          (iii) Third,  to pay any  accrued  amounts for  obligations  performed
               prior  to  January  1,  2000  under  the  Financing   Arrangement
               Agreement. All such required payments were made during 2000;

          (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement as detailed under the Agreement Relating to Development Services above. No such payments are required or due at December 31, 2005. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2005 was approximately $384,000;

          (v) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006;

          (vi) Sixth, to pay any accrued amounts for obligations performed with respect to periods prior to January 1, 2000 under the Management Services Agreement, the Organizational and Administrative Services Agreement and the Marketing Services Agreement. The final required payments under this priority were made during 2001;

          (vii) Seventh, for the period beginning March 31, 2000 and ending December 31, 2014, to pay each of Kerzner Investments and Waterford Gaming twenty-five percent (25%) of the relinquishment payments as distributions; and

          (viii) Eighth, to distribute all excess cash.

On January 26, 2006, the Partnership made distributions of $1,250,000 pursuant to the fifth priority, $14,262,503 ($7,131,252 to Kerzner Investments and $7,131,251 to Waterford Gaming) pursuant to the seventh priority and $12,064,928 ($6,032,464 to each of Kerzner Investments and Waterford Gaming) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2006 financial statements.

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

2. Significant Accounting Policies

Cash  and  Cash  Equivalents

Cash  and  cash  equivalents  represent  cash  and  short-term,   highly  liquid
investments with maturities of three months or less at the date of purchase.

Relinquishment Fees

Revenue is generated in accordance with the terms of the Relinquishment Agreement and recognized quarterly based upon the Revenues of the Authority, as reported by the Authority to the Partnership.

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

Deferred Costs

Costs associated with acquiring the Management Agreement were amortized on a straight-line basis over the 84-month period of the Management Agreement through March 3, 1999. As a result of the Relinquishment Agreement becoming effective, the remaining balance is being amortized over 189 months beginning March 4, 1999.

Property and Equipment

Office equipment, computer equipment and furniture and fixtures are stated at cost. Depreciation expense is recognized over a 3-year estimated life of the office and computer equipment and over a 5-year estimated life of furniture and fixtures. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $300, $300 and $3,303 of which $-0-, $-0- and $3,003 were included in cost of development services revenue, respectively.

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

3. Deferred Costs

Certain costs borne by the Partnership in connection with obtaining the Management Agreement and the opening of the Mohegan Sun totaling $5,498,941 were capitalized. Amortization commenced upon the opening of the Mohegan Sun. Amortization expense, which is being recorded over 189 months on a straight line basis, for the years ended December 31, 2005, 2004 and 2003 was $221,518, $222,124, and $221,518, respectively.

The Partnership's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:


                 Year Ending December 31,

                        2006                              $  221,518
                        2007                                 221,518
                        2008                                 222,124
                        2009                                 221,518
                        2010                                 221,518
                        Thereafter                           886,676
                                                          -----------
                                                          $1,994,872
                                                          ===========


4. Relinquishment Fees

The Partnership entered into a Relinquishment Agreement with the Authority, which entitles the Partnership to receive a relinquishment fee of 5% of the Revenues generated by the Mohegan Sun including revenue generated by the Project Sunburst Expansion.

For the years ended December 31, 2005, 2004 and 2003, Relinquishment Fees earned were $72,964,466, $69,101,491 and $65,099,553, respectively. The amount of
Relinquishment Fees reported in these financial statements are based upon Revenues reported to the Partnership by the Authority. These amounts were paid by the Authority as follows:

      Date received by the Partnership                              Amount
      --------------------------------                             --------

      April 25, 2005                                            $   8,330,592

      July 25, 2005                                                26,539,416

      October 25, 2005                                              9,583,596

      January 25, 2006                                             28,510,862
                                                                -------------

      Relinquishment Fees earned 2005                           $  72,964,466
                                                                =============



      April 26, 2004                                            $   8,196,363

      July 26, 2004                                                25,150,422

      October 25, 2004                                              9,165,092

      January 25, 2005                                             26,589,614
                                                                -------------

      Relinquishment Fees earned 2004                           $  69,101,491
                                                                =============


      April 25, 2003                                            $   7,433,160

      July 25, 2003                                                23,635,310

      October 27, 2003                                              8,691,811

      January 26, 2004                                             25,339,272
                                                                -------------

      Relinquishment Fees earned 2003                           $  65,099,553
                                                                =============

5. Reconciliation of Financial Statements and Tax Information

                                                              2005              2004              2003
                                                              ----              ----              ----

            Financial statement net income                $ 70,763,892       $ 66,887,319     $ 62,919,777

            Guaranteed payments to partners                (41,482,232)       (39,550,748)     (39,941,567)

            Financial statement depreciation and
            amortization (greater than) less than tax
            basis depreciation and amortization                   (141)               305           (3,028)

            Percentage of completion accounting
            difference                                         (15,783)           (49,505)      (9,236,479)

            Other                                                  885                572           (4,865)
                                                          ------------       ------------     ------------

            Federal income tax basis net income           $ 29,266,621       $ 27,287,943     $ 13,733,838
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

Fact discovery is completed. On April 15, 2004, the Partnership and its co-defendants filed a motion for summary judgment as to all of Leisure's claims. The Court heard argument on this motion on June 23, 2004. In an August 4, 2004 Memorandum of Decision, the Court granted summary judgment for the Defendants as to each of the remaining three counts of the plaintiff's compliant. The plaintiff has appealed this decision. On May 9, 2005, the Supreme Court of Connecticut, without issuing any ruling on the substantive issues raised by plaintiff's appeals, transferred the appeal to itself. Oral argument was heard on September 21, 2005. On January 23, 2006, the Supreme Court affirmed the trial court's decision granting summary judgment in favor of the Defendants on all of plaintiff's claims. Defendant's counterclaims against plaintiff remain pending.

c) REPORTS ON FORM 8-K


(i) Form 8-K filed on November 16, 2005

     Item 8.01

          On November 15, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter and fiscal year ended September 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: November 15, 2005



(ii) Form 8-K filed on December 2, 2005

     Item 8.01

          On December 2, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K/A to supplement the Authority's Current Report on Form 8-K, dated August 28, 2005 and filed on August 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K/A, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: December 2, 2005



(iii)Form 8-K filed on December 12, 2005

     Item 8.01

          On December 9, 2005, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K, for the year ended September 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.

     Date of Report: December 9, 2005



(iv) Form 8-K filed on January 18, 2006

     Item 8.01

          On January 17, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on January 17, 2006, on its website of its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the three months ended December 31, 2005 and the fiscal year ended September 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: January 17, 2006

(v) Form 8-K filed on January 25, 2006

    Item 8.01

          On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure Resort") and defendants Waterford Gaming, LLC, Trading Cove Associates, LMW Investments, Inc., and Slavik Suites, Inc. settled a prior lawsuit brought by Leisure Resort. Leisure Resort is a former beneficial interest holder in Trading Cove Associates, a general partnership of which Waterford Gaming, LLC is a partner. In connection with this settlement, Leisure Resort and Trading Cove Associates, Waterford Gaming LLC, LMW Investments, Inc., and Slavik Suites, Inc. entered into a Settlement and Release. Pursuant to this Settlement and Release, Waterford Gaming, LLC bought out Leisure Resort's beneficial interest in Trading Cove Associates. In its current lawsuit, filed January 7, 2000, Leisure Resort claims in an Amended Complaint dated February 4, 2000, that in connection with the negotiation of this Settlement and Release it was not properly informed of and involved in certain negotiations between Waterford Gaming, LLC, Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, LLC, Len Wolman and Mark Wolman (collectively, the "Defendants") and the Mohegan Tribe of Indians of Connecticut (the "Tribe") regarding a possible extension to the business relationship between Trading Cove Associates and the Tribe. Leisure Resort further alleges that as a result of Defendants' alleged acts, Leisure Resort's assessment of the value of its beneficial interest was affected and it was not able to make a fully-informed decision regarding the execution of the Settlement and Release. Leisure Resort has asserted claims for breach of fiduciary duty, fraudulent non-disclosure, unfair trade practices under Connecticut General Statutes ss. 42-110a et seq., and unjust enrichment.

          By Memorandum of Decision dated October 13, 2000, the Court struck Leisure's cause of action for unfair trade practices, struck Leisure Resort's claim for an accounting, and struck the alter ego allegations in the Complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman, and Mark Wolman.

          On November 15, 2000, the Defendants answered the Complaint. In addition, Waterford Gaming, LLC and Trading Cove Associates asserted counterclaims for breach of the Settlement and Release and Breach of the Implied Covenant of Good Faith against Leisure Resort and its president, Lee Tyrol (the "Counterclaim"). Tyrol was served with the summons and Counterclaim on January 2, 2001.

          By Memorandum of Decision dated June 13, 2001, the Court dismissed the counterclaims against Tyrol. By Memorandum of Decision dated August, 6, 2001, the Court struck the first and second counts of the Complaint against LMW Investments, Inc., Slavik Suites, Inc., Len Wolman, and Mark Wolman.

          Leisure Resort also moved for summary judgment seeking dismissal of the counterclaims in full. This motion for summary judgment was denied on April 14, 2003.

          The Defendants then moved for summary judgment on April 15, 2004, seeking dismissal of Leisure Resort's remaining claims for fraudulent non-disclosure, breach of fiduciary duty, and unjust enrichment. By Memorandum of Decision dated August 4, 2004 ("Order Granting Summary Judgment"), the Court granted the Defendants' motion and dismissed the clams against the Defendants. Leisure Resort filed an appeal of the Court's Order Granting Summary Judgment and the Defendants filed an opposition to that appeal.

          On May 9, 2005, the Connecticut Supreme Court transferred Leisure Resort's appeal of the trial court's grant of summary judgment in favor of the Defendants, to itself. The Connecticut Supreme Court heard oral argument on Leisure Resort's appeal on September 21, 2005. On January 23, 2006, the Supreme Court affirmed the trial court's decision granting summary judgment in favor of the defendants on all of plaintiff's claims. Defendants' counterclaims against Leisure Resort remain pending.

     Date of Report: January 23, 2006

(vi)Form 8-K filed on January 31, 2006

     Item 8.01

          On January 31, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended December 31, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: January 31, 2006



(vii)Form 8-K filed on February 15, 2006

     Item 8.01

          On February 14, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended December 31, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.


     Date of Report: February  14,  2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            WATERFORD GAMING, L.L.C.




Date:  March 27, 2006                       By: /s/ Len Wolman
                                            ------------------------------------
                                            Len Wolman, Chairman of the Board of
                                            Directors, Chief Executive Officer


Date:  March 27, 2006                       By: /s/ Alan Angel
                                            ------------------------------------
                                            Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2006.




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