Form 10-Q
period 2006-03-31
WATERFORD GAMING LLC
filed 2006-05-11
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/06
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2006 (unaudited) and  December 31, 2005                           1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month periods ended March 31, 2006 and 2005 (unaudited)       2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three-month periods ended
March 31, 2006 and 2005 (unaudited)                                         3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three-month periods ended March 31, 2006 and 2005 (unaudited)       4
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      25
Item 4 -- Controls and Procedures                                          26

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                26
Item 2 -- Changes in Securities                                            27
Item 3 -- Defaults upon Senior Securities                                  27
Item 4 -- Submission of Matters to a Vote of Security Holders              27
Item 5 -- Other Information                                                27
Item 6 -- Exhibits and Reports on Form 8-K                                 27
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                March 31, 2006 (Unaudited) and December 31, 2005

                ------------------------------------------------


                                                                                  March 31,        December 31,
                                                                                    2006               2005
                                                                                -------------      ------------
                 ASSETS

Current assets
    Cash and cash equivalents                                                   $   1,717,133      $  4,967,809
    Restricted investments                                                          5,325,586         5,651,711
    Other current assets                                                               86,679            34,104
                                                                                -------------      ------------
       Total current assets                                                         7,129,398        10,653,624


Trading Cove Associates - equity investment                                        12,361,396        17,406,115
Beneficial interest - Leisure Resort Technology, Inc.                               3,312,866         3,406,069
Deferred financing costs, net of accumulated amortization of $1,714,856
       and $1,517,388 at March 31, 2006 and December 31, 2005, respectively         2,128,175         2,325,643
Fixed assets, net of accumulated depreciation of $53,918 at March 31, 2006
       and December 31, 2005                                                              ---               ---
                                                                                -------------      ------------

       Total assets                                                             $  24,931,835      $ 33,791,451
                                                                                =============      ============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                       $     113,731      $    362,871
    Accrued interest on senior notes payable                                          471,826         3,290,335
                                                                                -------------      ------------
       Total current liabilities                                                      585,557         3,653,206

8.625% senior notes payable                                                       123,085,000       129,562,000
                                                                                -------------      ------------

       Total liabilities                                                          123,670,557       133,215,206
                                                                                -------------      ------------

Commitments and contingent liabilities

Member's deficiency                                                               (98,738,722)      (99,423,755)
                                                                                -------------      ------------

       Total liabilities and member's deficiency                                $  24,931,835      $ 33,791,451
                                                                                =============      ============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

               For the three months ended March 31, 2006 and 2005

                                   (Unaudited)
               --------------------------------------------------



                                                      2006                2005
                                               ------------------  ------------------


Expenses
     Interest expense                                $  3,196,075        $  3,439,852
     Salaries - related parties                           311,502             329,077
     General and administrative                            77,972             190,475
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    93,203              93,203
     Amortization on deferred financing costs             197,468             204,697
                                               ------------------  ------------------

             Total expenses                             3,876,220           4,257,304
                                               ------------------  ------------------


     Interest and dividend income                         138,815              67,961
     Equity in income of
        Trading Cove Associates                         8,118,996           7,320,317
                                               ------------------  ------------------

             Net income                              $  4,381,591        $  3,130,974
                                               ==================  ==================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

               For the three months ended March 31, 2006 and 2005

                                   (Unaudited)

             ------------------------------------------------------

For the three months ended March 31, 2006

Balance, January 1, 2006                                    $   (99,423,755)

Distributions                                                    (3,696,558)

Net income                                                        4,381,591
                                                            ---------------

Balance, March 31, 2006                                     $   (98,738,722)
                                                            ===============



For the three months ended March 31, 2005

Balance, January 1, 2005                                    $  (109,998,382)

Distributions                                                    (3,169,955)

Net income                                                        3,130,974
                                                            ---------------

Balance, March 31, 2005                                     $  (110,037,363)
                                                            ===============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

               For the three months ended March 31, 2006 and 2005

                                   (Unaudited)
               --------------------------------------------------


                                                                        2006           2005

                                                                    -------------  -------------
Cash flows from operating activities
    Net income                                                      $   4,381,591  $   3,130,974
    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                     290,671        297,900
         Accretion of discount on restricted investment securities        (56,689)       (31,762)
         Equity in income of Trading Cove Associates                   (8,118,996)    (7,320,317)
         Operating distributions from Trading Cove Associates          13,163,715     12,447,404
         Changes in operating assets and liabilities
            Other current assets                                          (52,575)         1,692
            Accrued expenses and accounts payable                        (249,140)       218,407
            Accrued interest on senior notes payable                   (2,818,509)    (3,056,626)
                                                                    -------------  -------------
                    Net cash provided by
                        operating activities                            6,540,068      5,687,672
                                                                    -------------  -------------

Cash flows from investing activities
    Maturities of restricted investments                                5,682,004      6,122,729
    Purchases of restricted investments                                (5,299,190)    (5,828,148)
                                                                    -------------  -------------
                    Net cash provided by
                        investing activities                              382,814        294,581
                                                                    -------------  -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                         (6,477,000)    (5,600,000)
    Distributions to member                                            (3,696,558)    (3,169,955)
                                                                    -------------  -------------
                    Net cash used in
                        financing activities                          (10,173,558)    (8,769,955)
                                                                    -------------  -------------

                    Net change in cash and cash equivalents            (3,250,676)    (2,787,702)

Cash and cash equivalents

Beginning of period                                                     4,967,809      4,571,752
                                                                    -------------  -------------
End of period                                                       $   1,717,133  $   1,784,050
                                                                    =============  =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                        $   6,014,584  $   6,496,478
                                                                    =============  =============


The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2005 audited financial statements and should be read in conjunction with the Company's 2005 Annual Report for the fiscal year ended December 31, 2005 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 27, 2006. The condensed balance sheet at December 31, 2005, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include only normal and recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2006, and for fair statements of income, of member's deficiency and of cash flows for each of the three-month periods ended March 31, 2006 and 2005. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company, with its wholly-owned subsidiary, Waterford Gaming Finance Corp. ("Finance"), issued $155 Million 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes").

Finance has no activity and maintains only $100 in cash. Therefore, it is not consolidated in the accompanying financial statements of the Company.

Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2006 and 2005, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the three-month periods ended March 31, 2006 and 2005:

                                                2006              2005
                                           -------------     -------------


Total current assets                       $  18,790,087     $  17,303,831
                                           =============     =============
Total assets                               $  20,730,347     $  19,465,909
Total liabilities                               (446,519)         (933,872)
                                           -------------     -------------
Partners' capital                          $  20,283,828     $  18,532,037
                                           =============     =============

Total revenues                             $  17,785,912     $  16,661,184
                                           =============     =============
Net income                                 $  17,708,006     $  16,110,648
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,406,115     $  17,052,615
   Distributions                             (13,163,715)      (12,447,404)
                                           -------------     -------------
                                               4,242,400         4,605,211
                                           -------------     -------------
Income from Trading Cove
  Associates                                   8,229,003         7,430,324
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                      8,118,996         7,320,317
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  12,361,396     $  11,925,528
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2006 and December 31, 2005 amounts to $3,744,345 and $3,651,142, respectively.


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

                                   (Unaudited)

The fair value of the Company's senior notes payable at March 31, 2006 and December 31, 2005 is estimated to be approximately $130,316,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2006, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2006.
The Development Services Fee Phase II is paid in installments- on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement- with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $383,400 at March 31, 2006.

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three-month periods ended March 31, 2006 and 2005, the Company incurred $311,502 and $329,077, respectively, as an expense pursuant to Len Wolman's employment agreement.

                                   (Unaudited)

OTHER RELATED PARTY TRANSACTIONS

For each of the three-month periods ended March 31, 2006 and 2005, approximately $10,500, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the three-month periods ended March 31, 2006 and 2005, TCA incurred approximately $0 and $229,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for each of the three-month periods ended March 31, 2006 and 2005 was $0.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint sought unspecified legal and equitable damages.

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. As a result, only the Defendants' counterclaims remain pending.

                                   (Unaudited)
                                        9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2006, and the related condensed statements of income, of changes in member's deficiency and of cash flows for each of the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2005, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 15, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Hartford, Connecticut
May 5, 2006

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

For the three-month periods ended March 31, 2006 and 2005, total Relinquishment Fees earned by TCA were $17,785,912 and $16,661,184, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2006, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

As of March 31, 2006, the Company has an aggregate long-term senior indebtedness of $123,085,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. As of March 31, 2006, the Authority had a total of approximately $1.261 billion of indebtedness outstanding.

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

(1) operating expenses and to the extent operating expenses are less than $2.0 million annually, payment of the difference to Kerzner Investments and the principals of the Company;

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at March 31, 2006 was approximately $383,400), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Massachusetts, one such group is the Mashpee Wampanoag which received a positive proposed finding in April 2006.

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

The Mohegan Sun's success depends in large part on the continued service of certain key management personnel. The loss of the services of any of the key personnel could have a material adverse effect on the Authority's business, operating results and financial condition which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

In a press release dated April 25, 2006, the Authority announced the resignation of William J. Velardo, Chief Executive Officer of the Authority, effective May 4, 2006. In addition the Authority announced a transition of its executive management, also effective May 4, 2006. Mitchell Grossinger Etess, age 48, will assume the role of Chief Executive Officer of the Authority, while continuing in his current role as President and Chief Executive Officer of Mohegan Sun. Jeffrey E. Hartmann, age 44, will assume the role of Chief Operating Officer of the Authority, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun. Leo M. Chupaska, age 57, will assume the role of Chief Financial Officer of Mohegan Sun, while continuing in his current role as Chief Financial Officer of the Authority.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2006.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 192,089,533     $ 10,616,082    $ 21,232,164     $ 21,232,164   $ 139,009,123
Capital Lease
    Obligations....................                      0                0               0                0               0
Operating Lease
     Obligations ..................                      0                0               0                0               0
Purchase Obligations ..............                      0                0               0                0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                      0                0               0                0               0
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 192,089,533     $ 10,616,082    $ 21,232,164     $ 21,232,164   $ 139,009,123
                                             =============     ============    ============     ============   =============


(1) As of March 31, 2006, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. As of March 31, 2006, $123,085,000 in aggregate principal amount of 8.625% Senior Notes is outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - AMENDED AND RESTATED OMNIBUS TERMINATION AGREEMENT

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

In consideration for the termination of such agreements, TCA agreed to use its cash to pay the following obligations in the priority set forth below:

    (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the three-month periods ended March 31, 2006 and 2005, $0, and $457,015 ($228,507 to Kerzner Investments
          and $228,508 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

    (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of March 31, 2006, no capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2006. The accrued liability to Kerzner Investments with respect to such fee was approximately $383,400 at March 31, 2006.

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

On April 26, 2006, TCA made distributions of $1,250,000 pursuant to the fifth priority, $4,446,478 ($2,223,239 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $3,212,522 ($1,606,261 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be recorded in the second quarter 2006 financial statements.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005

Total expenses for the three months ended March 31, 2006 were $3,876,220 compared with $4,257,304 for the three months ended March 31, 2005. (a) Interest expense decreased by $243,777 and amortization of deferred financing costs decreased by $7,229 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,599,000 and $6,477,000 on September 15, 2005 and March 15, 2006, respectively, (b) salaries-related parties decreased by $17,575 due to (i) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended March 31, 2006 and 2005 incentive compensation was calculated at 0.07% and 0.08%, respectively, of the Revenues of the Mohegan Sun) and (c) general and administrative costs decreased by $112,503 (primarily attributable to (i) a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $126,100 and offset by (i) an increase in SEC filing expense of approximately $2,800, (ii) an increase in payroll taxes of approximately $4,700, and (iii) by an increase in other legal costs of approximately $3,300).

Equity in income of Trading Cove Associates for the three-months ended March 31, 2006 was $8,118,996 compared with $7,320,317 for the three-months ended March 31, 2005. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $70,854.

As a result of the foregoing factors, the Company experienced net income of $4,381,591 for the three-months ended March 31, 2006 compared with net income of $3,130,974 for the three-months ended March 31, 2005.

H- LIQUIDITY AND CAPITAL RESOURCES

The initial capital of the Company consists of the partnership interests in TCA contributed by Slavik Suites, Inc. and LMW Investments, Inc. in forming the Company. In connection with the offering of the $65 million 12.75% Senior Notes due 2003 (the "12.75% Senior Notes"), the Company used approximately $25.1 million to purchase from Kerzner International $19.2 million in principal amount of Authority subordinated notes plus accrued and unpaid interest and subordinated notes fee amounts. In addition, TCA distributed approximately $850,000 in principal amount of Authority subordinated notes to the Company. In addition, the Company used approximately $10.6 million of the proceeds from the 12.75% Senior Notes to purchase RJH Development Corp.'s interests in TCA.

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

In connection with the offering of the $125 million Senior Notes, the Company used approximately $72 million to repurchase the 12.75% Senior Notes, distributed approximately $37 million to its new parent, Waterford Group, and paid the final $2 million to Leisure.

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

Tax distributions totaling approximately $21,262,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004 and 2005 in accordance with the terms of the applicable indentures. On January 10, 2006 and on April 11, 2006, tax distributions of approximately $3,314,000 and $226,000 were made by the Company.

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

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $98,739,000 and $110,037,000 at March 31, 2006 and 2005, respectively.

For the quarters ended March 31, 2006 and 2005, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $6,540,068 and $5,687,672, respectively.

Current assets decreased from $10,653,624 at December 31, 2005 to $7,129,398 at March 31, 2006. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2006 on the 8.625% Senior Notes in the amount of approximately $5,587,000, (ii) by the redemption on March 15, 2006 of 8.625% Senior Notes in the principal amount of $6,477,000, at the redemption price of 106.596% of the principal amount being redeemed, and (iii) by distributions to Waterford Group on January 10, 2006 and March 15, 2006 of approximately $3,314,000 and $382,900, respectively, and offset by approximately $6,540,000 of cash provided by operating activities.

Current liabilities decreased from $3,653,206 at December 31, 2005 to $585,557 at March 31, 2006. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,818,500 (on March 15, 2006 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $5,587,000 was paid) and by a decrease in accrued expenses and accounts payable of approximately $249,100 (primarily attributable to a decrease in the amount due for salaries-related parties of approximately $221,500).

For the three months ended March 31, 2006 and 2005, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $382,814 and $294,581, respectively. The net cash provided by investing activities in 2006 and 2005 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of March 31, 2006 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the three months ended March 31, 2006 and 2005, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $10,173,558 and $8,769,955, respectively. The net cash used in financing activities in 2006 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2006 in the principal amount of $6,477,000, and by distributions to Waterford Group of $3,696,558. The net cash used in financing activities in 2005 was due to the redemption of 8.625% Senior Notes on March 15, 2005 in the principal amount of $5,600,000 and by distributions to Waterford Group of $3,169,955.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2006 and December 31, 2005. The fair value of the Company's long-term debt at March 31, 2006 and December 31, 2005 is estimated to be approximately $130,316,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2006 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 4.74%, and matures September 14, 2006 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants Waterford Gaming, L.L.C., Trading Cove Associates, LMW Investments, Inc., Slavik Suites, Inc., Waterford Group, L.L.C., Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint sought unspecified legal and equitable damages.

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. As a result, only the Defendants' counterclaims remain pending.

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended March 31, 2006.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on April 18, 2006

          Item 8.01

          On April 17, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on April 17, 2006, on it's website of its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the six months ended March 31, 2006 and the fiscal year ended September 30, 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: April 17, 2006


(ii) Form 8-K Filed on April 26, 2006

          Item 8.01

          (i)  On April 26,  2006,  the Mohegan  Tribal  Gaming  Authority  (the
               "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended March 31, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          (ii) On April 26, 2006 the Authority filed a copy of a press release on Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. The press release announced the resignation of William J. Velardo, Chief Executive Officer of the Authority, effective May 4, 2006. In addition the Authority announced a transition of its executive management, also effective May 4, 2006. Mitchell Grossinger Etess, age 48, will assume the role of Chief Executive Officer of the Authority, while continuing in his current role as President and Chief Executive Officer of Mohegan Sun. Jeffrey E. Hartmann, age 44, will assume the role of Chief Operating Officer of the Authority, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun. Leo M. Chupaska, age 57, will assume the role of Chief Financial Officer of Mohegan Sun, while continuing in his current role as Chief Financial Officer of the Authority.

          Date of Report: April 26, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 11, 2006                   By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: May 11, 2006                   By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer