Form 10-Q
period 2006-09-30
WATERFORD GAMING LLC
filed 2006-11-13
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 09/30/06

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
September 30, 2006  and  December 31, 2005 (unaudited)                      1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month and nine-month periods ended
September 30, 2006 and 2005 (unaudited)                                     2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the nine-month periods ended
September 30, 2006 and 2005 (unaudited)                                     3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the nine-month periods ended September 30, 2006 and 2005 (unaudited) 4 Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      25
Item 4 -- Controls and Procedures                                          26

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                26
Item 2 -- Changes in Securities                                            27
Item 3 -- Defaults upon Senior Securities                                  27
Item 4 -- Submission of Matters to a Vote of Security Holders              27
Item 5 -- Other Information                                                27
Item 6 -- Exhibits and Reports on Form 8-K                                 27
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                    September 30, 2006 and December 31, 2005

                                   (Unaudited)
                 -----------------------------------------------


                                                                                September 30,      December 31,
                                                                                     2006              2005
                                                                                -------------      ------------
                  ASSETS


Current assets
    Cash and cash equivalents                                                   $   1,882,739      $  4,967,809
    Restricted investments                                                          5,061,499         5,651,711
    Other current assets                                                               77,627            34,104
                                                                                -------------      ------------
        Total current assets                                                        7,021,865        10,653,624


Trading Cove Associates - equity investment                                        13,193,495        17,406,115
Beneficial interest - Leisure Resort Technology, Inc.                               3,123,353         3,406,069
Deferred financing costs, net of accumulated amortization of $1,976,265
        and $1,517,388 at September 30, 2006 and December 31, 2005, respectively    1,866,766         2,325,643
Fixed assets, net of accumulated depreciation of $53,918 at September 30, 2006
        and December 31, 2005                                                             ---               ---
                                                                                -------------      ------------

        Total assets                                                            $  25,205,479      $ 33,791,451
                                                                                =============      ============


                  LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities

    Accrued expenses and accounts payable                                       $     138,383      $    362,871
    Accrued interest on senior notes payable                                          448,665         3,290,335
                                                                                -------------      ------------
Total current liabilities                                                             587,048         3,653,206

8.625% senior notes payable                                                       117,043,000       129,562,000
                                                                                -------------      ------------

        Total liabilities                                                         117,630,048       133,215,206
                                                                                -------------      ------------

Commitments and contingent liabilities

Member's deficiency                                                               (92,424,569)      (99,423,755)
                                                                                -------------      ------------

        Total liabilities and member's deficiency                               $  25,205,479      $ 33,791,451
                                                                                =============      ============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

         For the three and nine months ended September 30, 2006 and 2005

                                   (Unaudited)
         ---------------------------------------------------------------


                                                    For the             For the              For the             For the
                                                  three months        three months         nine months         nine months
                                                     ended               ended                ended               ended
                                               September 30, 2006  September 30, 2005  September 30, 2006  September 30, 2005
                                               ------------------  ------------------  ------------------  ------------------


Expenses
     Interest expense                          $        2,630,860  $        2,892,947  $        8,053,732  $        8,821,048
     Premium on redemption of 8.625%
        senior notes                                      337,204             369,310             764,427             795,470
     Salaries - related parties                           347,738             368,723             984,213           1,051,642
     General and administrative                            78,419             206,107             244,143             567,518
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    95,274              95,274             282,716             282,716
     Amortization on deferred financing costs             179,351             195,320             458,877             490,131
                                               ------------------  ------------------  ------------------  ------------------

             Total expenses                             3,668,846           4,127,681          10,788,108          12,008,525
                                               ------------------  ------------------  ------------------  ------------------

     Interest and dividend income                         163,424             106,797             401,222             236,578
     Equity in income of
        Trading Cove Associates                         8,714,672           8,560,913          25,430,595          24,206,974
                                               ------------------  ------------------  ------------------  ------------------

         Operating income                      $        5,209,250  $        4,540,029  $       15,043,709  $       12,435,027
                                               ==================  ==================  ==================  ==================

     Other income                                         100,000                   0             100,000                   0
                                               ------------------  ------------------  ------------------  ------------------

         Net Income                            $        5,309,250  $        4,540,029  $       15,143,709  $       12,435,027
                                               ==================  ==================  ==================  ==================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

              For the nine months ended September 30, 2006 and 2005

                                   (Unaudited)

            --------------------------------------------------------

For the nine months ended September 30, 2006

Balance, January 1, 2006                                    $   (99,423,755)

Distributions                                                    (8,144,523)

Net income                                                       15,143,709
                                                            ---------------

Balance, September 30, 2006                                 $   (92,424,569)
                                                            ===============



For the nine months ended September 30, 2005

Balance, January 1, 2005                                    $  (109,998,382)

Distributions                                                    (6,558,654)

Net income                                                       12,435,027
                                                            ---------------

Balance, September 30, 2005                                 $  (104,122,009)
                                                            ================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

              For the nine months ended September 30, 2006 and 2005

                                   (Unaudited)

              -----------------------------------------------------


                                                                         2006           2005
                                                                    -------------  -------------

Cash flows from operating activities
    Net income                                                      $  15,143,709  $  12,435,027
    Adjustments to reconcile net income
       to net cash provided by operating activities
          Amortization                                                    741,593        772,847
          Accretion of discount on restricted investment securities      (184,008)      (120,076)
          Equity in income of Trading Cove Associates                 (25,430,595)   (24,206,974)
          Operating distributions from Trading Cove Associates         29,643,215     28,118,897
          Changes in operating assets and liabilities
             Other current assets                                         (43,523)         9,181
             Accrued expenses and accounts payable                       (224,488)       404,704
             Accrued interest on senior notes payable                  (2,841,670)    (3,078,089)
                                                                    -------------  -------------
                     Net cash provided by
                         operating activities                          16,804,233     14,335,517
                                                                    -------------  -------------

Cash flows from investing activities
    Maturities of restricted investments                               11,126,169     12,045,607
    Purchases of restricted investments                               (10,351,949)   (11,419,711)
                                                                    -------------  -------------
                     Net cash provided by
                         investing activities                             774,220        625,896
                                                                    -------------  -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                        (12,519,000)   (11,199,000)
    Distributions to member                                            (8,144,523)    (6,558,654)
                                                                    -------------  -------------
                     Net cash used in
                         financing activities                         (20,663,523)   (17,757,654)
                                                                    -------------  -------------

                     Net change in cash and cash equivalents           (3,085,070)    (2,796,241)

Cash and cash equivalents

Beginning of period                                                     4,967,809      4,571,752

                                                                    -------------  -------------
End of period                                                       $   1,882,739  $   1,775,511
                                                                    =============  =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                        $  10,895,402  $  11,899,137
                                                                    =============  =============
    Cash paid during the period for
    premium on redemption of 8.625% senior notes                    $     764,427  $     795,470
                                                                    =============  =============



The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2005 audited financial statements and should be read in conjunction with the Company's 2005 Annual Report for the fiscal year ended December 31, 2005 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 27, 2006. The condensed balance sheet at December 31, 2005, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include only normal and recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2006, and for fair statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, and of member's deficiency and of cash flows for each of the nine-month periods ended September 30, 2006 and 2005. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

In June 2003, the Company, with its wholly-owned subsidiary, Waterford Gaming Finance Corp. ("Finance"), issued $155 Million of 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 million of 9.50% Senior Notes due 2010 (the "$125 Million Senior Notes").

Finance has no activity and maintains only $100 in cash. Therefore, it is not consolidated in the accompanying financial statements of the Company.

Note 2.      Trading Cove Associates - Equity Investment:

As of September 30, 2006 and 2005, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the nine-month periods ended September 30, 2006 and 2005:

                                                2006              2005
                                           -------------     -------------


Total current assets                       $  22,404,414     $  20,310,114
                                           =============     =============
Total assets                               $  24,233,603     $  22,360,980
Total liabilities                             (1,845,550)         (958,587)
                                           -------------     -------------
Partners' capital                          $  22,388,053     $  21,402,393
                                           =============     =============

Total revenues                             $  56,908,133     $  54,015,912
                                           =============     =============
Net income                                 $  55,271,231     $  52,823,989
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,406,115     $  17,052,615
   Distributions                             (29,643,215)      (28,118,897)
                                           -------------     -------------
                                             (12,237,100) (11,066,282)
                                           -------------     -------------
Income from Trading Cove
  Associates                                  25,760,616        24,536,995
Amortization of interests
  purchased                                     (330,021)         (330,021)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     25,430,595        24,206,974
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  13,193,495     $  13,140,692
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at September 30, 2006 and December 31, 2005 amounts to $3,933,858 and $3,651,142, respectively.


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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption      Price (expressed as percentage of
                    (approximately)            notes redeemed                                    principal amount being redeemed)
----------------    -------------------        -------------------      --------------------     ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                   108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                     108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                   107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                     107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                   106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                     106.596%
August 1, 2006        $  11,688,000              $ 6,042,000             September 15, 2006                   105.581%

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

The fair value of the Company's senior notes payable at September 30, 2006 and December 31, 2005 is estimated to be approximately $123,773,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At September 30, 2006, all of TCA's costs associated with the Project Sunburst Expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at September 30, 2006. The Development Services Fee Phase II is paid in installments- on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement- with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

TCA's accrued liability to Kerzner Investments with respect to the Development Services Fee Phase II was approximately $382,200 at September 30, 2006.

                                   (Unaudited)

EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive
Officer,  is  the  Company's  designated   representative  to  TCA  under  TCA's
partnership agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman incentive compensation in an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the nine-month periods ended September 30, 2006 and 2005, the Company incurred $984,213 and $1,051,642, respectively, as an expense pursuant to Len Wolman's employment agreement.

OTHER RELATED PARTY TRANSACTIONS

For each of the nine-month periods ended September 30, 2006 and 2005, approximately $31,500, was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the nine-month periods ended September 30, 2006 and 2005, TCA incurred approximately $203,800 and $466,500, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Depreciation expense related to the office space renovation for each of the nine-month periods ended September 30, 2006 and 2005 was $0.

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

                                   (Unaudited)
                                        9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of September 30, 2006, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed statements of changes in member's deficiency and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
November 10, 2006

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

For  the  nine-month   periods  ended   September  30,  2006  and  2005,   total
Relinquishment Fees earned by TCA were $56,908,133 and $54,008,912, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II. Such fee equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At September 30, 2006, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at September 30, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

As of September 30, 2006, the Company has an aggregate long-term senior indebtedness of $117,043,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. As of June 30, 2006, the Authority had a total of approximately $1.23 billion of indebtedness outstanding.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at September 30, 2006 was approximately $382,200), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The Bureau of Indian Affairs issued final revised negative determinations for both tribes. They have each appealed the decisions and an extended judicial process is underway. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe (Gay Head) of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A 2004 state wide referendum in Maine rejected any off-reservation Indian casino gaming.

In Rhode Island, a gaming expansion bill had been approved by the Rhode Island House of Representatives and the Rhode Island Senate. This bill called for a November 2006 voter referendum on a West Warwick casino to be operated by the Narragansett Tribe and an undisclosed partner. On November 7, 2006 the referendum was not approved by the voters of the State of Rhode Island. Also, in Rhode Island, an affiliate of the Company, BLB Investors, LLC purchased the greyhound race track in Lincoln, RI, about 63 miles from the Mohegan Sun. The facility currently operates 3,602 VLTs and the State has agreed to placement of an additional 1,150 devices. The facility is undergoing renovation and all VLTs are scheduled to be operational in the first quarter of 2007. The extent of the impact of the additional devices on revenues at Mohegan Sun is unknown.

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

There have been no changes in the Company's accounting policies in fiscal year 2006.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of September 30, 2006.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 177,612,748     $ 10,094,958    $ 20,189,916     $ 20,189,916   $ 127,137,958
Capital Lease
    Obligations....................                      0                0               0                0               0
Operating Lease
     Obligations ..................                      0                0               0                0               0
Purchase Obligations ..............                      0                0               0                0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                      0                0               0                0               0
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 177,612,748     $ 10,094,958    $ 20,189,916     $ 20,189,916   $ 127,137,958
                                             =============     ============    ============     ============   =============


(1) As of September 30, 2006, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. As of September 30, 2006,
$117,043,000 in aggregate principal amount of 8.625% Senior Notes is outstanding. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any "Company Excess Cash" (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

In consideration for the termination of such agreements, TCA, subject to available cash, will use its cash to pay the following obligations in the priority set forth below:

    (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the nine-month periods ended September 30, 2006 and 2005, $407,555 ($203,778 to Kerzner Investments and $203,777 to affiliates of the company), and $932,972 ($466,486 to each of Kerzner Investments and affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority. As of September 30, 2006 and December 31, 2005, TCA accrued $407,555 and $918,425, respectively, for the first priority.

    (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of September 30, 2006, no capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at September 30, 2006. The accrued liability to Kerzner Investments with respect to such fee was approximately $382,200 at September 30, 2006.

    (v) Fifth, to pay Kerzner Investments an annual amount (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

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

Pursuant to the terms of the Relinquishment Agreement, TCA received the senior relinquishment payment on October 25, 2006. On October 26, 2006, TCA made distributions of $1,250,000 pursuant to the fifth priority, $5,093,544 ($2,546,772 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $3,901,901 ($1,950,951 to Kerzner Investments and $1,950,950, to the Company) pursuant to the eighth priority. Such distributions will be recorded in TCA's fourth quarter 2006 financial statements.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  SEPTEMBER 30, 2006 AND
2005

Total expenses for the three months ended September 30, 2006 were $3,668,846 compared with $4,127,681 for the three months ended September 30, 2005. (a) Interest expense decreased by $262,087 and amortization of deferred financing costs decreased by $15,969 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $6,477,000 and $6,042,000 on March 15, 2006 and September 15, 2006, respectively, (b) premium on redemption of 8.625% senior notes decreased by $32,106 due to a decrease in the redemption prices pursuant to the terms of the 8.625% Senior Notes indenture (redemption prices on
September   15,  2006  and  September  15,  2005  were  105.581%  and  106.596%, respectively) (c)salaries-related parties decreased by $20,985 due to (i) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended September 30, 2006 and 2005 incentive compensation was calculated at 0.07% and 0.08%, respectively, of the Revenues of the Mohegan Sun) and (d) general and administrative costs decreased by $127,688 (primarily attributable to (i) a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER
INFORMATION: Item I -- Legal Proceedings totaling approximately $135,800 and offset by (i) an increase in accounting fees of approximately $6,600).

Equity in income of Trading Cove Associates for the three-months ended September 30, 2006 was $8,714,672 compared with $8,560,913 for the three-months ended September 30, 2005. The Company has included amortization of purchased interests of $110,007 in each quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement. In addition, interest and dividend income increased by $56,627.

As a result of the foregoing factors, the Company experienced net income of $5,309,250 for the three-months ended September 30, 2006 compared with net income of $4,540,029 for the three-months ended September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Total expenses for the nine-months ended September 30, 2006 was $10,788,108 compared with $12,008,525 for the nine-months ended September 30, 2005. Interest expense decreased by $767,316 and amortization on deferred financing costs decreased by $31,254 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $6,477,000 and $6,042,000 on March 15, 2006 and September 15, 2006, respectively, (b) premium on redemption of 8.625% senior notes decreased by $31,043 due to a decrease in the redemption prices pursuant to the terms of the 8.625% Senior Notes indenture (redemption prices on September 15, 2006, March 15, 2006, September 15, 2005 and March 15, 2005 were 105.581%, 106.596%, 106.596% and 107.610%, respectively) (c) salaries-related parties decreased by $67,429 due to (i) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the revenues of the Mohegan Sun (for the nine-months ended September 30, 2006 and 2005 incentive compensation was calculated at 0.07% and 0.08%, respectively, of the revenues of the Mohegan Sun) and (d) general and administrative costs decreased by $323,375 (primarily attritutable to (i) a decrease in legal and other expenses related to the defense of the Leisure litigation, as detailed under Part II -- OTHER INFORMATION: Item I -- Legal Proceedings totaling approximately $357,600 and offset by (i) an increase Commission compliance expense of approximately $9,600).

Equity in income of Trading Cove Associates for the nine-months ended September 30, 2006 was $25,430,595 compared with $24,206,974 for the nine-months ended September 30, 2005. The Company has included amortization of purchased interests of $330,021 in each nine-month period's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income increased by $164,644.

As a result of the foregoing factors, the Company experienced net income of $15,143,709 for the nine-months ended September 30, 2006 compared with net income of $12,435,027 for the nine-months ended September 30, 2005.

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

Tax distributions totaling approximately $21,262,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004 and 2005 in accordance with the terms of the applicable indentures. On January 10, 2006, April 11, 2006, June 12, 2006 and September 11, 2006 tax distributions of approximately $3,314,000, $226,000, $3,703,000 and $121,700, respectively, were made by the Company.

The Company distributed the following amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

                Date of Distribution                    Amount Distributed
               ----------------------                  --------------------
                September 15, 2003                           $98,080

                March 15, 2004                              $349,247

                September 15, 2004                          $249,567

                March 15, 2005                              $294,585

                September 15, 2005                          $336,050

                March 15, 2006                              $382,832

                September 15, 2006                          $397,337

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $92,425,000 and $104,122,000 at September 30, 2006 and 2005, respectively.

For the nine-months ended September 30, 2006 and 2005, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $16,804,233 and $14,335,517, respectively.

Current assets decreased from $10,653,624 at December 31, 2005 to $7,021,865 at September 30, 2006. The decrease was primarily attributable to (i) the scheduled semi-annual payment of interest on March 15, 2006 and September 30, 2006 on the 8.625% Senior Notes in the amounts of approximately $5,587,000 and $5,308,000, respectively, (ii) by the redemption on March 15, 2006 of 8.625% Senior Notes in the principal amount of $6,477,000, at the redemption price of 106.596% of the principal amount being redeemed and by the redemption on September 15, 2006 of 8.625% Senior Notes in the principal amount of $6,042,000 at the redemption price of 105.581% of the principal amount being redeemed, and (iii) by distributions to Waterford Group on January 10, 2006, March 15, 2006, April 11, 2006, June 12, 2006, September 11, 2006 and September 15, 2006 of approximately $3,314,000, $383,000, $226,000, $3,703,000, $122,000 and $397,000, respectively,
and  offset  by   approximately   $16,804,000  of  cash  provided  by  operating
activities.

Current liabilities decreased from $3,653,206 at December 31, 2005 to $587,048 at September 30, 2006. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,842,000 (on September 15, 2006 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $5,308,000 was paid) and by a decrease in accrued expenses and accounts payable of approximately $224,000 (primarily attributable to a decrease in the amount due for salaries-related parties of approximately $218,000).

For the nine-months ended September 30, 2006 and 2005, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $774,220 and $625,896, respectively. The net cash provided by investing activities in 2006 and 2005 was the result of net maturities and purchases of restricted investments.


The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of September 30,
2006 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the nine-months ended September 30, 2006 and 2005, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $20,663,523 and $17,757,654, respectively. The net cash used in financing activities in 2006 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2006 and September 15, 2006 in the principal amounts of $6,477,000 and $6,042,000, respectively, and by distributions to Waterford Group of $8,144,523. The net cash used in financing activities in 2005 was due to the redemption of 8.625% Senior Notes on March 15, 2005 and September 15, 2005 in the principal amounts of $5,600,000 and $5,599,000, respectively, and by distributions to Waterford Group of $6,558,654.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed)
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15,2005                  106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%
August 1, 2006        $  11,688,000              $ 6,042,000             September 15, 2006                 105.581%


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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at September 30, 2006 and December 31, 2005. The fair value of the Company's long-term debt at September 30, 2006 and December 31, 2005 is estimated to be approximately $123,773,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at September 30, 2006 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 5.05%, and matures February 21, 2007 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended September 30, 2006.

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

    (ix) Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on October 17, 2006

          Item 8.01

          On October 16, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on October 16, 2006, on its website its Slot Machine Statistical Report containing statistics relating to slot handle, gross slot win, gross slot hold percentage, slot win contributions and weighted average number of slot machines at Mohegan Sun, on a monthly basis for the fiscal years ended September 30, 2006 and 2005, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

      Date of Report: October 16, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 13, 2006              By: /s/ Len Wolman
                                     Len Wolman, Chief Executive Officer






Date: November 13, 2006              By: /s/ Alan Angel
                                     Alan Angel, Chief Financial Officer