Form 10-K
period 2006-12-31
WATERFORD GAMING LLC
filed 2007-03-21
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Prior to the offering of the Company's $65 Million of 12.75% Senior Notes (the "12.75% SENIOR NOTES"), Slavik and LMW were partners of Trading Cove. In connection with the formation of the Company, Slavik and LMW each contributed to the Company its interests in Trading Cove in exchange for a 66-2/3% and 33-1/3% ownership interest, respectively, of the Company. Upon consummation of the offering of the 12.75% Senior Notes, (i) $6.7 million of the proceeds of such offering were distributed directly to Slavik for the purpose of redeeming certain ownership interests in Slavik, and (ii) $3.3 million of the proceeds were distributed to LMW, which in turn loaned such proceeds to Len and Mark Wolman, as individuals, who used such funds to purchase certain interests in Slavik. The Company used $10.6 million of the proceeds from the offering of the 12.75% Senior Notes to purchase RJH Development Corp.'s ownership interest in Trading Cove. As a result of these transactions (collectively the "REORGANIZATION"), Slavik and LMW owned 67.7967% and 32.2033% of the Company, respectively. The Company is a managing general partner of Trading Cove. As a result of the Reorganization, the only two partners of Trading Cove are the Company and Kerzner Investments Connecticut, Inc. ("KERZNER INVESTMENTS"), formerly Sun Cove Limited.

In connection with the issuance on March 17, 1999 of the $125 Million of 9.50% Senior Notes (the "9.50% SENIOR NOTES"), each of Slavik and LMW contributed their respective interests in the Company concurrently to Waterford Group. Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company, which are as follows:



Slavik Suites, Inc.                         67.7967%
LMW Investments, Inc.                       32.2033%
                                          -----------
                                           100.0000%
                                          ===========


Additional capital contributions may be made to the Company by its sole member, Waterford Group. If it is determined that the Company requires additional funds, such funds may be loaned to the Company by its sole member pursuant to the terms set forth in the LLC Agreement; however, the indenture governing the $155 Million of 8.625% Senior Notes (the "8.625% SENIOR NOTES"), prohibits the Company from incurring additional indebtedness. The LLC Agreement also provides that any disputes which arise under the LLC Agreement and which remain unresolved after 30 days will be settled through arbitration.

LMW, one of the two members of Waterford Group, is a development firm based in southeastern Connecticut. LMW is owned by Len Wolman and Mark Wolman. The other member of Waterford Group, Slavik, is based in Detroit, Michigan. The directors of Slavik are Del J. Lauria, Len Wolman, Mark Wolman and Stephan F. Slavik.

For the fiscal years 2006, 2005 and 2004, the Company had net income of $20,677,628, $17,606,670, and $13,923,694, respectively. At the end of fiscal years 2006, 2005 and 2004, the Company had total assets of $32,893,470, $33,791,451, and $34,490,765, respectively.

As of December 31, 2006, the Company employed one full-time employee and no part-time employees. The Company's employee is not covered by a collective bargaining agreement.

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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                 106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%
August 1, 2006        $  11,688,000              $ 6,042,000             September 15, 2006                 105.581%
February 1, 2007      $  13,892,000              $ 8,377,000               March 15, 2007                   105.581%




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

The fair value of the Company's long term debt at December 31, 2006 and 2005 is estimated to be approximately $123,773,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

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

C. TRADING COVE ASSOCIATES

TCA was organized on July 23, 1993. The primary purpose of TCA has been,

a)   to assist the Tribe in obtaining federal recognition,
b) to negotiate the tribal-state compact with the State of Connecticut on behalf of the Tribe,
c) to obtain financing for the initial development of the Mohegan Sun, d) to negotiate the Amended and Restated Gaming Facility Management Agreement (the "MANAGEMENT AGREEMENT"),
e) to oversee all operations of the Mohegan Sun pursuant to the terms of the Management Agreement until midnight December 31, 1999, and
f)   to participate in the design and development of the Mohegan Sun.

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

D. TRADING COVE ASSOCIATES MATERIAL AGREEMENTS

1 - RELINQUISHMENT AGREEMENT

On February 7, 1998, TCA and the Authority entered into the Relinquishment Agreement (the "RELINQUISHMENT AGREEMENT"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999. On January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

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

A summary of relinquishment payments received by TCA for 2006, 2005 and 2004 is as follows:


                DATE                        SENIOR          JUNIOR          TOTAL
-------------------------------------   -------------   -------------   -------------

April 25, 2006                          $   8,892,956   $          --   $   8,892,956
July 25, 2006                               9,374,022      18,266,979      27,641,001
October 25, 2006                           10,187,088              --      10,187,088
January 25, 2007                            9,675,138      19,862,225      29,537,363
                                        -------------   -------------   -------------
Relinquishment Fees earned for
 the year ended December 31, 2006       $  38,129,204   $  38,129,204   $  76,258,408
                                        =============   =============   =============

April 25, 2005                          $   8,330,592   $          --   $   8,330,592
July 25, 2005                               9,104,412      17,435,004      26,539,416
October 25, 2005                            9,576,524           7,072       9,583,596
January 25, 2006                            9,470,705      19,040,157      28,510,862
                                        -------------   -------------   -------------
Relinquishment Fees earned for
 the year ended December 31, 2005       $  36,482,233   $  36,482,233   $  72,964,466
                                        =============   =============   =============

April 26, 2004                          $   8,196,363   $          --   $   8,196,363
July 26, 2004                               8,477,030      16,673,392      25,150,422
October 25, 2004                            9,165,092              --       9,165,092
January 25, 2005                            8,712,261      17,877,353      26,589,614
                                        -------------   -------------   -------------
Relinquishment Fees earned for
 the year ended December 31, 2004       $  34,550,746   $  34,550,745   $  69,101,491
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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "DEVELOPMENT SERVICES FEE PHASE II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2006, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement described below. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

At December 31, 2006 TCA's accrued liability to Kerzner Investments with respect to such fee was approximately $312,200 pursuant to the Development Service Agreement Phase II.

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

The TCA Partnership Agreement provides that Mr. John Allison will serve as the designated representative of Kerzner Investments in its capacity as managing partner. Mr. Len Wolman serves as the designated representative of the Company.

In the event that a dispute arises under the TCA Partnership Agreement, upon notice by one disputing party to the other, the parties have ten days to resolve the dispute. If the dispute is not resolved in such ten-day period then, in accordance with specific notice procedures set forth in the TCA Partnership Agreement, either party has the right to deliver a buy-out notice to the other to require such party to elect to either (i) sell their partnership interest to the party delivering the notice (at a price and under the terms set forth in such buy-out notice), or (ii) have the other party or its designee purchase the interest of the party giving notice at the buy-out price. In the event that the party receiving the buy-out notice fails to respond, such party is deemed to have agreed to sell its partnership interest to the party delivering such notice at the buy-out price specified therein. See "Risk Factors-Risks Associated with the Buy/Sell Option Under Trading Cove Partnership Agreement".

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

In consideration for the termination of such agreements, TCA, subject to available cash, will pay the following obligations in the priority set forth below:

(i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2006, 2005 and 2004, $817,599 ($408,800 to
Kerzner Investments and $408,799 to affiliates of the Company), $1,851,397 ($925,698 to Kerzner Investments and $925,699 to affiliates of the Company) and $1,869,157 ($934,579 to Kerzner Investments and $934,578 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority. As of December 31, 2006, 2005 and 2004, TCA accrued $410,044, $918,425 and
$465,930, respectively, for the first priority.

(ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of December 31, 2006, no capital contributions remained outstanding.

(iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

(iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2006. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2006 was approximately $312,200.

(v) Fifth, to pay Kerzner Investments an annual amount (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

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

Pursuant to the terms of the Relinquishment Agreement, TCA received the senior and junior relinquishment payment of $29,537,363 on January 25, 2007. On January 26, 2007, TCA made distributions of $1,250,000 pursuant to the fifth priority, $14,768,682 ($7,384,341 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $13,086,274 ($6,543,137 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2007 financial statements.

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

E. THE MOHEGAN TRIBAL GAMING AUTHORITY

The Tribe is a federally recognized Indian tribe with an approximately 507-acre reservation situated in southeastern Connecticut. The Tribe established the Authority on July 15, 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe. Under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"), federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal-land, subject to, among other things, the negotiation of a tribal state compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the "MOHEGAN COMPACT") that has been approved by the U.S. Secretary of the Interior. The Authority is governed by a management board (the "MANAGEMENT BOARD"), which consists of the nine members of the Mohegan Tribal Council (the governing body of the Tribe). Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Management Board.

Under the terms of the Relinquishment Agreement, at midnight December 31, 1999, the Management Agreement terminated. On January 1, 2000 the Tribe assumed day-to-day management of the Mohegan Sun.

The Tribe and the Authority have entered into a land lease ("LEASE") pursuant to which the Tribe is leasing to the Authority the land on which the Mohegan Sun is located (the "SITE"). The Site is part of the Tribe's approximately 507-acre reservation which was acquired and is held in trust for the Tribe by the United States of America with the Tribe retaining perpetual rights to the use of the Site.

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

The gaming and entertainment complex includes the following:

CASINO OF THE EARTH. The Casino of the Earth has approximately 179,500 square feet of gaming space and offers approximately 3,800 slot machines and 195 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, include the Uncas American Indian Grill, a 285-seat full service restaurant and bar, three full-service themed fine dining restaurants with a fourth area featuring cuisine from all three adjacent restaurant themes, a 610-seat buffet, a ten-station food court featuring international and domestic cuisine and multiple service bars, all operated by the Authority, for a total of approximately 1,700 restaurant seats. An approximately 10,000 square foot, 410-seat lounge features live entertainment seven days a week. There is an approximately 11,000 square foot simulcasting race book facility, and four retail shops providing shopping opportunities ranging from Mohegan Sun logo souvenirs to cigars.

CASINO OF THE SKY. The Casino of the Sky has approximately 119,000 square feet of gaming space and offers approximately 2,400 slot machines and 120 table games (including, blackjack, roulette, craps and baccarat). Food and beverage amenities, include two full-service restaurants, two quick-service restaurants, a 24-hour coffee shop, a 320-seat buffet, and five lounges and bars operated by the Authority, as well as four full-service and three quick-service restaurants and a multi-station food court operated by third-parties, for a total of approximately 2,600 restaurant seats, Mohegan After Dark, consisting of a nightclub, a lounge and a pub, which are all operated by a third party, the Mohegan Sun Arena with seating for up to 10,000, a 350-seat cabaret, a child care facility and an arcade-style recreation area operated by a third party, The Shops at Mohegan Sun containing approximately 29 different retail shops, seven of which are owned by the Authority, an approximately 1,200-room luxury hotel, an approximately 20,000 square foot spa operated by a third party and approximately 100,000 square feet of convention space.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,100 employees. In addition, the Authority operates an approximately 4,000 square foot, 20-pump gasoline station and convenience center located adjacent to the Mohegan Sun.

PROJECT HORIZON. On November 16, 2006, the Authority announced plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. This expansion is expected to include a new 1,000-room hotel, including 300 House of Blues-themed hotel rooms and a 7,500-square-foot House of Blues Foundation Room, which will be owned and operated by Mohegan Sun. The hotel is expected to open in two phases- the 700 Mohegan Sun rooms are expected to open in the spring of 2010 and the 300 House of Blues rooms are expected to open in the summer of 2010.

The Authority plans to connect the new hotel tower to the Sky hotel at Mohegan Sun as well as the winter section of the Casino of the Earth with approximately 115,000 square feet of new retail and restaurant space, including a new Japanese restaurant, an American contemporary restaurant and a new family-style Italian restaurant. The new restaurant area is expected to be complemented by approximately 40,000 square feet of new retail space and a 30,000 square-foot recreation lounge featuring bowling and billiards. This expansion also is expected to include a new 1,500 person capacity House of Blues Music Hall and a new 300 seat casual dining House of Blues restaurant. All of these components are scheduled to open in the fall of 2009.

Project Horizon also is expected to expand the amenities offered to the Asian clientele at Mohegan Sun, including a new 5,000-square-foot bus lobby, a 4,000-square-foot "Hong Kong" Street food outlet and 12,000-square-feet of gaming space offering 46 table games such as Baccarat, Sic Bo and Pai Gow Poker. These new Asian gaming amenities in the Casino of the Earth are scheduled to open in the summer of 2007.

A new gaming area that the Authority plans to refer to as the Casino of the Wind also is expected to be developed and located adjacent to the Casino of the Sky. This new area is expected to include approximately 42,000 square feet of gaming space with over 900 slot machines, 10 table games and a specially-themed House of Blues poker room with 45 tables (operated by Mohegan Sun), as well as approximately 20,000-square-feet of new dining and retail amenities. The Casino of the Wind is scheduled to open in the spring of 2008.

With significant construction set to begin in the summer of 2007, Project Horizon is expected to add more than 1.3 million square feet of hotel rooms, gaming space and other new amenities to Mohegan Sun. The total number of slot machines at Mohegan Sun is projected to increase to approximately 7,600 units, complemented by approximately 385 table games in total after the expansion. Project costs are estimated to be incurred as follows: Authority's fiscal year 2007 $134.0 million, Authority's fiscal year 2008 $269.0 million, Authority's fiscal year 2009 $242.0 million and Authority's fiscal year 2010 $95.0 million.

CONNECTICUT SUN

The Authority formed the Mohegan Basketball Club, ("MBC") in January 2003, for the purpose of holding a membership in the Women's National Basketball Association ("WNBA") and owning and operating a professional basketball team in the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

MOHEGAN GOLF

In November 2006, the Authority formed a wholly owned subsidiary, Mohegan Golf, LLC, to purchase, own and operate a golf course in southeast Connecticut. On November 21, 2006, Mohegan Golf, LLC entered into an agreement to purchase assets owned by Pautipaug Country Club, Incorporated, including a golf course and related facilities on land located in Sprague and Franklin, Connecticut, for $4.4 million. Closing of the acquisition is pending the seller's satisfaction of certain conditions.

MOHEGAN SUN AT POCONO DOWNS

On January 25, 2005, the Authority and its wholly owned subsidiary, Mohegan Commercial Ventures PA, LLC, acquired all of the partnership interests in Downs Racing, L.P., or Downs Racing, Mill Creek Land, L.P., Backside, L.P. and Northeast Concessions, L.P., or the Pocono Downs entities, from subsidiaries of Penn National Gaming, Inc. Downs Racing owns the slot machine and harness racing facility known as Mohegan Sun at Pocono Downs located on approximately 400 acres in Plains Township, Pennsylvania as well as five Pennsylvania OTWs located in Carbondale, East Stroudsburg, Erie, Hazleton and Lehigh Valley (Allentown). Harness racing has been conducted at Pocono Downs since 1965. The Lehigh Valley (Allentown) OTW is a 28,000 square-foot facility and is the largest OTW in the Commonwealth of Pennsylvania.

In September 2006, a Conditional Category One Slot Machine License was granted to Downs Racing by the Pennsylvania Gaming Control Board, or the PGCB, for the operation of slot machines at Mohegan Sun at Pocono Downs. The PGCB awarded a permanent Category One slot machine license to Downs Racing on December 20, 2006. This license initially permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs. A minimum of 1,500 slot machines are required to be in operation within 12 months of the issuance of the conditional slot machine license, unless otherwise extended by the PGCB for an additional period not to exceed 24 months. Downs Racing plans to request such an extension from the PGCB as a result of the Phase II development plans described below. Under certain circumstances, Downs Racing may be permitted to install up to a total of 5,000 slot machines at Pocono Downs.

After the satisfaction of certain regulatory conditions and the payment of a one-time slot machine license fee of $50.0 million to the PGCB in October 2006, Downs Racing was the first to offer slot machine gaming in the Commonwealth of Pennsylvania when a Phase I gaming and entertainment facility opened to the public on November 14, 2006. The total cost for development of the Phase I facility is expected to be approximately $72.0 million, exclusive of the $50.0 million one-time slot machine license fee. The two-level casino includes 90,000 square feet of gaming space, operates 24 hours a day, seven days a week and houses approximately 1,100 new slot machines with denominations ranging from one cent to $25. The facility also offers two casino bars, a food court and a retail shop.

A Phase II gaming and entertainment facility at Mohegan Sun at Pocono Downs is planned for development on land adjacent to the existing gaming location. When completed, the combined facility is anticipated to include approximately 2,500 slot machines, a variety of restaurants, a 300 seat buffet, an expanded food court, retail shopping, nightlife venues, additional parking and bus amenities. Construction is expected to commence in the spring of 2007 with a grand opening planned in the summer of 2008. Development of the Phase II facility is anticipated to cost between $140.0 million and $150.0 million.

COWLITZ PROJECT

In July 2004, the Authority formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, one of three members in Salishan-Mohegan LLC, or Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of a casino to be located in Clark County, Washington, or the Cowlitz Project. The proposed casino would be owned by the Cowlitz Indian Tribe. The Mohegan Tribe is also a member of Salishan-Mohegan. Currently, Mohegan Ventures-NW holds a 49.15% membership interest, the Mohegan Tribe holds a 7.85% membership interest and Salishan Company, LLC, or Salishan Company, holds a 43.0% membership interest in Salishan-Mohegan.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Indian Tribe regarding the Cowlitz Project. Under the terms of the development agreement, Salishan-Mohegan administers and oversees the planning, designing, development, construction, and furnishing, as well as providing assistance with the financing, of the Cowlitz Project. The development agreement provides for certain development fees of 3% of total Project Costs, as defined in the development agreement, which are payable to Mohegan Ventures-NW and the Mohegan Tribe through Salishan-Mohegan pursuant to the operating agreement. As of April 2006, Salishan-Mohegan purchased the land to be used as the site for the planned casino, which will be assigned to the Cowlitz Indian Tribe under certain conditions in the development agreement. The management agreement is for a period of seven years commencing with the opening of the planned casino, during which Salishan-Mohegan will manage, operate and maintain the planned casino. The management agreement provides for a management fee of 24% of Net Revenues, as defined in the management agreement, which approximates net income from the Cowlitz Project. Pursuant to the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership percentages. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and the United States Department of the Interior accepting land into trust on behalf of the Cowlitz Indian Tribe. The management agreement is subject to approval by the National Indian Gaming Commission.

On August 4, 2006, the Authority purchased a 5.0% membership interest in Salishan-Mohegan from Mohegan Ventures-NW and sold such 5.0% interest to the Mohegan Tribe for approximately $351,000. Mohegan Ventures-NW now holds a 49.15% interest in Salishan-Mohegan. The Authority designated Mohegan Ventures-NW as a restricted subsidiary under their bank credit facility and certain of the indentures relating to their senior and senior subordinated notes. On August 4, 2006, Mohegan Ventures-NW became a guarantor of the Authority's debt obligations under the bank credit facility and certain of the Authority's senior and senior subordinated notes.

On October 17, 2006, Salishan-Mohegan entered into a $25.0 million revolving loan agreement with Bank of America (the "Salishan Credit Facility"). The obligations of Salishan-Mohegan under the Salishan Credit Facility are guaranteed by the Mohegan Tribe. In exchange for the Mohegan Tribe's guarantee of the Salishan Credit Facility, a 2.85% membership interest in Salishan-Mohegan was transferred from Salishan Company to the Mohegan Tribe on October 17, 2006. Immediately following the execution of the loan agreement, $10.0 million in loan proceeds were used by Salishan-Mohegan to provide a partial repayment of its outstanding loan balance with Mohegan Ventures-NW.

MENOMINEE  PROJECT

In October 2004, the Authority entered into a management agreement with the Menominee Indian Tribe of Wisconsin, and the Menominee Kenosha Gaming Authority. The terms of the management agreement grant to the Authority the exclusive right and obligation to manage, operate and maintain a planned casino and destination resort to be located in Kenosha, Wisconsin, or the Menominee Project, for a period of seven years commencing with the opening of the planned casino, in consideration of a management fee of 13.4% of Net Revenues, as defined in the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission.


The information concerning the Tribe and the Authority has been derived from publicly filed information.


F. CONTACT INFORMATION; INTERNET ADDRESS

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

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation claims against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, two of the four counterclaims remain pending.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders for a vote for the fiscal year ended December 31, 2006.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not applicable. The Company did not sell any of its equity securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA


                                                     FOR THE YEAR ENDED
                           2006             2005            2004            2003            2002
                      --------------   --------------  --------------  --------------  -------------


Total expenses        $  (14,043,076)  $  (15,162,312) $  (16,697,545) $  (24,751,861) $ (13,102,082)

Interest and
  dividend income            524,780          327,064         117,608         123,634        534,012

Equity in income of
  Trading Cove
  Associates              34,095,924       32,441,918      30,503,631      28,519,860     24,601,380

Other income                 100,000              ---             ---             ---            ---

                      --------------   --------------  --------------  --------------  -------------
Net income            $   20,677,628   $   17,606,670  $   13,923,694  $    3,891,633  $  12,033,310
                      ==============   ==============  ==============  ==============  =============


OTHER DATA
 Interest expense     $   10,577,471   $   11,614,728  $   12,575,887  $   11,810,417  $  10,567,007

Premium on redemption
   of 8.625% senior
   notes              $      764,427   $      795,470  $    1,012,200  $      164,910            ---

Premium on redemption
   of 9.50% senior
   notes                         ---              ---             ---  $    7,506,456  $     513,132

 Net change in cash
   and cash
   equivalents        $      577,638   $      396,057  $     (320,320) $      233,470  $   1,087,653




                                                       YEAR-END STATUS
                           2006             2005            2004            2003            2002
                      --------------   --------------  --------------  --------------  -------------


Total current assets  $   10,716,411   $   10,653,624  $   10,750,950  $   11,523,049  $  15,010,697
 Trading Cove
   Associates-equity
   investment             17,361,101       17,406,115      17,052,615      16,965,487     11,972,338
 Beneficial
   Interest-Leisure
   Resort
   Technology, Inc.        3,028,079        3,406,069       3,784,059       4,162,049      4,540,039
 Deferred financing
   costs net of
   accumulated
   amortization            1,787,879        2,325,643       2,903,141       3,568,059      2,643,338
 Fixed assets, net
   of accumulated
   depreciation                  ---              ---             ---             916         11,696
                      --------------   --------------  --------------  --------------  -------------
Total assets          $   32,893,470   $   33,791,451  $   34,490,765  $   36,219,560  $  34,178,108
                      ==============   ==============  ==============  ==============  =============
 Total current
   liabilities        $    3,286,194   $    3,653,206  $    3,728,147  $    4,038,332  $   3,133,192
 9.50% senior
   notes payable                 ---              ---             ---             ---    108,007,000
 8.625% senior
   notes payable         117,043,000      129,562,000     140,761,000     153,088,000            ---

                      --------------   --------------  --------------  --------------  -------------
 Total liabilities    $  120,329,194   $  133,215,206  $  144,489,147  $  157,126,332  $ 111,140,192
                      --------------   --------------  --------------  --------------  -------------
 Member's
   deficiency         $  (87,435,724)  $  (99,423,755) $ (109,998,382) $ (120,906,772) $ (76,962,084)
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

As of December 31, 2006, the Company has an aggregate long-term senior indebtedness of $117,043,000, consisting of the 8.625% Senior Notes. On March 15, 2007, $8,377,000 of principal amount of 8.625% Senior Notes was redeemed at the redemption price of 105.581% of the principal amount being redeemed. The Authority is also highly leveraged. The Authority's total debt was approximately $1.31 billion as of December 31, 2006.

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

For the year ending September 30, 2006, the annual minimum priority distribution to the Mohegan Tribe was $16.3 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index.

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

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less Trading Cove's actual costs relating to the Project Sunburst expansion (Trading Cove's accrued liability to Kerzner Investments with respect to such fee at December 31, 2006 was approximately $312,200), and

(3) a $5.0 million annual payment to Kerzner Investments, payable quarterly until December 31, 2006.

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

On November 18, 2006 the Authority announced plans for an estimated $740.0 million expansion at Mohegan Sun named Project Horizon. For a detailed description of Project Horizon refer to Item 1 BUSINESS F. THE MOHEGAN TRIBAL GAMING AUTHORITY.

8 - COMPETITION FROM OTHER GAMING OPERATIONS -The Mohegan Sun may face significant competition from other persons or entities who may receive approval to engage in gaming in the region.

The gaming industry is highly competitive. The Mohegan Sun currently competes primarily with Foxwoods Resort Casino ("Foxwoods") and, to a lesser extent, with casinos in Atlantic City, New Jersey and upstate New York. Foxwoods is located approximately 10 miles from the Mohegan Sun.

Currently, other than Atlantic City, New Jersey, casino gaming in the Northeastern United States is conducted only by federally recognized Indian tribes operating under federal Indian gaming law. The New York State legislature authorized certain limited machine gaming at several race tracks in the state but not full-scale casino gaming. To date, four separate race tracks operate approximately 10,800 machines, and another track is scheduled to install an additional 5,000 machines sometime in 2007. The legislature also authorized three Indian casinos in the Catskills region of New York (Sullivan and Ulster counties) and three casinos to be operated by the Seneca Nation of Indians in the Niagara/Buffalo area. The Seneca Nation opened a facility in Niagara Falls in late December 2002 and opened another facility in Salamanca, New York, in early May 2004. A third Seneca casino is planned for Buffalo. The State's highest court of appeals affirmed the validity of the New York State statute that governs machine gaming and gaming on Indian lands.

In the Spring of 2005, the former Governor of New York entered into five land claim settlement agreements with five Indian tribes. Because of certain court decisions involving New York tribes, the agreements were allowed to lapse and it is not clear at this time whether the current Governor and the five tribes will revive the agreements that would, among other things, permit gaming by the tribes in the Catskill Region of New York. In the event this is approved and federal legislation is also enacted, then there is the likelihood that significant competition for New York patrons will ensue. The Catskills region is about 185 miles from Mohegan Sun.

The Oneida Indian Nation operates Turning Stone Casino Resort in Verona, New York, approximately 270 miles from the Mohegan Sun. The St. Regis Mohawk Tribe in Hogansburg, New York has entered into a gaming compact with the State of New York to conduct gaming on its reservation near the Canadian border.

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. These include the Historic Eastern Pequot Tribe of Connecticut and the Schaghticoke Tribal Nation of Connecticut. The Bureau of Indian Affairs ("BIA") issued final revised negative determinations for both tribes. The Schaghticoke Tribal Nation has appealed the BIA's decision to federal court and an extensive judicial process is underway. If the Schaghticoke Tribal Nation is successful, then the Historic Eastern Pequot Tribe may also file a judicial appeal. In addition the Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe (Gay Head) of Massachusetts and all four of the tribes in the State of Maine: the Penobscot, Passamaquoddy, Houlton Band and Micmac Tribes continue to explore gaming opportunities. A 2004 state wide referendum in Maine rejected any off-reservation Indian casino gaming.

In Rhode Island, an affiliate of the Company, BLB Investors, LLC purchased the greyhound race track in Lincoln, RI, about 63 miles from the Mohegan Sun. The facility is undergoing renovation and all 4,752 VLTs are scheduled to be operational during 2007.

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Massachusetts, one such group is the Mashpee Wampanoag which received its final positive recognition in February 2007. If the Tribe successfully pursues gaming, this would mean significant competition for the Mohegan Sun.

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

9 - SIGNIFICANT CHANGE IN TRIBAL MANAGEMENT - The loss of any key management member or any significant change in the makeup of the Tribal Council could have a material adverse effect on the Mohegan Sun.

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

10 - HIGHLY REGULATED INDUSTRY - Changes in the law could have a material adverse effect on the Authority's ability to conduct gaming.

Gaming on the Mohegan Tribe's reservation is extensively regulated by federal, state and tribal regulatory bodies, including the National Indian Gaming Commission and agencies of the State of Connecticut (for example, the Division of Special Revenue, the State Police and the Department of Liquor Control). As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that the Authority can conduct and the revenues they realize. Congress has regulatory authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. Currently, the operation of all gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988. For the past several years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with the Indian Gaming Regulatory Act. However, none of the substantive proposed adverse amendments to the Indian Gaming Regulatory Act have proceeded to final passage by the Congress.

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

11 - POSSIBLE ENVIRONMENTAL LIABILITIES - Risks of material environmental liability may exist as a result of possibly incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.

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

12 - TAXATION OF INDIAN GAMING - A change in the Authority's current tax-exempt status could have a material adverse effect on the Authority's ability to make capital improvements and repay its indebtedness.

Based on current interpretations of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Mohegan Tribe nor the Authority is a taxable entity for purposes of federal income taxation. There can be no assurance that Congress will not reverse or modify the non-tax status of Indian Tribes.

Efforts were made in Congress in the mid-1990s to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House bill which would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. This legislation was not enacted. However, tax reform is being considered by the Congress, and if enacted, legislation in this area could materially and adversely affect the Authority's ability to make capital improvements and repay its indebtedness which, in turn, would have a material adverse effect on the Company's ability to meet its obligations under the 8.625% Senior Notes.

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

The following is a review of the more significant accounting policies and methods used by the Company:

1 - CONCENTRATION OF CREDIT RISK - The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and the related Relinquishment Fees paid and expected to be paid by the Authority.

2 - EQUITY INVESTMENTS - The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for its 12.50% interest in TCA. This amount is amortized on a straight line basis over a 189 month period. The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions relies upon the fees earned and cash received by TCA pursuant to the Relinquishment Agreement with the Authority. Distributions are recognized when received.

D - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of December 31, 2006.


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
                                             =============     ============    ============     ============   =============


(1) As of December 31, 2006, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. As of March 15, 2007, $108,666,000 in aggregate principal amount of 8.625% Senior Notes is outstanding. At December 31, 2006, the Company had an aggregate long-term senior indebtedness of $117,043,000. On March 15, 2007, $8,377,000 of principal amount of 8.625% Senior
Notes was redeemed at the redemption price of 105.581% of the principal amount being redeemed. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any Company Excess Cash (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

2 - PAYMENTS OF DISTRIBUTIONS ON THE COMPANY'S PARTNERSHIP INTEREST IN TCA

On April 26, 2006, on July 26, 2006, on October 26, 2006 and on January 26, 2007, the Company received $3,829,500, $12,650,000, $4,497,722 and $13,927,478,
respectively, from TCA as distributions, which represents the Company's share under the Amended and Restated Omnibus Termination Agreement of approximately $76,258,000 in Relinquishment Fees earned by TCA pursuant to the Relinquishment Agreement for the year January 1 through December 31, 2006.

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

F - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Total expenses for the twelve months ended December 31, 2006 were $14,043,076 compared with $15,162,312 for the twelve months ended December 31, 2005. (a) Interest expense decreased by $1,037,257 and amortization on deferred financing costs decreased by $39,734 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $6,477,000 and $6,042,000 on March 15, 2006 and September 15, 2006, respectively, (b) premium on redemption of 8.625% senior notes decreased by $31,043 due to a decrease in the redemption prices pursuant to the terms of the 8.625% Senior Notes indenture (redemption prices on September 15, 2006, March 15, 2006, September 15, 2005 and March 15, 2005 were 105.581%, 106.596%, 106.596% and 107.610%, respectively), (c) salary-related party increased by $52,703 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for each of the years ended December 31, 2006 and 2005 incentive compensation was calculated at 0.08% of the Revenues of the Mohegan
Sun) and (d) general and administrative costs decreased by $63,905 (primarily attributable to (i) a decrease in legal and other expenses related to the defense of the Leisure litigation, as described in PART I: Item 3 LEGAL
PROCEEDINGS, of approximately $109,000 and offset by (i) an increase in Commission compliance expense of approximately $12,000, (ii) an increase in other legal expenses of approximately $11,000 and (iii) by an increase in accounting fees of approximately $8,000).

Equity in income of Trading Cove Associates for the year ended December 31, 2006 was $34,095,924 compared with $32,441,918 for the year ended December 31, 2005. The Company has included amortization of purchased interests of $440,028 in each twelve-month period's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement. In addition, interest and dividend income increased by $197,716.

As a result of the foregoing factors, the Company experienced net income of $20,677,628 for the year ended December 31, 2006 compared with net income of $17,606,670 for the year ended December 31, 2005.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Total expenses for the twelve months ended December 31, 2005 were $15,162,312 compared with $16,697,545 for the twelve months ended December 31, 2004. (a) Interest expense decreased by $961,159 and amortization on deferred financing costs decreased by $87,420 due primarily to the redemption of the 8.625% Senior Notes in the principal amounts of $5,600,000 and $5,599,000 on March 15, 2005 and September 15, 2005, respectively, (b) premium on redemption of 8.625% senior notes decreased by $216,730 due to a decrease in the redemption prices pursuant to the terms of the 8.625% Senior Notes indenture (redemption prices on September 15, 2005, March 15, 2005, September 15, 2004 and March 15, 2004 were 106.596%, 107.610%, 107.610% and 108.625%, respectively), (c) salary-related party increased by $200,011 due to (i) the increase in Revenues of the Mohegan Sun and (ii) effective January 1, 2004 the incentive compensation in terms of Mr. Len Wolman's employment agreement changed from a fixed 0.05% of the Revenues of the Mohegan Sun to an amount that ranges from 0.00% to 0.10% of the revenues of the Mohegan Sun (for the years ended December 31, 2005 and 2004 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun) and (d) general and administrative costs decreased by $469,019 (primarily attributable to a decrease in legal and other expenses related to the defense of the Leisure litigation as described in PART I: Item 3 LEGAL PROCEEDINGS, of approximately $470,200).

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

Tax distributions totaling approximately $29,171,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006 in accordance with the terms of the applicable indentures. On January 10, 2007 a tax distribution of approximately $3,816,000 was made by the Company.

The Company distributed the following amounts to Waterford Group in accordance with the terms of the 8.625% Senior Notes Indenture.

                Date of Distribution                    Amount Distributed
               ----------------------                  --------------------
                September 15, 2003                           $98,080

                March 15, 2004                              $349,247

                September 15, 2004                          $249,567

                March 15, 2005                              $294,585

                September 15, 2005                          $336,050

                March 15, 2006                              $382,832

                September 15, 2006                          $397,337

                March 15, 2007                              $493,089

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $87,436,000 and $99,424,000 at December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, net cash provided by operating activities (as shown in the Statements of Cash Flows) was $21,016,864 and $18,003,528, respectively.

Current assets increased from $10,653,624 at December 31, 2005 to $10,716,411 at December 31, 2006. The increase was primarily attributable to (i) approximately $21,017,000 of cash provided by operating activities and offset by (ii) the scheduled semi-annual payment of interest on March 15, 2006 and September 15, 2006 on the 8.625% Senior Notes in the amounts of approximately $5,587,000 and $5,308,000, respectively, (iii) by the redemption on March 15, 2006 of 8.625% Senior Notes in the principal amount of $6,477,000, at the redemption price of 106.596% of the principal amount being redeemed, (iv) by the redemption on September 15, 2006 of 8.625% Senior Notes in the principal amount of $6,042,000, at the redemption price of 105.581% of the principal amount being redeemed, (v) by distributions to Waterford Group on March 15, 2006 and September 15, 2006 of approximately $383,000 and $397,000, respectively and (vi) by tax distributions to Waterford Group on January 10, 2006, April 11, 2006, June 12, 2006, September 11, 2006 and December 27, 2006, of approximately $3,314,000, $226,000,
$3,703,000, $122,000 and $545,000, respectively.

Current liabilities decreased from $3,653,206 at December 31, 2005 to $3,286,194 at December 31, 2006. The decrease was primarily attributable to (i) a decrease in accrued interest on senior notes payable of approximately $318,000 (during the year 2006, 8.625% senior notes in the principal amount of $12,519,000 were redeemed) and by (ii) a decrease in accrued expenses and accounts payable of approximately $49,000 primarily attributable to (a) a decrease in amount due for salary-related party of approximately $53,000, (b) a decrease in legal and other expenses related to the defense of the Leisure Litigation, as detailed under
PART I: Item 3 LEGAL PROCEEDINGS, of approximately $11,000 and offset by (c) an increase in amounts due for accounting services of approximately $15,000.

For the years ended December 31, 2006 and 2005 net cash provided by investing activities (as shown in the Statements of Cash Flows) was $769,371 and $623,572, respectively. The net cash provided by investing activities in 2006 and 2005 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of December 31, 2006 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the twelve months ended December 31, 2006 and 2005, net cash used in financing activities (as shown in the Statements of Cash Flows) was $21,208,597 and $18,231,043, respectively. The net cash used in financing activities in 2006 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2006 and September 15, 2006 in the principal amounts of $6,477,000 and $6,042,000, respectively, and by distributions to Waterford Group of $8,689,597. The net cash used in financing activities in 2005 was primarily the result of the redemption of the 8.625% Senior Notes on March 15, 2005 and September 15, 2005 in the principal amounts of $5,600,000 and $5,599,000, respectively, and by distributions to Waterford Group of $7,032,043.


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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15,2005                  106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%
August 1, 2006        $  11,688,000              $ 6,042,000             September 15, 2006                 105.581%
February 1, 2007      $  13,892,000              $ 8,377,000               March 15, 2007                   105.581%



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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at December 31, 2006 and 2005. The fair value of the Company's long-term debt at December 31, 2006 and 2005 is estimated to be approximately $123,773,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at December 31, 2006 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 5.05% and matured February 21, 2007 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing, and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

NAME                       AGE                     POSITION
----                       ---                     --------
Len Wolman                 52            Chairman of the Board and Chief
                                         Executive Officer
Alan Angel                 50            Chief Financial Officer
Del J. Lauria              58            Director and Secretary
Mark Wolman                49            Director
Stephan F. Slavik          60            Director
Richard Slavik             56            Vice President


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

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Directors and the named Executive Officers of the Company.


NAME                      YEAR ENDED                SALARY
----                      ----------                ------
Len Wolman (i)               2006               $   1,470,134
                             2005               $   1,417,431
                             2004               $   1,217,420

Del Lauria                   2006               $        -
                             2005               $        -
                             2004               $        -

Stephan F. Slavik            2006               $        -
                             2005               $        -
                             2004               $        -

Mark Wolman                  2006               $        -
                             2005               $        -
                             2004               $        -

Alan Angel (ii)              2006               $        -
                             2005               $        -
                             2004               $        -

Richard Slavik               2006               $        -
                             2005               $        -
                             2004               $        -

(i) As detailed in Item 13, Len Wolman has an employment contract with the Company. For the years ended December 31, 2006, 2005 and 2004, $1,470,134, $1,417,431, and $1,217,420, respectively, was incurred by the Company pursuant to the employment contract. Len Wolman's employment contract was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795) as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

(ii) On November 22, 2006, the Company entered into a deferred compensation agreement with Alan Angel, the Company's Chief Financial Officer. The deferred compensation agreement provides that for each quarter beginning with the quarter ending September 30, 2012, the Company agrees to pay to Mr. Angel on each payment date (as defined in the agreement) 5% of: (a) amounts received by the Company during the quarter from each and every source; minus (b) debts and obligations actually incurred by the Company or Finance during the quarter in the ordinary course of their respective businesses, not including bonuses or any other form of compensation paid by the Company or Finance to their respective officers, directors, shareholders, or partners, other than compensation paid to Len Wolman under his employment agreement with the Company. Payments under the deferred compensation agreement are subject to other terms and conditions, including employment and vesting provisions (as defined in the agreement). A copy of the deferred compensation agreement has been filed as an exhibit to this Form 10K.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company's sole member is Waterford Group, L.L.C.

The following table sets forth the beneficial ownership interest in Waterford Group, L.L.C.


NAME OF                                                         % OWNERSHIP
BENEFICIAL OWNER                                              IN THE COMPANY
----------------                                              --------------
LMW Investments, Inc. (i).................................        32.2033%
Slavik Suites, Inc. (ii)..................................        67.7967%
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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, which equals 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2006 all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

At December 31, 2006 the accrued liability to Kerzner Investments pursuant to the Development Services Agreement Phase II was approximately $312,200.

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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement, which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2006, 2005 and 2004, the Company incurred $1,470,134, $1,417,431, $1,217,420, respectively, as an expense pursuant to Len Wolman's employment agreement.

                        OTHER RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2006, 2005, and 2004 approximately $42,000 was incurred to an affiliate of the Company as part of TCA's operating expenses. In addition, in 2006, 2005 and 2004 TCA incurred approximately $409,000, $926,000, and $935,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Business - Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2006, 2005 and 2004 was $0, $0, and $553, respectively.

Waterford Group, Slavik Suites, Inc. and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in Southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

For the year ended December 31, 2006

Audit fees                                              $  52,500
Tax fees                                                    1,000
All other fees
     Excess cash certification                              3,000

                                                        ---------
 Total                                                  $  56,500
                                                        =========

For the year ended December 31, 2005

Audit fees                                              $  47,250
Tax fees                                                      750
All other fees
    Excess cash certification                               3,000
                                                        ---------
 Total                                                  $  51,000
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

                 10.4         First Amendment to Amended and Restated
                              Partnership Agreement of Trading Cove Associates,
                              dated as of October 22, 1996, among Sun Cove
                              Limited, Slavik Suites, Inc., RJH Development
                              Corp., LMW Investments, Inc. and Waterford Gaming,
                              L.L.C. (i)
                 10.5         Purchase Agreement, dated as of March 10, 1999,
                              among Waterford Gaming, L.L.C., Waterford Gaming
                              Finance Corp., Bear, Stearns & Co., Inc., Merrill
                              Lynch, Pierce, Fenner and Smith Inc. and Salomon
                              Smith Barney. (vi)
                 10.5.1       Agreement with Respect to Redemption or Repurchase
                              of Subordinated Notes, dated September 10,
                              1997 (ii)
                 10.6         Amended and Restated Limited Liability Company
                              Agreement of Waterford Gaming, L.L.C., dated as of
                              March 17, 1999 by Waterford Group, L.L.C.  (vi)
                 10.7         Note Purchase Agreement, dated as of October 19,
                              1996, among Sun International Hotels Limited,
                              Waterford Gaming, L.L.C. and Trading Cove
                              Associates. (i)
                 10.8         Note Purchase Agreement, dated as of September 29,
                              1995, between the Mohegan Tribal Gaming Authority
                              and Sun International Hotels Limited relating to
                              the Subordinated Notes. (i)
                 10.9         Management Agreement, dated as of July 28, 1994,
                              between the Mohegan Tribe of Indians of
                              Connecticut and Trading Cove Associates. (i)
                 10.10        Management Services Agreement, dated September 10,
                              1997. (ii)
                 10.11        Development Services Agreement, dated September
                              10, 1997. (ii)
                 10.12        Subdevelopment Services Agreement, dated September
                              10, 1997. (ii)
                 10.13        Completion Guarantee and Investment Banking and
                              Financing Arrangement Fee Agreement, dated
                              September 10, 1997. (ii)
                 10.14        Settlement and Release Agreement, dated January 6,
                              1998, by and among Leisure Resort Technology,
                              Inc., Lee R. Tyrol, Trading Cove Associates,
                              Slavik Suites, Inc., LMW Investments, Inc., RJH
                              Development Corp., Waterford Gaming, L.L.C. and
                              Sun Cove Limited. (iii)
                 10.15        Waiver and Acknowledgment of Noteholder. (iv)
                 10.16        Relinquishment Agreement, dated February 7, 1998,
                              between the Mohegan Tribal Gaming Authority and
                              Trading Cove Associates.  (v)
                 10.17        Development Services Agreement, dated February 7,
                              1998, between the Mohegan Tribal Gaming Authority
                              and Trading Cove Associates.  (v)
                 10.18        Agreement, dated September 28, 1998, by and among,
                              Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                              Investments, Inc., Len Wolman, Mark Wolman,
                              Stephan F. Slavik, Sr. and Del J. Lauria (Len
                              Wolman's Employment Agreement).  (v)
                 10.19        Agreement Relating to Development Services, dated
                              as of February 9, 1998, between Trading Cove
                              Associates and Sun International Management
                              Limited.  (vi)
                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement,  dated as of the 3rd day
                              of March  1999,  by and among the  Mohegan  Tribal
                              Gaming Authority and First Union National Bank, as
                              Defeasance Agent. (vi)
                 10.22        Deferred  Compensation  Agreement,  dated November
                              22, 2006 between Waterford Gaming, LLC and
                              Alan Angel (ix)
                 21.1         Subsidiaries of Waterford Gaming,
                              L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 31           Certifications.  (ix)

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

    (ix) Filed herewith.

b) FINANCIAL STATEMENTS SCHEDULES



INDEX TO FINANCIAL STATEMENTS


WATERFORD GAMING, L.L.C.
Report of Independent Registered Public Accounting Firm         F-1
Financial Statements:
Balance Sheets as of December 31, 2006 and 2005                 F-2
Statements of Income for the years ended
        December 31, 2006, 2005 and 2004                        F-3
Statements of Changes in Member's Deficiency for the
        years ended December 31, 2006, 2005 and 2004            F-4
Statements of Cash Flows for the years ended
        December 31, 2006, 2005 and 2004                        F-5
Notes to Financial Statements                                   F-6

TRADING COVE ASSOCIATES
Report of Independent Registered Public Accounting Firm         F-18
Financial Statements:
Balance Sheets as of December 31, 2006 and 2005                 F-19
Statements of Operations for the years ended
        December 31, 2006, 2005 and 2004                        F-20
Statements of Changes in Partners' Capital
        for the years ended
        December 31, 2006, 2005 and 2004                        F-21
Statements of Cash Flows for the years ended
        December 31, 2006, 2005 and 2004                        F-22
Notes to Financial Statements                                   F-23

               REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

In our opinion, the accompanying balance sheets and the related statements of income, of changes in member's deficiency and of cash flows present fairly, in all material respects, the financial position of Waterford Gaming, L.L.C. (the "Company") at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, LLP
Hartford, CT
March 19, 2007

                            Waterford Gaming, L.L.C.

                                 Balance Sheets

                           December 31, 2006 and 2005

                        ---------------------------------


                                                                                        2006                     2005
                                                                                  ---------------           ---------------

                 ASSETS

Current assets
    Cash and cash equivalents                                                     $    5,545,447            $    4,967,809
    Restricted investments                                                             5,127,232                 5,651,711
    Other current assets                                                                  43,732                    34,104
                                                                                  ---------------           ---------------
       Total current assets                                                           10,716,411                10,653,624

Trading Cove Associates - equity investment                                           17,361,101                17,406,115
Beneficial interest - Leisure Resort Technology, Inc.                                  3,028,079                 3,406,069
Deferred financing costs, net of accumulated amortization of $2,055,152
       and $1,517,388 at December 31, 2006 and 2005, respectively                      1,787,879                 2,325,643
                                                                                  ---------------           ---------------

       Total assets                                                               $   32,893,470            $   33,791,451
                                                                                  ===============           ===============


                 LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                         $      313,789            $      362,871
    Accrued interest on senior notes payable                                           2,972,405                 3,290,335
                                                                                  ---------------           ---------------
       Total current liabilities                                                       3,286,194                 3,653,206

8.625% senior notes payable                                                          117,043,000               129,562,000
                                                                                  ---------------           ---------------

       Total liabilities                                                             120,329,194               133,215,206
                                                                                  ---------------           ---------------

Commitments and contingent liabilities

Member's deficiency                                                                  (87,435,724)              (99,423,755)
                                                                                  ---------------           ---------------

       Total liabilities and member's deficiency                                  $   32,893,470            $   33,791,451
                                                                                  ===============           ===============


The accompanying notes are an integral part of these financial statements.



                                       F-2

                            Waterford Gaming, L.L.C.

                              Statements of Income

              For the years ended December 31, 2006, 2005 and 2004


            ---------------------------------------------------------





                                                                    2006                     2005                   2004
                                                                -------------           -------------          -------------
Expenses
      Interest expense                                          $ 10,577,471            $ 11,614,728           $ 12,575,887
      Premium on redemption of 8.625% senior notes                   764,427                 795,470              1,012,200
      Salary - related party                                       1,470,134               1,417,431              1,217,420
      General and administrative                                     315,290                 379,195                848,214
      Amortization of beneficial interest -
         Leisure Resort Technology, Inc.                             377,990                 377,990                377,990
      Amortization on deferred financing costs                       537,764                 577,498                664,918
      Depreciation                                                       ---                     ---                    916
                                                                -------------           -------------          -------------

              Total expenses                                      14,043,076              15,162,312             16,697,545
                                                                -------------           -------------          -------------


      Interest and dividend income                                   524,780                 327,064                117,608
      Equity in income of
         Trading Cove Associates                                  34,095,924              32,441,918             30,503,631
                                                                -------------           -------------          -------------

              Operating income                                    20,577,628              17,606,670             13,923,694
                                                                -------------           -------------          -------------

      Other income                                                   100,000                     ---                    ---
                                                                -------------           -------------          -------------

              Net income                                        $ 20,677,628            $ 17,606,670           $ 13,923,694
                                                                =============           =============          =============


The accompanying notes are an integral part of these financial statements.




                            Waterford Gaming, L.L.C.

                  Statements of Changes in Member's Deficiency

              For the years ended December 31, 2006, 2005 and 2004


           ----------------------------------------------------------

Balance, January 1, 2004                                      $ (120,906,772)

Distributions                                                     (3,015,304)

Net income                                                        13,923,694
                                                              ---------------

Balance, December 31, 2004                                      (109,998,382)

Distributions                                                     (7,032,043)

Net income                                                        17,606,670
                                                              ---------------

Balance, December 31, 2005                                       (99,423,755)

Distributions                                                     (8,689,597)

Net income                                                        20,677,628
                                                              ---------------

Balance, December 31, 2006                                    $  (87,435,724)
                                                              ===============



The accompanying notes are an integral part of these financial statements.



                            Waterford Gaming, L.L.C.

                            Statements of Cash Flows

              For the years ended December 31, 2006, 2005 and 2004


            --------------------------------------------------------

                                                                               2006              2005             2004
                                                                           -------------     -------------    -------------

Cash flows from operating activities
    Net income                                                             $ 20,677,628      $ 17,606,670     $ 13,923,694
    Adjustments to reconcile net income
       to net cash provided by operating activities
         Amortization                                                           915,754           955,488        1,042,908
         Depreciation                                                               ---               ---              916
         Accretion of discount on restricted investment securities             (244,892)         (170,648)         (77,503)
         Equity in income of Trading Cove Associates                        (34,095,924)      (32,441,918)     (30,503,631)
         Operating distributions from Trading Cove Associates                34,140,938        32,088,418       30,416,503
         Changes in operating assets and liabilities
            Other current assets                                                 (9,628)           40,459          (67,311)
            Accrued expenses and accounts payable                               (49,082)          209,467            2,869
            Accrued interest on senior notes payable                           (317,930)         (284,408)        (313,054)
                                                                           -------------     -------------    -------------
                   Net cash provided by
                       operating activities                                  21,016,864        18,003,528       14,425,391
                                                                           -------------     -------------    -------------

Cash flows from investing activities
    Maturities of restricted investments                                     11,126,169        12,045,607       12,955,088
    Purchases of restricted investments                                     (10,356,798)      (11,422,035)     (12,358,495)
                                                                           -------------     -------------    -------------
                   Net cash provided by
                       investing activities                                     769,371           623,572          596,593
                                                                           -------------     -------------    -------------

Cash flows from financing activities
    Redemption of  8.625% senior notes payable                              (12,519,000)      (11,199,000)     (12,327,000)
    Distributions to member                                                  (8,689,597)       (7,032,043)      (3,015,304)
                                                                           -------------     -------------    -------------
                   Net cash used in
                       financing activities                                 (21,208,597)      (18,231,043)     (15,342,304)
                                                                           -------------     -------------    -------------

                   Net change in cash and cash equivalents                      577,638           396,057         (320,320)

Cash and cash equivalents

Beginning of year                                                             4,967,809         4,571,752        4,892,072
                                                                           -------------     -------------    -------------

End of year                                                                $  5,545,447      $  4,967,809     $  4,571,752
                                                                           =============     =============    =============


Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                 $ 10,895,401      $ 11,899,136     $ 12,888,941
                                                                           =============     =============    =============

    Cash paid during the year for premium on
       redemption of 8.625% senior notes                                   $    764,427      $    795,470     $  1,012,200
                                                                           =============     =============    =============



The accompanying notes are an integral part of these financial statements.



                            WATERFORD GAMING, L.L.C.

                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION, MEMBERSHIP AGREEMENT, CHANGE OF OWNERSHIP AND MEMBER ALLOCATIONS:

Waterford Gaming, L.L.C. (the "Company"), a Delaware limited liability company, was formed on September 30, 1996. The Company initially acquired and owns a partnership interest in Trading Cove Associates ("TCA"), a Connecticut general partnership. The Company is governed by a Board of Directors pursuant to the limited liability company agreement (the "Agreement"). In June 2003, the Company with its wholly-owned subsidiary Waterford Gaming Finance Corp. ("Finance") issued $155 Million of 8.625% Senior Notes due 2012 (the "8.625% Senior Notes") in connection with the redemption of the Company's and Finance's $125 Million of 9.5% Senior Notes due 2010 (the "$125 Million Senior Notes"). In March 1999, the Company together with Finance had issued the $125 Million Senior Notes in connection with the redemption of the Company's and Finance's $65 Million of 12.75% Senior Notes due 2003 (the "$65 Million Senior Notes"). In connection with the issuance by the Company's and Finance's $125 Million Senior Notes, each of Slavik Suites, Inc. ("Slavik") and LMW Investments, Inc. ("LMW") contributed their respective interests in the Company as of March 17, 1999 to a Delaware limited liability company, Waterford Group, L.L.C. ("Waterford Group"). Waterford Group is now the sole member of the Company. Slavik and LMW own Waterford Group in the same respective interest as they had in the Company which are as follows:

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

In connection with the $125 Million Senior Notes offering, the Company distributed $37,050,000 to Waterford Group, L.L.C. during March 1999. During December 1999, the Company received a payment on notes it held due from Mohegan Tribal Gaming Authority (the "Authority") and a distribution from TCA. As contemplated in the $125 Million Senior Notes offering, the Company distributed approximately $34,672,000 to Waterford Group during January 2000. On November 1, 2002 the Company distributed $15,000,000 to Waterford Group in accordance with the terms of the indenture relating to the $125 Million Senior Notes. In connection with the 8.625% Senior Notes offering, the Company distributed approximately $44,500,000 to Waterford Group during June 2003. Tax distributions totaling approximately $29,171,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006. On January 10, 2007 a tax distribution of approximately $3,816,000 was made by the Company. In addition the Company distributed the following amounts to Waterford Group in accordance with the terms of the indenture relating to the 8.625% senior notes (the "8.625% Senior Notes Indenture").

        Date of Distribution            Amount Distributed
        --------------------            ------------------

        September 15, 2003                  $  98,080
        March 15, 2004                      $ 349,247
        September 15, 2004                  $ 249,567
        March 15, 2005                      $ 294,585
        September 15, 2005                  $ 336,050
        March 15, 2006                      $ 382,832
        September 15, 2006                  $ 397,337
        March 15, 2007                      $ 493,089

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Method

The accrual method of accounting is used in the preparation of the financial statements.

Cash and Cash Equivalents

Cash  and  cash  equivalents  represent  cash  and  short-term,   highly  liquid
investments with original maturities of three months or less from date of purchase.

Restricted Investments

Restricted investments at December 31, 2006 are principally comprised of an investment in a Federal Home Loan Bank Discount Note, which was purchased at a discount of 5.05% and matured February 21, 2007 and an investment in the First American Treasury Obligations Fund and at December 31, 2005 are principally comprised of an investment in a Federal National Mortgage Association Discount Note, which was purchased at a discount of 3.68% and matured March 8, 2006, and an investment in the First American Treasury Obligations Fund. The investments represent a restricted investment fund that has been established with a trustee pursuant to the terms of the 8.625% Senior Notes Indenture and is reported at cost plus accrued interest, which approximates fair value.

Trading Cove Associates - Equity Investment

The Company's equity investment in TCA is accounted for utilizing the equity method. Included in the investment is the purchase price paid to a corporation for their 12.50% interest in TCA. This amount is amortized on a straight line basis over a 189 month period.

The Company receives distributions from TCA in accordance with an Amended and Restated Omnibus Termination Agreement. The amount of distributions received relies on the fees earned and cash received by TCA pursuant to its Relinquishment Agreement with the Authority. Distributions are recognized when received.

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

Concentration of Credit Risk

The Company's interest in TCA is its principal asset and source of income and cash flow. The Company anticipates regular distributions from TCA based upon the operating results of the Authority and expected payments of the related Relinquishment Fees, as defined, by the Authority.

Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Company invests available cash with high quality credit institutions.

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

Reclassifications

Certain 2005 and 2004 balances have been reclassified to conform with the 2006 presentation.

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

As of December 31, 2006, 2005 and 2004 the following summary information relates to TCA. Total revenues and net income are for the years ended December 31, 2006, 2005 and 2004.



                                                  2006                    2005             2004
                                              --------------         --------------   --------------
Total current assets                          $  30,056,915          $  29,543,888    $  27,322,651
                                              ==============         ==============   ==============

Total assets                                  $  31,830,270          $  31,538,844    $  29,539,425
Total liabilities                                  (886,989)            (1,385,591)        (973,228)
                                              --------------         --------------   -------------
Partners' capital                             $  30,943,281          $  30,153,253    $  28,566,197
                                              ==============         ==============   ==============

Total revenues                                $  76,292,008          $  72,978,466    $  69,144,891
                                              ==============         ==============   ==============

Net income                                    $  74,071,904          $  70,763,892    $  66,887,319
                                              ==============         ==============   ==============

As of December 31, 2006, 2005 and 2004, the following summarizes the Company's investment in TCA.


                                                  2006                    2005             2004
                                              --------------         --------------   --------------
  Trading Cove Associates -
    equity investment, beginning of year      $  17,406,115          $  17,052,615    $  16,965,487
    Distributions                               (34,140,938)           (32,088,418)     (30,416,503)
                                              --------------         --------------   --------------

                                                (16,734,823)           (15,035,803)     (13,451,016)
                                              --------------         --------------   --------------
Income from Trading Cove
  Associates                                     34,535,952             32,881,946       30,943,659
Amortization of interests
  purchased                                        (440,028)              (440,028)        (440,028)
                                              --------------         --------------   --------------
Equity in income of
  Trading Cove Associates                        34,095,924             32,441,918       30,503,631
                                              --------------         --------------   --------------
Trading Cove Associates -
   equity investment, end of year             $  17,361,101          $  17,406,115    $  17,052,615
                                              ==============         ==============   ==============


TRADING COVE ASSOCIATES - MATERIAL AGREEMENTS


RELINQUISHMENT AGREEMENT

On February 7, 1998, TCA and the Authority entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999. On January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

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

For the years ended December 31, 2006, 2005 and 2004 the Relinquishment Fees earned were $76,258,408, $72,964,446 and $69,101,491, respectively. The amount of Relinquishment Fees reported are based upon Revenues reported to TCA by the Authority.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2006, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at December 31, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations. At December 31, 2006, TCA's accrued liability to Kerzner Investments pursuant to the Development Agreement Phase II was approximately $312,200.

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

In consideration for the termination of such agreements, TCA, subject to available cash, will pay the following obligations in the priority set forth below:

     (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2006, 2005 and 2004, $817,599 ($408,800 to Kerzner investments and $408,799 to affiliates of the Company), $1,851,397 ($925,698 to Kerzner Investments and $925,699 to affiliates of the Company), and $1,869,157 ($934,579 to Kerzner Investments and $934,578 to affiliates of the Company), respectively, had been incurred by TCA in terms of the first priority.

     (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of December 31, 2006, no capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at December 31, 2006. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2006 was approximately $312,200.

    (v) Fifth, to pay Kerzner Investments an annual amount (in the form of a priority distribution) of $5.0 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006.

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

Pursuant to the terms of the Relinquishment Agreement, TCA received the senior and junior relinquishment payment of $29,537,363 on January 25, 2007. On January 26, 2007, TCA made distributions of $1,250,000 pursuant to the fifth priority, $14,768,682 ($7,384,341 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $13,086,274 ($6,543,137 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2007 financial statements.

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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Management Agreement. As a result of the Relinquishment Agreement becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at December 31, 2006 and 2005, amounts to $4,029,132 and $3,651,142, respectively.

4. DEFERRED COSTS:

   Deferred costs consist of the following:
                                                December 31, 2006      December 31, 2005
                                                -----------------      -----------------

        Deferred financing costs                  $    3,843,031          $   3,843,031
        Less accumulated amortization                  2,055,152              1,517,388
                                                -----------------      -----------------
                                                  $    1,787,879          $   2,325,643
                                                =================      =================


Amortization of deferred financing cost totaling $537,764, $577,498, and $664,918, was expensed for the years ending December 31, 2006, 2005 and 2004, respectively.

The Company's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:

                     Year ending December 31,

                          2007                          $  312,986
                          2008                             313,844
                          2009                             312,986
                          2010                             312,986
                          2011                             312,986
                          Thereafter                       222,091
                                                        ----------
                                                        $1,787,879
                                                        ==========



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


Date                Company Excess Cash        Principal Amount of      Dates of Redemption     Price (expressed as percentage of
                    (approximately)            notes redeemed                                   principal amount being redeemed
----------------    -------------------        -------------------      --------------------    ---------------------------------
August 1, 2003        $   5,568,000              $ 1,912,000             September 15, 2003                 108.625%
February 1, 2004      $  14,534,000              $ 7,302,000               March 15, 2004                   108.625%
August 1, 2004        $  11,695,000              $ 5,025,000             September 15, 2004                 107.610%
February 1, 2005      $  12,098,000              $ 5,600,000               March 15, 2005                   107.610%
August 1, 2005        $  11,798,000              $ 5,599,000             September 15, 2005                 106.596%
February 1, 2006      $  12,492,000              $ 6,477,000               March 15, 2006                   106.596%
August 1, 2006        $  11,688,000              $ 6,042,000             September 15, 2006                 105.581%
February 1, 2007      $  13,892,000              $ 8,377,000               March 15,2007                    105.581%




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

The fair value of the Company's long term debt at December 31, 2006 and 2005 is estimated to be approximately $123,773,000 and $137,984,000, respectively, based on the market quotations obtained by the Company.

6. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION:

The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2006, 2005 and 2004.


                                         2006                        2005                     2004
                                     -------------               -------------           -------------

Financial Statement
 net income                          $ 20,677,628                $ 17,606,670            $ 13,923,694
Financial statement equity in
 (income) loss of Trading Cove Associates over tax basis equity in (income) loss of
 Trading Cove Associates                   21,259                      32,859                  16,064
Other                                      (2,822)                     (2,822)                 (1,981)
                                     -------------               -------------           -------------
Federal income tax basis
 net income                          $ 20,696,065                $ 17,636,707            $ 13,937,777
                                     =============               =============           =============


The following is a reconciliation of member's deficiency for financial statement purposes to member's deficiency for federal income tax purposes as of December 31, 2006, 2005 and 2004.




                                               2006                    2005               2004
                                          ----------------        ---------------    ---------------
Financial statement member's
 deficiency                               $   (87,435,724)        $  (99,423,755)    $ (109,998,382)
Adjustment for cumulative
 difference between tax basis
 of Trading Cove Associates-
 equity investment and GAAP
 basis of Trading Cove
 Associates-equity investment                     802,064                772,027            757,944
Current year financial
 statement net income (over)
 under federal income tax
 basis net income (loss)                           18,437                 30,037             14,083
                                          ----------------        ---------------    ---------------
Federal income tax basis
 member's deficiency                      $   (86,615,223)         $  (98,621,691)    $ (109,226,355)
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

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, two of the four counterclaims remain pending.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor, equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At December 31, 2006, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those cost have been provided for in TCA's financial statements at December 31, 2006. The Development Services Fee Phase II is paid in installments - on December 31, 1999, December 31, 2000 and on the Completion Date, as defined in the Development Agreement - with the final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with an Amended and Restated Omnibus Termination Agreement.

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

At December 31, 2006 TCA has accrued a liability to Kerzner Investments of approximately $312,200, pursuant to the Development Services Agreement Phase II.


EMPLOYMENT AGREEMENT WITH MR. LEN WOLMAN

Len Wolman, the Company's Chairman of the Board of Directors and Chief Executive Officer, is the Company's designated representative to TCA under the TCA Partnership Agreement.

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay to Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the years ended December 31, 2006, 2005 and 2004 the Company incurred $1,470,134, $1,417,431, and $1,217,420, respectively, as an expense pursuant to Len Wolman's employment agreement.

DEFERRED COMPENSATION AGREEMENT WITH MR. ALAN ANGEL

On November 22, 2006, the Company entered into a deferred compensation agreement with Alan Angel, the Company's Chief Financial Officer. The deferred compensation agreement provides that for each quarter beginning with the quarter ending September 30, 2012, the Company agrees to pay to Mr. Angel on each payment date (as defined in the agreement) 5% of: (a) amounts received by the Company during the quarter from each and every source; minus (b) debts and obligations actually incurred by the Company or Finance during the quarter in the ordinary course of their respective businesses, not including bonuses or any other form of compensation paid by the Company or Finance to their respective officers, directors, shareholders, or partners, other than compensation paid to Len Wolman under his employment agreement with the Company. Payments under the deferred compensation agreement are subject to other terms and conditions, including employment and vesting provisions (as defined in the agreement).

OTHER RELATED PARTY TRANSACTIONS

For each of the years ended December 31, 2006, 2005 and 2004, approximately $42,000 was incurred to an affiliate of the Company as part of TCA's operating expenses. In addition in 2006, 2005 and 2004 TCA incurred approximately $409,000, $926,000 and $935,000, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

In 1999, the Company renovated Len Wolman's office space at a cost of $32,413, of which $30,000 was paid to Wolman Homes Inc., an affiliate of the Company. Cost of the improvement is being depreciated over five years. Expense for the years ended December 31, 2006, 2005 and 2004 was $0, $0, and $553, respectively.

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

             Report of Independent Registered Public Accounting Firm



To the Partners of Trading Cove Associates

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Trading Cove Associates (the "Partnership") at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers, LLP
Hartford, CT
March 1, 2007

                             Trading Cove Associates
                                 Balance Sheets
                           December 31, 2006 and 2005
                           --------------------------



                                                                            2006               2005
                                                                            ----               ----

Assets
Current assets
    Cash and cash equivalents                                          $     518,869      $   1,031,290
    Relinquishment fee receivable                                         29,537,363         28,510,862
    Other current assets                                                         683              1,736
                                                                       -------------      -------------
        Total current assets                                              30,056,915         29,543,888

Deferred costs, net of accumulated amortization
    of $3,725,586 and $3,504,069 at December 31, 2006
    and 2005, respectively                                                 1,773,355          1,994,872
Property and equipment, net of accumulated depreciation
    of $2,834 and $2,750 at December 31, 2006 and 2005,
    respectively                                                                   -                 84
                                                                       -------------      -------------
        Total assets                                                   $  31,830,270      $  31,538,844
                                                                       =============      =============

Liabilities and Partners' Capital
Current liabilities
    Accounts payable and accrued expenses                              $     164,745      $      83,134
    Subcontracted services payable                                           410,044            918,425
    Estimated contract costs due related party                               312,200            384,032
                                                                       -------------      -------------
        Total current liabilities                                            886,989          1,385,591


Commitments and contingent liabilities
Partners' capital                                                         30,943,281         30,153,253
                                                                       -------------      -------------
        Total liabilities and partners' capital                        $  31,830,270      $  31,538,844
                                                                       =============      =============


The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Operations
              For the Years Ended December 31, 2006, 2005 and 2004
              ----------------------------------------------------


                                                                    2006              2005            2004
                                                                    ----              ----            ----
Revenue
   Relinquishment fee                                           $  76,258,408   $  72,964,466    $  69,101,491
   Development services revenue                                        33,600          14,000           43,400
                                                                -------------   -------------    -------------
           Total revenue                                           76,292,008      72,978,466       69,144,891
                                                                -------------   -------------    -------------

Expenses
   Subcontract payments to partners and
      their affiliates                                                817,599       1,851,397        1,869,157
   Cost of development services revenue                                33,600          14,000           43,400
   Amortization and depreciation                                      221,601         221,818          222,424
   General and administrative                                       1,182,401         148,603          130,843
                                                                -------------   -------------    -------------

           Total expenses                                           2,255,201       2,235,818        2,265,824
                                                                -------------   -------------    -------------

   Interest and dividend income                                        35,097          21,244            8,252
                                                                -------------   -------------    -------------

           Net income                                           $  74,071,904   $  70,763,892    $  66,887,319
                                                                =============   =============    =============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                   Statements  of Changes  in  Partners'  Capital  For the Years
              Ended December 31, 2006, 2005 and 2004
              ----------------------------------------------------


                                                            Kerzner Investments    Waterford
                                                             Connecticut, Inc.   Gaming, L.L.C.         Total
                                                            -------------------  --------------         -----

Partners' capital, December 31, 2003                          $  14,380,942       $  13,130,942    $  27,511,884

Net income                                                       35,943,660          30,943,659       66,887,319

Distributions                                                   (35,416,503)        (30,416,503)     (65,833,006)
                                                              -------------       -------------    -------------

Partners' capital, December 31, 2004                             14,908,099          13,658,098       28,566,197

Net income                                                       37,881,946          32,881,946       70,763,892

Distributions                                                   (37,088,418)        (32,088,418)     (69,176,836)
                                                              -------------       -------------    -------------

Partners' capital, December 31, 2005                             15,701,627          14,451,626       30,153,253

Net income                                                       39,535,952          34,535,952       74,071,904

Distributions                                                   (39,140,938)        (34,140,938)     (73,281,876)
                                                              -------------       -------------    -------------

Partners' capital, December 31, 2006                          $  16,096,641       $  14,846,640    $  30,943,281
                                                              =============       =============    =============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                            Statements of Cash Flows
              For the Years Ended December 31, 2006, 2005 and 2004
              ----------------------------------------------------



                                                                       2006               2005             2004
                                                                       ----               ----             ----
Cash flows from operating activities
   Net income                                                     $  74,071,904      $  70,763,892    $  66,887,319
   Adjustments to reconcile net income
      to net cash provided by operating activities
       Amortization                                                     221,517            221,518          222,124
       Depreciation                                                          84                300              300
       Change in operating assets and liabilities
         Relinquishment fee receivable                               (1,026,501)        (1,921,248)      (1,250,342)
         Other current assets                                             1,053             (1,585)           5,380
         Accounts payable and accrued expenses                           81,611            (10,404)           4,566
         Subcontracted services payable                                (508,381)           452,495           (8,837)
         Estimated contract costs due related party                     (71,832)           (29,728)         (93,220)
                                                                  -------------      -------------    -------------

             Net cash provided by operating activities               72,769,455         69,475,240       65,767,290
                                                                  -------------      -------------    -------------
Cash flows from financing activities
   Distributions                                                    (73,281,876)       (69,176,836)     (65,833,006)
                                                                  -------------      -------------    -------------
             Net cash used in financing activities                  (73,281,876)       (69,176,836)     (65,833,006)
                                                                  -------------      -------------    -------------
             Net change in cash and cash equivalents                   (512,421)           298,404          (65,716)

Cash and cash equivalents

Beginning of year                                                     1,031,290            732,886          798,602
                                                                  -------------      -------------    -------------
End of year                                                       $     518,869      $   1,031,290    $     732,886
                                                                  =============      =============    =============



The accompanying notes are an integral part of these financial statements.

                             Trading Cove Associates
                          Notes to Financial Statements
                        December 31, 2006, 2005 and 2004
                        ---------------------------------

1. Organization, Partnership Agreement and Other Material Agreements

          (a) Organization and Partnership Agreement

          Trading Cove Associates (the "Partnership"), a Connecticut general partnership, was organized on July 23, 1993. The primary purpose of the Partnership has been:

          (i) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe") in obtaining federal recognition;

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

          The partners' percentage interest in the Partnership as of November 8, 1996 was as follows:

                                                         Percentage
          Partner                                         Interest
          -------                                        ----------
          Kerzner Investments Connecticut, Inc.              50%
          Waterford Gaming, L.L.C.                           50%


          (b) Other Material Agreements

          Relinquishment Agreement

          On February 7, 1998, the Partnership and the Authority entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement, the Partnership continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999. On January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

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

          Pursuant to the Development Services Agreement Phase II, the Partnership pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by the Partnership in connection with the Project Sunburst expansion. The Development Services Fee Phase II shall be paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. The Partnership pays the Development Services Fee Phase II, from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. At December 31, 2006 and 2005, the total of the Development Services Fee Phase II and the Partnership's costs related to the development of the Project Sunburst expansion exceeded the development services revenue from the Authority by approximately $15,964,000. This cost overrun has previously been recorded by the Partnership in its statement of operations.

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

          In  consideration   for  the  termination  of  such  agreements,   the
          Partnership will use its cash to pay the following obligations in the priority set forth below:

          (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay to certain affiliates of Waterford Gaming and to Kerzner Investments a percentage of an annual fee of $2.0 million less the actual expenses incurred by the Partnership during such year. Such annual fee shall be payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the years ended December 31, 2006, 2005 and 2004, $817,599, $1,851,397 and $1,869,157,
               respectively, had been incurred by the Partnership in terms of the first priority. As of December 31, 2006, 2005 and 2004, the Partnership accrued $410,044, $918,425 and $465,930, respectively, for the first priority;

          (ii) Second, to return all capital contributions made by the partners of the Partnership after September 29, 1995. As of December 31, 2006, no capital contributions remained outstanding;

         (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000;

          (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement as detailed under the Agreement Relating to Development Services above. No such payments are required or due at December 31, 2006. The accrued liability to Kerzner Investments with respect to such fee at December 31, 2006 was approximately $312,200;

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

          Pursuant to the terms of the Relinquishment Agreement, the Partnership received the senior and junior relinquishment payment of $29,537,363 on January 25, 2007. On January 26, 2007, the Partnership made distributions of $1,250,000 pursuant to the fifth priority, $14,768,682 ($7,384,341 to each of Kerzner Investments and Waterford Gaming) pursuant to the seventh priority and $13,086,274 ($6,543,137 to each of Kerzner Investments and Waterford Gaming) pursuant to the eighth priority. Such distributions will be recorded in the fiscal 2007 financial statements.

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

Development Services Revenue and Cost Recognition

Revenue generated from services performed in accordance with the terms of the Development Agreement is recognized on the percentage-of-completion basis, determined by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers cost incurred to be the best available measure of progress on the contract.

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

Property and Equipment

Office equipment, computer equipment and furniture and fixtures are stated at cost. Depreciation expense is recognized over a 3-year estimated life of the office and computer equipment and over a 5-year estimated life of furniture and fixtures. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $84, $300 and $300, respectively.

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

Financial   instruments,   which  potentially   subject  the  Partnership  to  a
concentration of credit risk, principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high quality credit institutions.

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

3.  Deferred Costs

Certain costs borne by the Partnership in connection with obtaining the Management Agreement and the opening of the Mohegan Sun totaling $5,498,941 were capitalized. Amortization commenced upon the opening of the Mohegan Sun. Amortization expense, which is being recorded over 189 months on a straight line basis, for the years ended December 31, 2006, 2005 and 2004 was $221,517, $221,518 and $222,124, respectively.

The Partnership's estimate of amortization expense for each of the succeeding five years and thereafter is as follows:

               Year ended December 31,

                       2007                               $   221,518
                       2008                                   222,124
                       2009                                   221,518
                       2010                                   221,518
                       2011                                   221,517
                       Thereafter                             665,160
                                                          -----------
                                                          $ 1,773,355
                                                          ===========



4.  Relinquishment Fees

The Partnership entered into a Relinquishment Agreement with the Authority, which entitles the Partnership to receive a relinquishment fee of 5% of the Revenues generated by the Mohegan Sun including revenue generated by the Project Sunburst Expansion.

For the years ended December 31, 2006, 2005 and 2004, Relinquishment Fees earned were $76,258,408, $72,964,466 and $69,101,491, respectively. The amount of
Relinquishment Fees reported in these financial statements are based upon Revenues reported to the Partnership by the Authority. These amounts were paid by the Authority as follows:

Date Received by the Partnership                                    Amount
-------------------------------                                     ------

April 25, 2006                                                  $   8,892,956

July 25, 2006                                                      27,641,001

October 25, 2006                                                   10,187,088

January 25, 2007                                                   29,537,363
                                                                -------------

Relinquishment Fees earned 2006                                 $  76,258,408
                                                                =============


April 25, 2005                                                  $   8,330,592

July 25, 2005                                                      26,539,416

October 25, 2005                                                    9,583,596

January 25, 2006                                                   28,510,862
                                                                -------------

Relinquishment Fees earned 2005                                 $  72,964,466
                                                                =============


April 26, 2004                                                  $   8,196,363

July 26, 2004                                                      25,150,422

October 25, 2004                                                    9,165,092

January 25, 2005                                                   26,589,614
                                                                -------------

Relinquishment Fees earned 2004                                 $  69,101,491
                                                                =============

5. Reconciliation of Financial Statements and Tax Information

                                                                 2006              2005             2004
                                                                 ----              ----             ----

Financial statement net income                              $  74,071,904     $  70,763,892     $ 66,887,319

Guaranteed payments to partners                               (43,129,204)      (41,482,232)     (39,550,748)

Financial statement depreciation and
    amortization (greater than) less than tax
    basis depreciation and amortization                              (241)             (141)             305

Percentage of completion accounting
    difference                                                    (38,213)          (15,783)         (49,505)

Other                                                                 218               885              572
                                                            -------------     -------------     ------------

Federal income tax basis net income                         $  30,904,464     $  29,266,621     $ 27,287,943
                                                            =============     =============     ============


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

The Partnership and Waterford Gaming asserted counter claims against the plaintiff. Following discovery, the Partnership and Waterford Gaming moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Partnership and Waterford Gaming added additional counterclaims for vexatious litigation against Leisure and brought the same vexatious litigation claims against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, two of the four counterclaims remain pending.

c) REPORTS ON FORM 8-K


(i) Form 8-K filed on November 17, 2006

        Item 8.01

               On November 17, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. The Form 8K reported:

               i) Downs Racing L.P., the owner and operator of a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, known as Mohegan Sun at Pocono Downs, issued a press release on November 14, 2006 announcing the grand opening of the Mohegan Sun at Pocono Downs interim slot facility on the same date, and

               ii) On November 16, 2006, the Authority announced its plans for an estimated $740 million expansion at Mohegan Sun named Project Horizon, which includes a new 1,000-room hotel.


        Date of Report: November 17, 2006



(ii) Form 8-K filed on November 28, 2006

        Item 8.01

               On November 28, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter and fiscal year ended September 30, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: November 28, 2006



(iii) Form 8-K filed on December 5, 2006

        Item 8.01

               On December 4, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655. The form 8K reported:

               i) Roland J. Harris, a member of the Mohegan Tribal Council (the "Council") provided a letter to Bruce S. Bozsum, the chairman of the Council, announcing his resignation as of December 11, 2006 from his elected position in the Council, and therefore the Authority's management board, and

               ii) In accordance with the requirements of the Constitution of the Mohegan Tribe of Indians (the "Tribe") and the Mohegan Tribal code, the Tribe will hold a special election to fill the council vacancy within 60 days following the effective date of Mr. Harris' resignation.

        Date of Report: December 4, 2006



(iv) Form 8-K filed on December 22, 2006

        Item 8.01

               On December 22, 2006, the Mohegan Tribal Gaming Authority (the "Authority") filed its annual report on Form 10-K for the year ended September 30, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-K, Securities and Exchange Commission file reference no. 033-80655.


        Date of Report: December 22, 2006

(v) Form 8-K filed on January 17, 2007

        Item 8.01

               On January 16, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on January 16, 2007, on its website its Slot Machine Statistical Reports for Mohegan Sun and Mohegan Sun at Pocono Downs containing statistics relating to slot handle, gross slot win, gross slot hold percentage, Connecticut slot win contributions, Pennsylvania gaming taxes and weighted average number of slot machines. The Slot Machine Statistical Reports include these statistics on a monthly basis for the three months ended December 31, 2006 and the fiscal year ended September 30, 2006 for Mohegan Sun, and for the period from inception of slot operations (November 10, 2006) to December 31, 2006 for Mohegan Sun at Pocono Downs, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: January 16, 2007



(vi) Form 8-K filed on January 31, 2007

        Item 8.01

               On January 31, 2007,  the Mohegan  Tribal Gaming  Authority  (the
               "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended December 31, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report: January 31, 2007



(vii) Form 8-K filed on February 14, 2007

        Item 8.01

               On February 13, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended December 31, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report:  February 13, 2007



(viii) Form 8-K filed on March 9, 2007

        Item 8.01

               On March 8, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K announcing the results of a special election held on March 4, 2007 wherein Cheryl Todd was chosen to be a member of the Mohegan Tribal Council, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report:  March 8, 2007

(ix) Form 8-K filed on March 16, 2007

        Item 8.01

               On March 15, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, stating;

               (a) that on March 9, 2007 the Authority entered into a Second Amended and Restated Loan Agreement (the "Bank Credit Facility") for up to $1.0 billion from a syndicate of 23 institutions and commercial banks. The total commitment on the new facility may be increased to $1.25 billion at the request of the Authority. The Bank Credit Facility will be used to refinance outstanding balances on the Authority's existing $450.0 million bank credit facility and for working capital and other business purposes, including the financing of the Project Horizon expansion at Mohegan Sun and the Phase II expansion at Mohegan Sun at Pocono Downs in Wilkes-Barre, Pennsylvania, and

               (b) the Authority has formed a wholly owned subsidiary Mohegan Ventures Wisconsin, LLC ("MVW"), one of two members in Wisconsin Tribal Gaming, LLC ("WTG"), whose other member is Mohegan Ventures, LLC, a wholly owned subsidiary of the Mohegan Tribe of Indians of Connecticut. On March 12, 2007, WTG purchased from Kenesah Gaming Development, LLC ("KGD") its rights as developer under the Development Agreement among the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and KGD ("Development Agreement") and related assets owned by KGD. The Development Agreement provides to WTG the exclusive rights to develop a planned casino and destination resort to be located in Kenosha, Wisconsin in exchange for development fees of 13.4% of Available Revenue Flow, as defined in the Development Agreement, which approximates net income from the planned project, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

        Date of Report:  March 15, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            WATERFORD GAMING, L.L.C.




Date:  March 21, 2007                       By: /s/ Len Wolman
                                            ------------------------------------
                                            Len Wolman, Chairman of the Board of
                                            Directors, Chief Executive Officer


Date:  March 21, 2007                       By: /s/ Alan Angel
                                            ------------------------------------
                                            Alan Angel, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2007.




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