Form 10-Q
period 2007-03-31
WATERFORD GAMING LLC
filed 2007-05-11
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/07
                                       or

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



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
March 31, 2007 (unaudited) and  December 31, 2006                           1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month periods ended March 31, 2007 and 2006 (unaudited)       2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the three-month periods ended
March 31, 2007 and 2006 (unaudited)                                         3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the three-month periods ended March 31, 2007 and 2006 (unaudited)       4
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      25
Item 4 -- Controls and Procedures                                          26

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                26
Item 2 -- Changes in Securities                                            27
Item 3 -- Defaults upon Senior Securities                                  27
Item 4 -- Submission of Matters to a Vote of Security Holders              27
Item 5 -- Other Information                                                27
Item 6 -- Exhibits and Reports on Form 8-K                                 27
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                March 31, 2007 (Unaudited) and December 31, 2006

                ------------------------------------------------

                                                                                   March 31,       December 31,
                                                                                     2007              2006
                                                                                -------------      ------------
             ASSETS

Current assets
    Cash and cash equivalents                                                   $   1,205,057      $  5,545,447
    Restricted investments                                                          4,700,600         5,127,232
    Other current assets                                                               92,193            43,732
                                                                                -------------      ------------
      Total current assets                                                          5,997,850        10,716,411

Trading Cove Associates - equity investment                                        12,534,197        17,361,101
Beneficial interest - Leisure Resort Technology, Inc.                               2,934,876         3,028,079
Deferred financing costs, net of accumulated amortization of $2,254,810
      and $2,055,152 at March 31, 2007 and December 31, 2006, respectively          1,588,221         1,787,879
                                                                                -------------      ------------

      Total assets                                                              $  23,055,144      $ 32,893,470
                                                                                =============      ============


             LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                       $     145,945      $    313,789
    Accrued interest on senior notes payable                                          416,554         2,972,405
                                                                                -------------      ------------
      Total current liabilities                                                       562,499         3,286,194

8.625% senior notes payable                                                       108,666,000       117,043,000
                                                                                -------------      ------------
      Total liabilities                                                           109,228,499       120,329,194
                                                                                -------------      ------------
Commitments and contingent liabilities

Member's deficiency                                                               (86,173,355)      (87,435,724)
                                                                                -------------      ------------

      Total liabilities and member's deficiency                                 $  23,055,144      $ 32,893,470
                                                                                =============      ============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

               For the three months ended March 31, 2007 and 2006

                                   (Unaudited)
               --------------------------------------------------


                                                      2007                2006
                                               ------------------  ------------------


Expenses
     Interest expense                          $        2,491,628  $        2,768,852
     Premium on redemption of 8.625%
        senior notes                                      467,520             427,223
     Salary - related party                               358,550             311,502
     General and administrative                            87,618              77,972
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    93,203              93,203
     Amortization on deferred financing costs             199,658             197,468
                                               ------------------  ------------------

             Total expenses                             3,698,177           3,876,220
                                               ------------------  ------------------

     Interest and dividend income                         168,580             138,815
     Equity in income of
        Trading Cove Associates                         9,100,574           8,118,996
                                               ------------------  ------------------
             Net income                        $        5,570,977  $        4,381,591
                                               ==================  ==================



The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

               For the three months ended March 31, 2007 and 2006

                                   (Unaudited)

             ------------------------------------------------------

For the three months ended March 31, 2007

Balance, January 1, 2007                                    $   (87,435,724)

Distributions                                                    (4,308,608)

Net income                                                        5,570,977
                                                            ---------------

Balance, March 31, 2007                                     $   (86,173,355)
                                                            ===============


For the three months ended March 31, 2006

Balance, January 1, 2006                                    $   (99,423,755)

Distributions                                                    (3,696,558)

Net income                                                        4,381,591
                                                            ---------------

Balance, March 31, 2006                                     $   (98,738,722)
                                                            ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

               For the three months ended March 31, 2007 and 2006

                                   (Unaudited)
               --------------------------------------------------

                                                                         2007          2006
                                                                    -------------  -------------

Cash flows from operating activities
    Net income                                                      $   5,570,977  $   4,381,591
    Adjustments to reconcile net income
      to net cash provided by operating activities
        Amortization                                                      292,861        290,671
        Accretion of discount on restricted investment securities         (66,416)       (56,689)
        Equity in income of Trading Cove Associates                    (9,100,574)    (8,118,996)
        Operating distributions from Trading Cove Associates           13,927,478     13,163,715
        Changes in operating assets and liabilities
          Other current assets                                            (48,461)       (52,575)
          Accrued expenses and accounts payable                          (167,844)      (249,140)
          Accrued interest on senior notes payable                     (2,555,851)    (2,818,509)
                                                                    -------------  -------------
                Net cash provided by
                   operating activities                                 7,852,170      6,540,068
                                                                    -------------  -------------
Cash flows from investing activities
    Maturities of restricted investments                               10,337,860      5,682,004
    Purchases of restricted investments                                (9,844,812)    (5,299,190)
                                                                    -------------  -------------
                Net cash provided by
                   investing activities                                   493,048        382,814
                                                                    -------------  -------------
Cash flows from financing activities
    Redemption of  8.625% senior notes payable                         (8,377,000)    (6,477,000)
    Distributions to member                                            (4,308,608)    (3,696,558)
                                                                    -------------  -------------
                Net cash used in
                   financing activities                               (12,685,608)   (10,173,558)
                                                                    -------------  -------------
                Net change in cash and cash equivalents                (4,340,390)    (3,250,676)

Cash and cash equivalents

Beginning of period                                                     5,545,447      4,967,809
                                                                    -------------  -------------
End of period                                                       $   1,205,057  $   1,717,133
                                                                    =============  =============


Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                        $   5,047,479  $   5,587,361
                                                                    =============  =============

    Cash paid during the period for premium on
      redemption of 8.625% senior notes                             $     467,520  $     427,223
                                                                    =============  =============



The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2006 audited financial statements and should be read in conjunction with the Company's 2006 Annual Report for the fiscal year ended December 31, 2006 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 21, 2007. The condensed balance sheet at December 31, 2006, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include only normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements in conformity with accounting principles generally accepted in the Unites States of America for interim reporting. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2.      Trading Cove Associates - Equity Investment:

As of March 31, 2007 and 2006, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the three-month periods ended March 31, 2007 and 2006:

                                                2007              2006
                                           -------------     -------------


Total current assets                       $  18,990,204     $  18,790,087
                                           =============     =============
Total assets                               $  20,708,938     $  20,730,347
Total liabilities                              (449,452)          (446,519)
                                           -------------     -------------
Partners' capital                          $  20,259,486     $  20,283,828
                                           =============     =============

Total revenues                             $  18,503,210     $  17,785,912
                                           =============     =============
Net income                                 $  18,421,161     $  17,708,006
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,361,101     $  17,406,115
   Distributions                             (13,927,478)      (13,163,715)
                                           -------------     -------------
                                               3,433,623         4,242,400
                                           -------------     -------------
Income from Trading Cove
  Associates                                   9,210,581         8,229,003
Amortization of interests
  purchased                                     (110,007)         (110,007)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                      9,100,574         8,118,996
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  12,534,197     $  12,361,396
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance will be amortized over 189 months beginning March 18, 1999. Accumulated amortization at March 31, 2007 and December 31, 2006 amounts to $4,122,335 and $4,029,132, respectively.


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

                                   (Unaudited)

The fair value of the Company's senior notes payable at March 31, 2007 and December 31, 2006 is estimated to be approximately $115,186,000 and $123,773,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2007, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2007.
The Development Services Fee Phase II is paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations. At March 31, 2007, TCA's accrued liability to Kerzner Investments pursuant to the Development Services Fee Phase II was approximately $311,600.

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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the three-month periods ended March 31, 2007 and 2006, the Company incurred $358,550 and $311,502, respectively, as an expense pursuant to Len Wolman's employment agreement.

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

OTHER RELATED PARTY TRANSACTIONS

For each of the three-month periods ended March 31, 2007 and 2006, approximately $10,500 was incurred by TCA to the principals and affiliates of the Company as part of TCA's operating expenses.

Waterford Group, LLC ("Waterford Group"), Slavik Suites, Inc. ("Slavik Suites") and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


Note 6.      Commitments and Contingent Liabilities:

LEGAL PROCEEDINGS

On January 6, 1998, Leisure Resort Technology, Inc. and defendants the Company, TCA, LMW Investments, Inc., and Slavik Suites settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, the Company, TCA, LMW Investments, Inc., and Slavik Suites entered into a settlement and release agreement. Pursuant to this settlement and release agreement, the Company bought Leisure's beneficial interest in TCA.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants the Company, TCA, LMW Investments, Inc., Slavik Suites, Waterford Group, Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes
Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages.

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, two of the four counterclaims remain pending. The Company and TCA have filed an appeal of the Court's decision dismissing the vexatious litigation counterclaims against certain of Leisure's shareholders.

                                   (Unaudited)
                                        9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of March 31, 2007, and the related condensed statements of income, of changes in member's deficiency and of cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2006, and the related statements of income, of changes in member's deficiency and of cash flows for the year then ended (not presented herein), and in our report dated March 19, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Hartford, Connecticut
May 11, 2007

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

1 - TRADING COVE ASSOCIATES

TCA was organized on July 23, 1993. The primary purpose of TCA has been:

     a) to assist the Mohegan Tribe of Indians of Connecticut (the "Tribe" or "Mohegan Tribe") in obtaining federal recognition,

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

2 - TRADING COVE ASSOCIATES - MATERIAL AGREEMENTS

a) RELINQUISHMENT AGREEMENT

On  February  7,  1998,  TCA  and  the  Mohegan  Tribal  Gaming  Authority  (the
"Authority") entered into the Relinquishment Agreement (the "Relinquishment Agreement"). Under the terms of the Relinquishment Agreement, TCA continued to manage the Mohegan Sun under the Management Agreement until midnight December 31, 1999, and on January 1, 2000, the Management Agreement terminated and the Tribe assumed day-to-day management of the Mohegan Sun.

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

Senior relinquishment payments are payable quarterly in arrears commencing on April 25, 2000 for the quarter ended March 31, 2000, and the junior relinquishment payments are payable semi-annually in arrears commencing on July 25, 2000 for the six months ended June 30, 2000, assuming sufficient funds are available after satisfaction of the Authority's senior obligations, as defined in the Relinquishment Agreement. See section below titled "Risk Factors - Subordination - TCA's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness".

For the three-month periods ended March 31, 2007 and 2006, total Relinquishment Fees earned by TCA were $18,503,210 and $17,785,912, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

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

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. The Authority has paid TCA $14 million as Development Fee payments in accordance with the terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At March 31, 2007, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at March 31, 2007.
The Development Services Fee Phase II is paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

The Company does not conduct any business operations other than in connection with its role as a general partner of TCA, activities incidental to the issuance of the 8.625% Senior Notes and the making of restricted and temporary investments. The Company is prohibited by the terms of the 8.625% Senior Notes Indenture from engaging in any other business activities. The Company intends to fund its operating debt service and capital needs from cash flows from TCA and from cash flows (dividend and interest) from temporary investments.

TCA's only material source of revenue and cash flows is the Relinquishment Fees it receives from the Authority. There can be no assurance that the Mohegan Sun will continue to generate sufficient revenues for the Authority to be profitable or to service its debt obligations, or to pay Relinquishment Fees. The Company's ability to meet its obligations under the 8.625% Senior Notes is entirely dependent upon the performance of the Mohegan Sun, which is subject to matters over which TCA and the Company have no control, including, without limitation, general economic conditions, effects of competition, political, regulatory and other factors, the actual number of gaming customers and the amount wagered.

The Company cannot assure you that its future operating cash flow will be sufficient to cover its expenses, including interest on the 8.625% Senior Notes.

2 - LEVERAGE - The Company's and the Authority's substantial indebtedness could adversely affect the Company's ability to fulfill its obligations under the 8.625% Senior Notes.

As of March 31, 2007, the Company has an aggregate long-term senior indebtedness of $108,666,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. The Authority's total debt was approximately $1.31 billion as of March 31, 2007.

The  degree  to  which  the  Authority  is  leveraged  could  have   significant
consequences for the holders of the 8.625% Senior Notes, including, without limitation, the following:

a) making it more difficult for the Authority to pay the fees owed to TCA under the Relinquishment Agreement; and

b) the Authority's high degree of leverage may make it vulnerable to an economic downturn, which may hamper the Mohegan Sun's ability to meet expected operating results.

3 - SUBORDINATION - TCA's right to receive the relinquishment payments from the Authority is junior to certain payments by the Authority to the Mohegan Tribe and holders of its indebtedness.

The senior and junior relinquishment payments from the Authority to TCA rank behind all of the Authority's obligations to pay the minimum priority distributions to the Mohegan Tribe and all of the Authority's existing and future senior secured indebtedness.

As a result, upon any distribution by the Authority to its creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority or its property, the priority distributions owed to the Mohegan Tribe and the holders of the Authority's senior secured indebtedness will be entitled to be paid in full and in cash before any senior or junior relinquishment payments may be made to TCA. In addition, the junior relinquishment payments rank behind all of the Authority's existing and future senior indebtedness. As a result, in any such proceedings, the holders of the Authority's senior indebtedness will be entitled to be paid in full and in cash before any junior relinquishment payments may be made to TCA.

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

In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, TCA will receive distributions (if at all) on a pari passu basis with all other holders of the Authority's senior unsecured indebtedness with respect to the senior relinquishment payments from the assets remaining after the Authority has paid all of its senior secured indebtedness and with all other holders of subordinated indebtedness with respect to the junior relinquishment payments from the assets remaining after the Authority has paid all of its senior indebtedness. However, the Relinquishment Agreement requires that amounts otherwise payable to TCA in a bankruptcy or similar proceeding of the Authority be paid to holders of senior secured indebtedness, with respect to the senior and junior relinquishment payments, and to holders of senior indebtedness, with respect to junior relinquishment payments, until they are paid in full, instead of to TCA. For that reason, TCA may receive less, ratably, than holders of senior unsecured indebtedness and junior indebtedness of the Authority in any such proceeding. In any of these cases, the Authority may not have sufficient funds to pay all of its creditors and TCA may receive less, ratably, than the holders of the Authority's senior indebtedness.

For the year ending September 30, 2006, the annual minimum priority distribution to the Mohegan Tribe was $16.3 million. The minimum priority distribution is adjusted annually to reflect the cumulative increase in the consumer price index.

4 - RISKS ASSOCIATED WITH TCA AND THE TCA PARTNERSHIP AGREEMENT - The Company would not be a creditor of TCA and it has no rights to the assets of the Authority in the event of a bankruptcy or similar proceeding against either TCA or the Authority. The Company does not have the power under the TCA Partnership Agreement to cause TCA to make any distributions to the Company.

If TCA becomes the debtor in a bankruptcy or similar proceeding, the Company would have the status of an equity holder, not a creditor, and would not be entitled to receive any distributions until all of TCA's creditors were paid in full.

If the Authority became the debtor in a bankruptcy or similar proceeding, TCA's rights and recovery would depend on numerous factors, including the type and outcome of the proceeding. If the Authority ceased operations and liquidated, under Chapter 7 of the Bankruptcy Code or otherwise, TCA's claim would likely be limited to the amount of unpaid Relinquishment Fees as of the time of liquidation. If the Authority reorganized under Chapter 11 of the Bankruptcy Code, TCA's claim would likely be based on an estimate of the Mohegan Sun's future revenues for the term of the Relinquishment Agreement. In any event, any recovery by TCA on its claims for senior or junior relinquishment fees would be subject to the prior payment in full of all indebtedness senior thereto.

As a result, the Company cannot give any assurance that, in the event of bankruptcy or financial difficulty of either TCA or the Authority, it would ultimately recover sufficient (or any) funds to pay amounts outstanding under the 8.625% Senior Notes.

The 8.625% Senior Notes are not collateralized by a pledge of the Company's partnership interest in TCA. Accordingly, in the event of an acceleration under the 8.625% Senior Notes Indenture, the trustee under the 8.625% Senior Notes Indenture will not be able to foreclose upon the equity in TCA.

The TCA Partnership Agreement requires consent by both partners in order to take any action. Accordingly, neither the Company nor Kerzner Investments has the authority to cause TCA to make any distributions, and Kerzner Investments has the ability to block any action taken by TCA. Although the TCA Partnership Agreement requires TCA to make distributions of excess cash, the distributions are reduced by certain undefined, discretionary amounts, including foreseeable needs of cash, obligations to third parties, adequate working capital and reserves and the amount needed by the partnership to conduct its business and carry out its purposes. A dispute between the partners as to the appropriate amount of such reductions could result in no or limited distributions by TCA, which could have a material adverse effect on the Company's ability to make required payments of interest, principal and premium on the 8.625% Senior Notes.

Under the TCA Partnership Agreement and certain other existing agreements, TCA must pay expenses and make certain payments and priority distributions prior to making distributions to the Company. Such expenses, payments and priority distributions include:

(1) operating expenses and to the extent operating expenses are less than $2 million annually, payment of the difference to Kerzner Investments and the principals of the Company, and

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less TCA's actual costs relating to the Project Sunburst expansion (TCA's accrued liability to Kerzner Investments with respect to such fee at March 31, 2007 was approximately $311,600).

5 - RISKS ASSOCIATED WITH THE BUY/SELL OPTION UNDER THE TCA PARTNERSHIP AGREEMENT - If a dispute occurs between the Company and Kerzner Investments, the buy/sell provision of the TCA Partnership Agreement could be invoked. If the buy/sell provision is invoked, the Company cannot assure you that it would have sufficient funds to buy out Kerzner Investments or, if the Company agreed to sell to Kerzner Investments, that the selling price would be sufficient to pay all amounts due on the 8.625% Senior Notes.

In the event of any dispute between the partners in TCA, either partner could invoke the buy/sell provision contained in the TCA Partnership Agreement. Pursuant to the buy/sell provision, the party invoking the buy/sell provision would deliver a notice to the other party requiring it to sell its interest or buy the invoking party's interest, in each case at the price set forth in such notice. The party receiving the notice must make the election within 45 days of receipt of the notice or be deemed to have accepted the offer to sell. If the offer to buy is elected, the party must close the purchase within 75 days of the end of the 45-day period. Any party may terminate the option at any time prior to closing by accepting the position of the other party. In the event Kerzner Investments were to invoke the buy/sell provision, the Company could:

a) buy Kerzner Investments' interest;

b) sell its interest; or

c) agree with Kerzner Investments on the point of dispute.

The Company may transfer its right to buy under the buy/sell provision of the TCA Partnership Agreement to Waterford Group or Waterford Group may fund the purchase of Kerzner Investments partnership interest. If the Company were to elect to buy Kerzner Investments partnership interest other than with funds provided by Waterford Group, the 8.625% Senior Notes Indenture requires the Company to redeem the 8.625% Senior Notes; however the Company cannot assure you that it would be able to raise funds sufficient for the Company to redeem the 8.625% Senior Notes on satisfactory terms, or at all.

If the Company were to sell its partnership interest in TCA, it is possible that the amount the Company receives would be insufficient to pay all amounts due on the 8.625% Senior Notes. If the Company were to concur with Kerzner Investments with respect to the point of dispute, it cannot assure you that Kerzner Investments' position would not have a material adverse effect on the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

6 - DIFFICULTIES IN ENFORCING OBLIGATIONS AGAINST THE AUTHORITY - The ability to enforce obligations against the Authority and the Mohegan Tribe is limited by the Mohegan Tribe's sovereign immunity.

Although the Mohegan Tribe and the Authority have sovereign immunity and may not be sued without their consent, both the Mohegan Tribe and the Authority have granted a limited waiver of sovereign immunity and consent to suit in connection with the Relinquishment Agreement, including suits against the Authority to enforce the obligation to pay fees due under the Relinquishment Agreement. In the event that such waiver of sovereign immunity is held to be ineffective, TCA could be precluded from judicially enforcing its rights and remedies. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes such as the Mohegan Tribe. In addition, the Company has no standing to enforce the Relinquishment Agreement and therefore would have to rely on TCA to enforce such agreement.

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

The Mohegan Tribe is permitted to amend the provisions of its constitution that establish the Authority and the Gaming Disputes Court with the approval of two-thirds of the members of the Tribal Council and a ratifying vote of a two-thirds majority of all of the members of the Mohegan Tribe, with at least 40% of the registered voters of the Mohegan Tribe voting. However, prior to the enactment of any such amendment by the Tribal Council, any non-tribal party will have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract. Further, the Mohegan Tribe's constitution prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Mohegan Tribal lands. Amendments to this provision of the Mohegan Tribe's constitution require the affirmative vote of 75% of all registered voters of the Mohegan Tribe. Amendment to any of such provisions of the Mohegan Tribe's constitution could adversely affect the ability of TCA to enforce the obligations of the Authority, which, in turn would adversely affect the Company's ability to pay principal, interest and premium on the 8.625% Senior Notes.

7 - FUTURE EXPANSION OF THE MOHEGAN SUN - In the event that the Mohegan Tribe decides to expand the Mohegan Sun, TCA has no rights associated with such expansion.

The Mohegan Tribe may in the future decide to expand the Mohegan Sun. Under the terms of the Relinquishment Agreement, TCA is entitled to 5% of all revenues derived directly or indirectly from the Mohegan Sun, including the Project Sunburst expansion but excluding revenues derived from any future expansions and from Class II gaming activities. If the Mohegan Sun is further expanded, TCA, under the terms of the Relinquishment Agreement will not be entitled to any of the revenues generated by the incremental expansion. The Relinquishment Agreement does not describe how the Authority would allocate which revenues were covered by the Relinquishment Agreement and which revenues were not. In addition, TCA has no rights to act as developer of any such expansion. The Company cannot assure you that any future expansion of the Mohegan Sun will not have a material adverse affect on the Authority, including by disrupting the current operations of the Mohegan Sun thereby affecting revenues and the Authority's ability to pay Relinquishment Fees to TCA. In addition, the Company cannot assure you that any future expansion will not draw guests to those portions of the Mohegan Sun from which TCA is not entitled to a percentage of revenues, thereby impacting the Relinquishment Fees. If the Mohegan Tribe were to take any action that would prejudice or have a material adverse effect on the rights of TCA under the Relinquishment Agreement, TCA could sue the Mohegan Tribe for breach of contract. The Company cannot assure you that any such lawsuit would be successful. See "Difficulties in Enforcing Obligations Against the Authority."

On November 16, 2006, the Authority announced plans for an estimated $740 million expansion at Mohegan Sun named Project Horizon. The expansion is expected to include a new 1,000 room hotel that will connect to the Sky hotel as well as the winter section of the Casino of the Earth with approximately 115,000 square feet of new retail and restaurant space, including three new restaurants and House of Blues - themed dining and entertainment amenities. The hotel is expected to be completed in the summer of 2010 while certain of the retail and restaurant components are scheduled to open in the fall of 2009.

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

There are several other groups in New England seeking federal recognition as tribes. If successful, these groups will most likely seek to establish casino operations. In Massachusetts, one such group is the Mashpee Wampanoag which received its final positive recognition in February 2007. If the Tribe successfully pursues gaming, this could mean significant competition for the Mohegan Sun.

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

In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, the Authority's ability to meet its obligations to creditors, such as TCA under the Relinquishment Agreement, would be doubtful. If the Authority were unable to meet its obligations, it would have a material adverse effect on the Company's ability to make payments of principal, interest and premiums on the 8.625% Senior Notes.

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

There have been no changes in the Company's accounting policies in fiscal year 2007.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of March 31, 2007.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 160,214,431     $  9,372,442    $ 18,744,884     $ 18,744,884   $ 113,352,221
Capital Lease
    Obligations....................                      0                0               0                0               0
Operating Lease
     Obligations ..................                      0                0               0                0               0
Purchase Obligations ..............                      0                0               0                0               0
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                      0                0               0                0               0
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 160,214,431     $  9,372,442    $ 18,744,884     $ 18,744,884   $ 113,352,221
                                             =============     ============    ============     ============   =============


(1) As of March 31, 2007, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. At March 31, 2007, the Company had an aggregate long-term senior indebtedness of $108,666,000. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any Company Excess Cash (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

In consideration for the termination of such agreements, TCA, subject to available cash, will pay the following obligations in the priority set forth below:

    (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2 million less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For each of the three-month periods ended March 31, 2007 and 2006, no amounts had been incurred by TCA in terms of the first priority.

    (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of March 31, 2007, no capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at March 31, 2007. The accrued liability to Kerzner Investments with respect to such fee at March 31, 2007 was approximately $311,600.

    (v) Fifth, to pay Kerzner Investments an annual amount (in the form of a priority distribution) of $5 million payable in equal quarterly installments of $1.25 million beginning March 31, 2000 and ending December 31, 2006. The final payment was made during the quarter ended March 31, 2007.

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

Pursuant to the terms of the Relinquishment Agreement, TCA received the senior relinquishment payment of $9,251,605 on April 25, 2007. On April 26, 2007, TCA made distributions $4,625,802 ($2,312,901 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $4,584,198 ($2,292,099 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be reflected in the financial statements for the quarter ending June 30, 2007.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

Total expenses for the three months ended March 31, 2007 were $3,698,177 compared with $3,876,220 for the three months ended March 31, 2006. (a) Interest expense decreased by $277,224 and amortization of deferred financing costs increased by $2,190 primarily due to the redemption of the 8.625% Senior Notes in the principal amounts of $6,042,000 and $8,377,000 on September 15, 2006 and March 15, 2007, respectively, and (b) salary - related party increased by $47,048 due to (i) the increase in Revenues of the Mohegan Sun and (ii) the increase in the percentage of the incentive compensation under the terms of Mr. Len Wolman's employment agreement that is based on the revenues of Mohegan Sun that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended March 31, 2007 and 2006 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun).

Equity in income of Trading Cove Associates for the three-months ended March 31, 2007 was $9,100,574 compared with $8,118,996 for the three-months ended March 31, 2006. The Company has included amortization of purchased interests of $110,007 in each of the quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement.

As a result of the foregoing factors, the Company experienced net income of $5,570,977 for the three-months ended March 31, 2007 compared with net income of $4,381,591 for the three-months ended March 31, 2006.

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

On January 4, 2000 in accordance with the terms of the 9.50% Senior Notes indenture, and the Security and Control Agreement, $15,000,000 was transferred to restricted investments.

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

Tax distributions totaling approximately $29,171,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006 in accordance with the terms of the applicable indentures. On January 10, 2007 and on April 11, 2007, tax distributions of approximately $3,816,000 and $453,000, respectively, were made by the Company.

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

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $86,173,000 and $98,739,000 at March 31, 2007 and 2006, respectively.

For the quarters ended March 31, 2007 and 2006, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $7,852,170 and $6,540,068, respectively.

Current assets decreased from $10,716,411 at December 31, 2006 to $5,997,850 at March 31, 2007. The decrease was primarily attributable to (a) the scheduled semi-annual payment of interest on March 15, 2007 on the 8.625% Senior Notes in the amount of approximately $5,047,000, (b) by the redemption on March 15, 2007 of 8.625% Senior Notes in the principal amount of $8,377,000, at the redemption price of 105.581% of the principal amount being redeemed, and (c) by distributions to Waterford Group on January 10, 2007 and March 15, 2007 of approximately $3,816,000 and $493,000, respectively, and offset by approximately $7,852,000 of cash provided by operating activities.

Current liabilities decreased from $3,286,194 at December 31, 2006 to $562,499 at March 31, 2007. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $2,555,900 (on March 15, 2007 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $5,047,000 was paid) and by a decrease in accrued expenses and accounts payable of approximately $167,800 (primarily attributable to a decrease in the amount due for salary-related party of approximately $146,100 and by the decrease in the amount due for accounting services of approximately $25,700).

For the three months ended March 31, 2007 and 2006, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $493,048 and $382,814, respectively. The net cash provided by investing activities in 2007 and 2006 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of March 31, 2007 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the three months ended March 31, 2007 and 2006, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $12,685,608 and $10,173,558, respectively. The net cash used in financing activities in 2007 was due to the redemption of 8.625% Senior Notes on March 15, 2007 in the principal amount of $8,377,000 and by distributions to Waterford Group of $4,308,608. The net cash used in financing activities in 2006 was due to the redemption of the 8.625% Senior Notes on March 15, 2006 in the principal amount of $6,477,000, and by distributions to Waterford Group of $3,696,558.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at March 31, 2007 and December 31, 2006. The fair value of the Company's long-term debt at March 31, 2007 and December 31, 2006 is estimated to be approximately $115,186,000 and $123,773,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at March 31, 2007 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 5.07% and matures June 15, 2007 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b)  Changes in Internal Controls

There has been no change in the Company's internal controls over financial reporting during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls or financial reporting.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings:

On January 6, 1998, Leisure Resort Technology, Inc. ("Leisure") and defendants the Company, TCA, LMW Investments, Inc., and Slavik Suites settled a prior lawsuit brought by Leisure. In connection with this settlement, Leisure, the Company, TCA, LMW Investments, Inc., and Slavik Suites entered into a settlement and release agreement. Pursuant to this settlement and release agreement, the Company bought Leisure's beneficial interest in TCA.

By complaint dated January 7, 2000, as amended February 4, 2000, Leisure filed a four count complaint naming as defendants the Company, TCA, LMW Investments, Inc., Slavik Suites, Waterford Group, Len Wolman and Mark Wolman (collectively, the "Defendants"). The matter has been transferred to the complex litigation docket and is pending in Waterbury, Connecticut. The complaint alleged breach of fiduciary duties, fraudulent non-disclosure, violation of Connecticut Statutes
Section 42-110a, et seq. and unjust enrichment in connection with the negotiation by certain of the Defendants of the settlement and release agreement. The complaint also brought a claim for an accounting. The complaint seeks unspecified legal and equitable damages.

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, two of the four counterclaims remain pending. The Company and TCA have filed an appeal of the Court's decision dismissing the vexatious litigation counterclaims against certain of Leisure's shareholder's.

Item 2 -- Changes in Securities:
       None

Item 3 -- Defaults upon Senior Securities:
       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended March 31, 2007.

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

                 10.18        Agreement, dated September 28, 1998, by and among,
                              Waterford Gaming, L.L.C., Slavik Suites, Inc., LMW
                              Investments, Inc., Len Wolman, Mark Wolman,
                              Stephan F. Slavik, Sr. and Del J. Lauria (Len
                              Wolman's Employment Agreement).  (v)
                 10.19        Agreement Relating to Development Services, dated
                              as of February 9, 1998, between Trading Cove
                              Associates and Sun International Management
                              Limited.  (vi)
                 10.20        Local Construction Services Agreement, dated as of
                              February 9, 1998 between Sun International
                              Management Limited and Wolman Construction,
                              L.L.C. (vi)
                 10.21        Escrow Deposit Agreement,  dated as of the 3rd day
                              of March  1999,  by and among the  Mohegan  Tribal
                              Gaming Authority and First Union National Bank, as
                              Defeasance Agent. (vi)
                 10.22        Deferred  Compensation  Agreement,  dated November
                              22, 2006 between Waterford Gaming, L.L.C. and
                              Alan Angel (ix)
                 21.1         Subsidiaries of Waterford Gaming, L.L.C. (i)
                 21.2         Subsidiaries of Waterford Gaming Finance Corp. (i)
                 31           Certifications.  (x)


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

    (ix) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 Commission File No. 333-17795, as accepted by the Commission on March 21, 2007.

    (x)   Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on April 6, 2007

          Item 8.01

          On April 5, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on April 5, 2007, on its website of its Slot Machine Statistical Report for Mohegan Sun at Pocono Downs containing statistics relating to slot handle, gross slot win, gross slot hold percentage, Pennsylvania gaming taxes and weighted average number of slot machines, on a monthly basis for the period from inception of slot operations (November 10, 2006) to March 31, 2007, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: April 5, 2007


(ii) Form 8-K Filed on April 17, 2007

          Item 8.01

          On April 16, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on April 16, 2007, on its website of its Slot Machine Statistical Report for Mohegan Sun containing statistics relating to slot handle, gross slot win, gross slot hold percentage, Connecticut slot win contributions, and weighted average number of slot machines, on a monthly basis for the six months ended March 31, 2007 and the fiscal year ended September 30, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: April 16, 2007


(iii) Form 8-K Filed on May 3, 2007

          Item 8.01

          On May 2, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended March 31, 2007, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report:  May 2, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 11, 2007                   By: /s/ Len Wolman
                                         Len Wolman, Chief Executive Officer






Date: May 11, 2007                   By: /s/ Alan Angel
                                         Alan Angel, Chief Financial Officer