Form 10-Q
period 2007-06-30
WATERFORD GAMING LLC
filed 2007-08-23
CIK 1028911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period ended 06/30/07
                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

                            WATERFORD GAMING, L.L.C.
                               INDEX TO FORM 10-Q



                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

Condensed Balance Sheets of Waterford Gaming, L.L.C. as of
June 30, 2007  and  December 31, 2006 (unaudited)                           1
Condensed Statements of Income of Waterford Gaming, L.L.C.
for the three-month and six-month periods ended
June 30, 2007 and 2006 (unaudited)                                          2
Condensed Statements of Changes in Member's Deficiency of
Waterford Gaming, L.L.C. for the six-month periods ended
June 30, 2007 and 2006 (unaudited)                                          3
Condensed Statements of Cash Flows of Waterford Gaming, L.L.C.
for the six-month periods ended June 30, 2007 and 2006 (unaudited)          4
Notes to Condensed Financial Statements for Waterford
Gaming, L.L.C. (unaudited)                                                  5
Report of Independent Registered Public Accounting Firm                    10

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item 3 -- Quantitative and Qualitative Disclosures about
          Market Risk                                                      25
Item 4 -- Controls and Procedures                                          26

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                26
Item 2 -- Changes in Securities                                            26
Item 3 -- Defaults upon Senior Securities                                  26
Item 4 -- Submission of Matters to a Vote of Security Holders              27
Item 5 -- Other Information                                                27
Item 6 -- Exhibits and Reports on Form 8-K                                 27
Signatures                                                                 31

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements


                            Waterford Gaming, L.L.C.

                            Condensed Balance Sheets

                       June 30, 2007 and December 31, 2006

                                   (Unaudited)

                 -----------------------------------------------


                                                                                   June 30,        December 31,
                                                                                     2007              2006
                                                                                -------------      ------------
               ASSETS

Current assets
    Cash and cash equivalents                                                   $     349,351      $  5,545,447
    Restricted investments                                                          4,761,669         5,127,232
    Other current assets                                                               83,830            43,732
                                                                                -------------      ------------
      Total current assets                                                          5,194,850        10,716,411

Trading Cove Associates - equity investment                                        16,905,623        17,361,101
Beneficial interest - Leisure Resort Technology, Inc.                               2,840,637         3,028,079
Deferred financing costs, net of accumulated amortization of $2,327,255
      and $2,055,152 at June 30, 2007 and December 31, 2006, respectively,          1,515,776         1,787,879
                                                                                -------------      ------------
      Total assets                                                              $  26,456,886      $ 32,893,470
                                                                                =============      ============


               LIABILITIES AND MEMBER'S DEFICIENCY

Current liabilities
    Accrued expenses and accounts payable                                       $     147,163      $    313,789
    Accrued interest on senior notes payable                                        2,759,664         2,972,405
                                                                                -------------      ------------
      Total current liabilities                                                     2,906,827         3,286,194

8.625% senior notes payable                                                       108,666,000       117,043,000
                                                                                -------------      ------------
      Total liabilities                                                           111,572,827       120,329,194
                                                                                -------------      ------------
Commitments and contingent liabilities

Member's deficiency                                                               (85,115,941)      (87,435,724)
                                                                                -------------      ------------
      Total liabilities and member's deficiency                                 $  26,456,886      $ 32,893,470
                                                                                =============      ============

The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                         Condensed Statements of Income

            For the three and six months ended June 30, 2007 and 2006

                                   (Unaudited)
            ---------------------------------------------------------


                                                      For the           For the           For the          For the
                                                    three months      three months       six months       six months
                                                       ended             ended             ended            ended
                                                   June 30, 2007     June 30, 2006      June 30, 2007    June 30, 2006
                                                  ---------------   ----------------   ---------------  ---------------

Expenses

     Interest expense                             $     2,343,110   $      2,654,020   $     4,834,738  $     5,422,872
     Premium on redemption of 8.625% senior notes             ---                ---           467,520          427,223
     Salary - related party                               369,595            324,973           728,145          636,475
     General and administrative                            76,000             87,752           163,618          165,724
     Amortization of beneficial interest -
        Leisure Resort Technology, Inc.                    94,239             94,239           187,442          187,442
     Amortization on deferred financing costs              72,445             82,058           272,103          279,526
                                                  ---------------   ----------------   ---------------  ---------------

             Total expenses                             2,955,389          3,243,042         6,653,566        7,119,262
                                                  ---------------   ----------------   ---------------  ---------------


     Interest and dividend income                          93,729             98,983           262,309          237,798
     Equity in income of
        Trading Cove Associates                         8,976,426          8,596,927        18,077,000       16,715,923
                                                  ---------------   ----------------   ---------------  ---------------
             Net income                           $     6,114,766   $      5,452,868   $    11,685,743  $     9,834,459
                                                  ===============   ================   ===============  ===============


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

             Condensed Statements of Changes in Member's Deficiency

               For the six months ended June 30, 2007 and 2006

                                   (Unaudited)

             ------------------------------------------------------

For the six months ended June 30, 2007

Balance, January 1, 2007                                    $    (87,435,724)

Distributions                                                     (9,365,960)

Net income                                                        11,685,743
                                                            ----------------
Balance, June 30, 2007                                      $    (85,115,941)
                                                            ================


For the six months ended June 30, 2006

Balance, January 1, 2006                                    $    (99,423,755)

Distributions                                                     (7,625,525)

Net income                                                         9,834,459
                                                            ----------------
Balance, June 30, 2006                                      $    (97,214,821)
                                                            ================


The accompanying notes are an integral part of these condensed financial statements.

                            Waterford Gaming, L.L.C.

                       Condensed Statements of Cash Flows

                 For the six months ended June 30, 2007 and 2006

                                   (Unaudited)
                 -----------------------------------------------

                                                                         2007          2006
                                                                    -------------  -------------

Cash flows from operating activities
    Net income                                                      $  11,685,743  $   9,834,459
    Adjustments to reconcile net income
      to net cash provided by operating activities
         Amortization                                                     459,545        466,968
         Accretion of discount on restricted investment securities       (124,308)      (115,093)
         Equity in income of Trading Cove Associates                  (18,077,000)   (16,715,923)
         Operating distributions from Trading Cove Associates          18,532,478     16,993,215
         Changes in operating assets and liabilities
           Other current assets                                           (40,098)       (56,613)
           Accrued expenses and accounts payable                         (166,626)      (219,137)
           Accrued interest on senior notes payable                      (212,741)      (164,489)
                                                                    -------------  -------------
                  Net cash provided by
                     operating activities                              12,056,993     10,023,387
                                                                    -------------  -------------
Cash flows from investing activities
    Maturities of restricted investments                               15,085,358      5,682,004
    Purchases of restricted investments                               (14,595,487)    (5,304,953)
                                                                    -------------  -------------
                  Net cash provided by
                     investing activities                                 489,871        377,051
                                                                    -------------  -------------
Cash flows from financing activities
    Redemption of  8.625% senior notes payable                         (8,377,000)    (6,477,000)
    Distributions to member                                            (9,365,960)    (7,625,525)
                                                                    -------------  -------------
                  Net cash used in
                     financing activities                             (17,742,960)   (14,102,525)
                                                                    -------------  -------------
                  Net change in cash and cash equivalents              (5,196,096)    (3,702,087)

Cash and cash equivalents

Beginning of period                                                     5,545,447      4,967,809
                                                                    -------------  -------------
End of period                                                       $     349,351  $   1,265,722
                                                                    =============  =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                        $   5,047,479  $   5,587,361
                                                                    =============  =============


    Cash paid during the period for premium on
      redemption of 8.625% senior notes                             $     467,520  $     427,223
                                                                    =============  =============

The accompanying notes are an integral part of these condensed financial statements.

                            WATERFORD GAMING, L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.      Basis of Presentation:

The unaudited condensed interim financial statements have been prepared in accordance with the policies described in Waterford Gaming, L.L.C.'s (the "Company") 2006 audited financial statements and should be read in conjunction with the Company's Annual Report for the fiscal year ended December 31, 2006 on Form 10-K as filed with the Securities and Exchange Commission (the "Commission") on March 21, 2007. The condensed balance sheet at December 31, 2006, contained herein, was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and required by accounting principles generally accepted in the United States of America. The unaudited condensed interim financial statements include only normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements in conformity with accounting principles generally accepted in the Unites States of America for interim reporting. Statements of income for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2.      Trading Cove Associates - Equity Investment:

As of June 30, 2007 and 2006, the following unaudited summary information relates to Trading Cove Associates ("TCA" or "Trading Cove"). Total revenues and net income are for the six-month periods ended June 30, 2007 and 2006:

                                                2007              2006
                                           -------------     -------------


Total current assets                       $  28,909,702     $  28,578,331
                                           =============     =============
Total assets                               $  30,573,208     $  30,463,355
Total liabilities                             (1,350,856)         (424,660)
                                           -------------     -------------
Partners' capital                          $  29,222,352     $  30,038,695
                                           =============     =============

Total revenues                             $  37,696,716     $  36,533,957
                                           =============     =============
Net income                                 $  36,594,027     $  36,371,873
                                           =============     =============
Company's interest:
  Trading Cove Associates -
   equity investment, beginning
   of period                               $  17,361,101     $  17,406,115
   Distributions                             (18,532,478)      (16,993,215)
                                           -------------     -------------
                                              (1,171,377)          412,900
                                           -------------     -------------
Income from Trading Cove
  Associates                                  18,297,014        16,935,937
Amortization of interests
  purchased                                     (220,014)         (220,014)
                                           -------------     -------------
Equity in income of
  Trading Cove Associates                     18,077,000        16,715,923
                                           -------------     -------------
Trading Cove Associates -
  equity investment, end of period         $  16,905,623     $  17,128,823
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

Until March 17, 1999, the payments made to Leisure pursuant to the settlement and release agreement and associated costs were amortized on a straight-line basis over the remaining term of the Amended and Restated Gaming Facility Management Agreement (the "Management Agreement"). As a result of the Relinquishment Agreement between TCA and the Authority (the "Relinquishment Agreement") becoming effective, the remaining balance is being amortized over 189 months beginning March 18, 1999. Accumulated amortization at June 30, 2007 and December 31, 2006 amounts to $4,216,574 and $4,029,132, respectively.


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

                                   (Unaudited)

The 8.625% Senior Notes Indenture contains certain affirmative and negative covenants customarily contained in such agreements, including without limitation, covenants that restrict, subject to specified exceptions the Company's and Finance's ability to (i) borrow money, (ii) make distributions on its equity interests or certain other restricted payments, (iii) use assets as security in other transactions, (iv) make investments, (v) sell other assets or merge with other companies, and (vi) engage in any business except as currently conducted or contemplated or amend their relationship with TCA. The 8.625% Senior Notes Indenture also provides for customary events of default and the establishment of a restricted investment account with a trustee for interest reserves ("IRA"). The IRA consists of an amount of funds equal to the interest payment due on the 8.625% Senior Notes on the following interest payment date. The IRA will be released and the Company can make a permitted distribution to Waterford Group, LLC ("Waterford Group") once the Leverage Ratio, as defined in the 8.625% Senior Notes Indenture, is less than or equal to 3.0 to 1.0.

The fair value of the Company's senior notes payable at June 30, 2007 and December 31, 2006 is estimated to be approximately $113,284,000 and $123,773,000, respectively, based on the market quotations obtained by the Company.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments a fee, as subcontractor (the "Development Services Fee Phase II"), equal to 3% of the development costs of the Project Sunburst expansion at the Mohegan Sun (the "Project Sunburst expansion"), excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At June 30, 2007, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at June 30, 2007. The Development Services Fee Phase II is paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations. At June 30, 2007, TCA's accrued liability to Kerzner Investments pursuant to the Development Services Fee Phase II was approximately $311,600.

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

On September 28, 1998, the Company entered into an employment agreement with Len Wolman. The employment agreement provides for a base annual salary of $250,000 reduced by any amounts Mr. Wolman receives as a salary from TCA for such period. In addition, pursuant to the employment agreement, the Company agreed to pay Mr. Wolman an amount equal to 0.05% of the revenues of the Mohegan Sun including the Project Sunburst expansion to the extent Mr. Wolman has not received such amounts from TCA. On and after January 1, 2004, the Company agreed to pay to Mr. Wolman incentive compensation based on the revenues of the Mohegan Sun, including the Project Sunburst expansion, as a percentage (ranging from 0.00% to 0.10%) to be determined using a formula attached to the employment agreement which compares actual revenues to predetermined revenue targets. For the six-month periods ended June 30, 2007 and 2006, the Company incurred $728,145 and $636,475, respectively, as an expense pursuant to Len Wolman's employment agreement.

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

OTHER RELATED PARTY TRANSACTIONS

For each of the six-month periods ended June 30, 2007 and 2006, approximately $21,000 was incurred by TCA for accounting services rendered by the principals and affiliates of the Company as part of TCA's operating expenses. In addition, for the six-month periods ended June 30, 2007 and 2006, TCA incurred approximately $456,000 and $0, respectively, to the principals of the Company in connection with the first priority payments set forth under the section "Trading Cove Associates Material Agreements - Amended and Restated Omnibus Termination Agreement".

Waterford Group, Slavik Suites, Inc. ("Slavik Suites") and the other principals of the Company and Waterford Group have interests in and may acquire interests in hotels in southeastern Connecticut which have or may have arrangements with the Mohegan Sun to reserve and provide hotel rooms to patrons of the Mohegan Sun.


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

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, the Court dismissed the vexatious litigation counterclaims against Leisure's shareholders. The Company and TCA have filed an appeal of the Court's decision dismissing those counterclaims against Leisure's shareholders. On July 25, 2007 the Company and TCA moved to default Leisure and the Court granted that motion.

                                   (Unaudited)
                                        9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Waterford Gaming, L.L.C.

We have reviewed the accompanying condensed balance sheet of Waterford Gaming, L.L.C. (the "Company") as of June 30, 2007, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed statements of changes in member's deficiency and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
August 23, 2007

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

For the six-month periods ended June 30, 2007 and 2006, total Relinquishment Fees earned by TCA were $37,696,716 and $36,533,957, respectively. The amount of Relinquishment Fees reported in this quarterly report on Form 10-Q are based upon Revenues reported to TCA by the Authority.

The Relinquishment Agreement was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-17795), as accepted by the Commission on November 13, 1998, and is incorporated herein by reference.

b) DEVELOPMENT AGREEMENT AND OTHER RELATED AGREEMENTS

On February 7, 1998, TCA and the Authority entered into the Development Services Agreement (the "Development Agreement"). Pursuant to the Development Agreement, TCA agreed to oversee the design, construction, furnishing, equipping and staffing of the Project Sunburst expansion for a $14,000,000 development fee (the "Development Fee").

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

Pursuant to the Development Agreement, the Authority agreed to pay the Development Fee to TCA quarterly beginning on January 15, 2000, based on incremental completion of the Project Sunburst expansion as of each payment date. The Authority has paid TCA $14,000,000 as Development Fee payments in accordance with the terms of the Development Agreement.

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

Pursuant to the Development Services Agreement Phase II, TCA pays to Kerzner Investments the Development Services Fee Phase II, equal to 3% of the development costs of the Project Sunburst expansion, excluding capitalized interest, less all costs incurred by TCA in connection with the Project Sunburst expansion. At June 30, 2007, all of TCA's costs associated with the Project Sunburst expansion had not been paid, however reasonable estimates of those costs have been provided for in TCA's financial statements at June 30, 2007. The Development Services Fee Phase II is paid in installments due on December 31, 1999 and 2000 and on the Completion Date, as defined in the Development Agreement, with a final payment being made when the actual development costs of the Project Sunburst expansion are known. TCA pays the Development Services Fee Phase II from available cash flow, if any, in accordance with the Amended and Restated Omnibus Termination Agreement. TCA's total development costs of the Project Sunburst expansion which comprises the Development Services Fee Phase II and TCA's costs related to the development of the Project Sunburst expansion will exceed the related revenue received by TCA under the Development Agreement by approximately $15,964,000. This cost overrun has previously been recorded by TCA in its statement of operations.

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

As of June 30, 2007, the Company has an aggregate long-term senior indebtedness of $108,666,000, consisting of the 8.625% Senior Notes. The Authority is also highly leveraged. The Authority's total debt was approximately $1.29 billion as of June 30, 2007.

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

Under the TCA Partnership Agreement and certain other existing agreements, TCA must pay expenses and make certain payments and priority distributions prior to making distributions to the Company. Such expenses, payments and priority distributions include:

(1) operating expenses and to the extent operating expenses are less than $2,000,000 annually, payment of the difference to Kerzner Investments and the principals of the Company, and

(2) the development fee to be paid to Kerzner Investments, Construction, and The Slavik Company and related development expenses equal to 3% of the total cost of the Project Sunburst expansion, excluding capitalized interest, less TCA's actual costs relating to the Project Sunburst expansion (TCA's accrued liability to Kerzner Investments with respect to such fee at June 30, 2007 was approximately $311,600).

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

In addition, several other federally recognized tribes in New England are seeking to establish gaming operations. The recently recognized Mashpee Wampanoag Tribe has purchased land in the town of Middleborough, Massachussetts, for gaming purposes. If successful, this could mean significant competition for the Mohegan Sun. The Narragansett Tribe of Rhode Island, the Aquinnah Wampanoag Tribe (Gay Head) in Massachussetts and all four of the tribes in the State of Maine (Penobscot, Passamaquoddy, Houlton Band and Micmac) also continue to explore gaming opportunities that, if successful, could adversely impact Mohegan Sun patronage.

In Connecticut, the Schaghticoke Tribal Nation and the Historic Eastern Pequot Tribe are appealing decisions of the Bureau of Indian Affairs to deny their recognition petitions. If the appeals are successful, the two tribes will no doubt pursue gaming.

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

Under federal law, gaming on Indian land is dependent on the permissibility under state law of certain forms of gaming or similar activities. If the State of Connecticut were to make various forms of gaming illegal or against public policy, such action may have an adverse effect on the ability of the Authority to conduct gaming. In fact, the State of Connecticut repealed the Las Vegas Casino Nights statute in 2003, but the state attorney general has opined that this does not affect the two existing Indian gaming compacts.

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

E - TABLE OF CONTRACTUAL OBLIGATIONS

The following table provides an overview of the Company's aggregate contractual obligations as of June 30, 2007.


CONTRACTUAL OBLIGATIONS                                                    PAYMENTS DUE BY PERIOD
-----------------------                                                    ----------------------
                                                                LESS THAN 1                                      MORE THAN
                                                TOTAL              YEAR          1-3 YEARS       3-5 YEARS        5 YEARS
                                             -------------     ------------    ------------     ------------   -------------
Long-Term Debt
    Obligations(1).................          $ 160,214,431     $  9,372,442    $ 18,744,884     $ 18,744,884   $ 113,352,221
Capital Lease
    Obligations....................                    ---              ---             ---              ---             ---
Operating Lease
     Obligations ..................                    ---              ---             ---              ---             ---
Purchase Obligations ..............                    ---              ---             ---              ---             ---
Other Long-Term
    Liabilities on the
      Registrant's Balance
        Sheet under GAAP ..........                    ---              ---             ---              ---             ---
                                             -------------     ------------    ------------     ------------   -------------
Total (1)..........................          $ 160,214,431     $  9,372,442    $ 18,744,884     $ 18,744,884   $ 113,352,221
                                             =============     ============    ============     ============   =============


(1) As of June 30, 2007, the Company's long-term debt consists of obligations under its 8.625% Senior Notes. At June 30, 2007, the Company had an aggregate long-term senior indebtedness of $108,666,000. Interest on the outstanding principal amount of 8.625% Senior Notes is payable by the Company semi-annually in arrears on March 15th and September 15th at a rate of 8.625% per annum. The outstanding principal amount of 8.625% Senior Notes is due and payable in full on September 15, 2012. In addition to making payments of principal and interest as described in the preceding sentences, on March 15th and September 15th of each year, the Company and Finance must redeem their 8.625% Senior Notes with any Company Excess Cash (as defined in the 8.625% Senior Notes Indenture) at a redemption price expressed as a percentage of the principal amount of notes being redeemed. Such redemption price declines annually from 108.625% for redemptions made between September 15, 2003 and September 14, 2004, to 100% for redemptions made after September 14, 2012. Any reduction in principal amount of the 8.625% Senior Notes with Company Excess Cash will lower the interest payments payable by the Company in subsequent periods.

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

In consideration for the termination of such agreements, TCA, subject to available cash, will pay the following obligations in the priority set forth below:

    (i) First, to pay all unpaid amounts which may be due under the terminated Letter Agreement and to pay certain affiliates of the Company and to Kerzner Investments a percentage of an annual fee of $2,000,000 less the actual expenses incurred by TCA during such year. Such annual fee is payable in equal quarterly installments beginning March 31, 2000 and ending December 31, 2014. For the six months ended June 30, 2007 and 2006, $911,648 ($455,824 to each of Kerzner Investments and affiliates of the Company) and $0, respectively, had been incurred by TCA in terms of the first priority.

    (ii) Second, to return all capital contributions made by the partners of TCA after September 29, 1995. As of June 30, 2007, no capital contributions remained outstanding.

    (iii) Third, to pay any accrued amounts for obligations performed prior to January 1, 2000 under the Financing Arrangement Agreement. All such required payments were made during 2000.

    (iv) Fourth, to make the payments set forth in the agreements relating to the Development Services Agreement Phase II and the Local Construction Services Agreement. No such payments are required or due at June 30, 2007. The accrued liability to Kerzner Investments with respect to such fee at June 30, 2007 was approximately $311,600.

    (v) Fifth, to pay Kerzner Investments an annual fee (in the form of a priority distribution) of $5,000,000 payable in equal quarterly installments of $1,250,000 beginning June 30, 2000 and ending December 31, 2006. The final payment was made during 2007.

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

On July 26, 2007, TCA made distributions of $14,222,556 ($7,111,278 to each of Kerzner Investments and the Company) pursuant to the seventh priority and $13,236,796 ($6,618,398 to each of Kerzner Investments and the Company) pursuant to the eighth priority. Such distributions will be reflected in the financial statements for the quarter ending September 30, 2007.

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

G - RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2007 AND 2006

Total expenses for the three-months ended June 30, 2007 were $2,955,389 compared with $3,243,042 for the three-months ended June 30, 2006. (a) Interest expense decreased by $310,910 and amortization of deferred financing costs decreased by $9,613 primarily due to the redemption of the 8.625% Senior Notes in the principal amounts of $6,042,000 and $8,377,000 on September 15, 2006 and March 15, 2007, respectively, and (b) salary - related party increased by $44,622 due to (i) the increase in Revenues of the Mohegan Sun and (ii) the increase in the percentage of the incentive compensation under the terms of Mr. Len Wolman's employment agreement that is based on the Revenues of Mohegan Sun that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the quarters ended June 30, 2007 and 2006 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun).

Equity in income of Trading Cove Associates for the three-months ended June 30, 2007 was $8,976,426 compared with $8,596,927 for the three-months ended June 30, 2006. The Company has included amortization of purchased interests of $110,007 in each of the quarter's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement.

As a result of the foregoing factors, the Company experienced net income of $6,114,766 for the three-months ended June 30, 2007 compared with net income of $5,452,868 for the three-months ended June 30, 2006.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Total expenses for the six-months ended June 30, 2007 was $6,653,566 compared with $7,119,262 for the six-months ended June 30, 2006. Interest expense decreased by $588,134 and amortization on deferred financing costs decreased by $7,423 primarily due to the redemption of the 8.625% Senior Notes in the principal amounts of $6,042,000 and $8,377,000 on September 15, 2006 and March 15, 2007, respectively, (b) salary - related party increased by $91,670 due to
(i) the increase in Revenues of the Mohegan Sun and (ii) the increase in the percentage of the incentive compensation under the terms of Mr. Len Wolman's employment agreement that is based on the Revenues of the Mohegan Sun that ranges from 0.00% to 0.10% of the Revenues of the Mohegan Sun (for the six-months ended June 30, 2007 and 2006 incentive compensation was calculated at 0.08% and 0.07%, respectively, of the Revenues of the Mohegan Sun).

Equity in income of TCA for the six-months ended June 30, 2007 was $18,077,000 compared with $16,715,923 for the six-months ended June 30, 2006. The Company has included amortization of purchased interests of $220,014 in each six-month period's equity income. The Company's share of TCA's results fluctuates based upon revenues earned by TCA under the Relinquishment Agreement and distributions and payments made by TCA under the Amended and Restated Omnibus Termination Agreement.

As a result of the foregoing factors, the Company experienced net income of $11,685,743 for the six-months ended June 30, 2007 compared with net income of $9,834,459 for the six-months ended June 30, 2006.

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

Tax distributions totaling approximately $29,171,000 were made by the Company during 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006 in accordance with the terms of the applicable indentures. On January 10, 2007, April 11, 2007, and June 11, 2007 tax distributions of approximately $3,816,000, $453,000 and $4,604,000 respectively, were made by the Company.

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

Accordingly, after taking into consideration net income (loss) since inception the Company has a member's deficit of approximately $85,116,000 and $97,215,000 at June 30, 2007 and 2006, respectively.

For the six-months ended June 30, 2007 and 2006, net cash provided by operating activities (as shown in the Condensed Statements of Cash Flows) was $12,056,993 and $10,023,387, respectively.

Current assets decreased from $10,716,411 at December 31, 2006 to $5,194,850 at June 30, 2007. The decrease was primarily attributable to (a) the scheduled semi-annual payment of interest on March 15, 2007 on the 8.625% Senior Notes in the amount of approximately $5,047,000, (b) by the redemption on March 15, 2007 of 8.625% Senior Notes in the principal amount of $8,377,000, at the redemption price of 105.581% of the principal amount being redeemed, and (c) by distributions to Waterford Group on January 10, 2007, March 15, 2007, April 11, 2007 and June 11, 2007 of approximately $3,816,000, $493,000, $453,000 and
$4,604,000, respectively and offset by approximately $12,057,000 of cash provided by operating activities.

Current liabilities decreased from $3,286,194 at December 31, 2006 to $2,906,827 at June 30, 2007. The decrease was primarily attributable to a decrease in accrued interest on senior notes payable of approximately $213,000 (on March 15, 2007 the scheduled semi-annual payment of interest on the 8.625% Senior Notes in the amount of approximately $5,047,000 was paid) and by a decrease in accrued expenses and accounts payable of approximately $167,000 (primarily attributable to a decrease in the amount due for salary-related party of approximately $149,000 and by the decrease in the amount due for accounting services of approximately $16,000).

For the six-months ended June 30, 2007 and 2006, net cash provided by investing activities (as shown in the Condensed Statements of Cash Flows) was $489,871 and $377,051, respectively. The net cash provided by investing activities in 2007 and 2006 was the result of net maturities and purchases of restricted investments.

The Company anticipates that no additional contributions will have to be made by the Company to TCA (to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun). As of June 30, 2007 $5,000,000 had been contributed by the Company to TCA to fund certain of TCA's development expenses in connection with the Project Sunburst expansion at the Mohegan Sun.

For the six-months ended June 30, 2007 and 2006, net cash used in financing activities (as shown in the Condensed Statements of Cash Flows) was $17,742,960 and $14,102,525, respectively. The net cash used in financing activities in 2007 was due to the redemption of the 8.625% Senior Notes on March 15, 2007 in the principal amount of $8,377,000 and by distributions to Waterford Group of $9,365,960. The net cash used in financing activities in 2006 was due to the redemption of the 8.625% Senior Notes on March 15, 2006 in the principal amount of $6,477,000, and by distributions to Waterford Group of $7,625,525.

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


On August 1, 2007 the Company and Finance had Company Excess Cash (which totaled approximately $12,590,000), as defined in the 8.625% Senior Notes Indenture, and after deducting (i) all Required IRA True-Up Payments, as defined in the 8.625% Senior Notes Indenture, (which totaled $0) and (ii) the amount set aside for the payment of accrued and unpaid interest on the interest payment date that corresponds to the redemption date for which the determination is being made (which totaled $4,686,221), the amount available for a mandatory redemption of the 8.625% Senior Notes totaled approximately $7,904,000, and accordingly on September 15, 2007 the Company and Finance will make a mandatory redemption of the 8.625% Senior Notes in the principal amount of $7,559,000 at the redemption price of 104.566%. Such redemption price is expressed as a percentage of the principal amount being redeemed.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not earnings or cash flows. Therefore, interest rate risk and changes in the fair value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. For variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect future earnings and cash flows. The Company did not have any variable rate debt outstanding at June 30, 2007 and December 31, 2006. The fair value of the Company's long-term debt at June 30, 2007 and December 31, 2006 is estimated to be approximately
$113,284,000 and $123,773,000, respectively, based on the market quotations obtained by the Company.

The Company is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of the Company's cash equivalents and restricted investments. Cash equivalents generally consist of overnight investments while the restricted investments at June 30, 2007 are principally comprised of an investment in a Federal Home Loan Bank Discount Note which was purchased at a discount of 5.09% and matures September 12, 2007 and an investment in the First American Treasury Obligations Fund. These investments are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

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

As required by the Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based on the foregoing evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

The Company and TCA asserted counterclaims against the plaintiff. Following discovery, the Company and TCA moved for summary judgment on the plaintiff's claims. The Court granted the Defendants' motion on August 4, 2004. The plaintiff appealed the Court's decision. On January 23, 2006, the Connecticut Supreme Court affirmed the trial court's ruling. Subsequently, the Company and TCA added additional counterclaims for vexatious litigation against Leisure, and brought the same vexatious litigation against certain of Leisure's shareholders as new counterclaim defendants. After certain motion procedures, the Court dismissed the vexatious litigation counterclaims against Leisure's shareholders. The Company and TCA have filed an appeal of the Court's decision dismissing those counterclaims against Leisure's shareholders. On July 25, 2007 the Company and TCA moved to default Leisure and the Court granted that motion.


Item 2 -- Changes in Securities:

       None

Item 3 -- Defaults upon Senior Securities:

       None

Item 4 -- Submission of Matters to a Vote of Security Holders:

No matters were submitted to the Company's security holders for a vote for the quarter ended June 30, 2007.

Item 5 -- Other  Information:

As disclosed in the Company's Form 12b-25, dated August 14, 2007, the Company's auditor, PricewaterhouseCoopers LLP ("PwC"), brought to the Company's attention an independence issue under the Public Company Accounting Oversight Board's Rule 3523 which concerns the provision of personal tax services to persons in a financial reporting oversight role (a "FROR") at an audit client. The independence issue arose from the tax services PwC provided in fiscal years 2006 and 2007 to Mr. Len Wolman, the Company's Chief Executive Officer and the Company's designated representative to TCA. Mr. Wolman is a FROR under the PCAOB rule. These income tax services were provided to Mr. Wolman in his personal capacity (and not in his capacity as an officer of the Company) pursuant to a separate engagement letter with him, and none of the tax services were paid for by the Company. After becoming aware of the independence issue, Mr. Wolman terminated PwC for all of his and his family's personal tax services, including estate planning services, effective August 7, 2007.

After consideration of the matter, the Board of Directors of the Company and the Managing Partners of TCA separately concluded that a reasonable investor, knowing all the relevant facts, would conclude that no mutuality of interest has arisen by virtue of the tax services provided to Mr. Wolman and his family, and that PwC's performing such tax services did not impair its ability to act objectively and impartially in its audit of the financial statements of the Company and TCA for the year ended December 31, 2006 or for its review of the interim financial statements of the Company and TCA for the first and second quarters of fiscal year 2007.

The factors considered by the Board of Directors and the Managing Partners included:

     The very limited nature of the Company's operations, which the Company does not believe create an opportunity to improve the financial position of Mr. Wolman at the expense of the Company;

     The very limited number of significant estimates and assumptions that management is required to develop in connection with the preparation of the financial statements for the Company and TCA ;

     The fact that the tax services were of a conventional tax compliance and planning nature and did not involve any aggressive or novel tax planning services;

     The pass-through nature, for tax purposes, of the Company and its parent entities, which result in tax liability being the responsibility of the Company's ultimate owners, not the Company; and

     The fact that PwC has had separate engagement letters with each of the Company, TCA, Waterford Group and Mr. Wolman, and that the engagement partner for the Company's and TCA's audits was unaware of the tax services being provided until July 30, 2007.

The Company has been advised that PwC has also concluded that the tax services provided to Mr. Wolman and his family did not create a mutuality of interest and that providing such services to Mr. Wolman and his family did not impair its ability to audit or review the financial statements of the Company and TCA in an objective and impartial manner.


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

    (x)   Filed herewith.

(b) REPORTS ON FORM 8-K


(i) Form 8-K Filed on May 15, 2007

          Item 8.01

          On May 15, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2007, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: May 15, 2007

(ii)Form 8-K Filed on July 9, 2007

          Item 8.01

          On July 6, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on July 6, 2007, on its website of its Slot Machine Statistical Report for Mohegan Sun at Pocono Downs containing statistics relating to slot handle, gross slot win, gross slot hold percentage, Pennsylvania gaming taxes and weighted average number of slot machines, on a monthly basis for the period from inception of slot operations (November 10, 2006) to June 30, 2007 , a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: July 6, 2007


(iii)Form 8-K Filed on July 17, 2007

          Item 8.01

          On July 16, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed Form 8-K, relating to the posting on July 16, 2007, on its website of its Slot Machine Statistical Report for Mohegan Sun containing statistics relating to slot handle, gross slot win, gross slot hold percentage, Connecticut slot win contributions, and weighted average number of slot machines, on a monthly basis for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: July 16, 2007


(iv)Form 8-K Filed on August 7, 2007

          Item 8.01

          On August 7, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed a copy of a press release on Form 8-K, announcing its operating results for the quarter ended June 30, 2007, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 8-K, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: August 7, 2007


(v) Form 8-K Filed on August 14, 2007

          Item 8.01

          On August 13, 2007, the Mohegan Tribal Gaming Authority (the "Authority") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2007, a copy of which has been filed as an exhibit to this report and is incorporated by reference to the Authority's electronic filing of such report on Form 10-Q, Securities and Exchange Commission file reference no. 033-80655.

          Date of Report: August 13, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 23, 2007                By: /s/ Len Wolman
                                         Len Wolman, Chief Executive Officer






Date: August 23, 2007                By: /s/ Alan Angel
                                         Alan Angel, Chief Financial Officer